Form 10-K
period 2020-12-31
Texas Pacific Land Corp
filed 2021-02-25
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 1-39804

Exact name of registrant as specified in its charter:
Texas Pacific Land Corporation

State or other jurisdiction of incorporation or organization:	IRS Employer Identification No.:
Delaware	75-0279735

Address of principal executive offices:
1700 Pacific Avenue, Suite 2900 Dallas, Texas 75201

Registrant’s telephone number, including area code:
(214) 969-5530

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	TPL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $4,508,900,000.

As of January 31, 2021, there were 7,756,156 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
 None

TEXAS PACIFIC LAND CORPORATION

PART I

Statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business.

General

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 880,000 acres of land in West Texas. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th), all located in the western part of Texas.

The Company was originally organized as Texas Pacific Land Trust (the “Trust”) under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. The Declaration of Trust provided for the appointment of trustees (the “Trustees”) to manage the assets of the Trust with all of the powers of an absolute owner. On January 11, 2021, the Trust completed its reorganization from a business trust, Texas Pacific Land Trust, into Texas Pacific Land Corporation (the “Corporate Reorganization”), a corporation formed and existing under the laws of the State of Delaware. See further discussion under “Corporate Reorganization” below. Any references in this Annual Report on Form 10-K to the Company, TPL, our, we or us with respect to periods prior to January 11, 2021 will be in reference to the Trust, and references to periods on that date and thereafter will be in reference to Texas Pacific Land Corporation or TPL Corporation.

Our surface and royalty ownership allow steady revenue generation through the entire value chain of oil and gas development. While we are not an oil and gas producer, we benefit from various revenue sources throughout the life cycle of a well. During the initial development phase where infrastructure for oil and gas development is constructed, we receive fixed fee payments for use of our land and revenue for sales of materials (caliche) used in the construction of the infrastructure. During the drilling and completion phase, we generate revenue for providing sourced water and/or treated produced water in addition to fixed fee payments for use of our land. During the production phase, we receive revenue from our oil and gas royalty interests and also revenues related to saltwater disposal on our land. In addition, we generate revenue from pipeline, power line and utility easements, commercial leases, material sales and seismic and temporary permits principally related to a variety of land uses, including midstream infrastructure projects and processing facilities as hydrocarbons are processed and transported to market.

Corporate Reorganization

On July 30, 2019, the Trust and the Trustees entered into a settlement agreement (the “Settlement Agreement”) with Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC, Murray Stahl, SoftVest, L.P., SoftVest Advisors, LLC, Eric L. Oliver, ART-FGT Family Partners Limited, Tessler Family Limited Partnership and Allan R. Tessler (the “Investor Group”) with respect to the previous proxy contest mounted by the Investor Group and the then-pending litigation between the parties. The parties agreed, among other things, (i) to dismiss the pending litigation captioned Case 3:19-cv-01224-B Texas Pacific Land Trust et al v. Oliver in the U.S. District Court for the Northern District of Texas in Dallas, (ii) to add three new members, including Mr. Stahl and Mr. Oliver, to the Conversion Exploration Committee (the “CE Committee”), which was formed in

June 2019 to evaluate the conversion of the Trust into a corporation (the “Conversion”), and (iii) if the CE Committee recommended a plan of Conversion, the Investor Group would be required to support such Conversion.

On January 21, 2020, the CE Committee recommended to the Trustees that the Trust approve a plan of corporate reorganization, comprised of the steps, plan and proposed governance terms that had each been reviewed and approved by the CE Committee.

The Trustees and the Investor Group amended the Settlement Agreement on March 6, 2020 and March 20, 2020, in each case for the purpose of, among other things, providing the Trust with additional time to review and approve the plan of corporate reorganization recommended by the CE Committee.

On March 23, 2020, the Trustees announced their approval of a plan to reorganize the Trust to a corporation.

On June 11, 2020, the Trust entered into a stockholders’ agreement dated as of December 14, 2020, with Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors, LLC, SoftVest, L.P., and Mission Advisors, LP,(as amended to date, the “Stockholders’ Agreement”), providing for, among other things, the appointment of Dana F. McGinnis, Eric L. Oliver and Murray Stahl as directors of TPL’s board of directors (the “Board”) immediately following the Distribution (as defined below). On June 15, 2020, the prospective members of the Board were announced, consisting of the current members of our Board.

On November 17, 2020, the Trust affirmed its prior approval of the Corporate Reorganization and the distribution of all of TPL Corporation’s issued and outstanding shares of common stock, par value $0.01 per share (the “Common Stock”) on the basis of one share of Common Stock for every sub-share in certificates of proprietary interest, par value $0.03-1/3 of the Trust (“Sub-share”) held.

On January 11, 2021, TPL completed its Corporate Reorganization. To implement the Corporate Reorganization, the Trust and TPL Corporation entered into agreements and undertook and caused to be undertaken a series of transactions to effect the transfer to TPL Corporation of all of the Trust’s assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Corporate Reorganization. The agreements entered into include a contribution agreement between the Trust and TPL Corporation (the “Contribution Agreement”).

Prior to the market opening on January 11, 2021, the Trust distributed all of the shares of Common Stock to holders of Sub-shares on a pro rata, one-for-one, basis in accordance with their interests in the Trust (the “Distribution”). As a result of the Distribution, TPL Corporation is now an independent public company and its Common Stock is listed under the symbol “TPL” on the New York Stock Exchange (the “NYSE”).

A summary of the material terms of the Contribution Agreement can be found in our information statement, dated December 31, 2020, which was included as Exhibit 99.1 to our Current Report on Form 8-K filed on December 31, 2020 (the “Information Statement”), under the heading entitled “Certain Relationships and Related Person Transactions—Material Agreements of TPL Corporation — Contribution Agreement.” Such summary is incorporated herein by reference.

Business Segments

We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Company and provide a framework for timely and rational allocation of resources within businesses. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10, “Business Segment Reporting” in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Land and Resource Management

Our Land and Resource Management segment encompasses the business of managing the approximately 880,000 acres of land and our oil and gas royalty interests in West Texas owned by Texas Pacific Resources LLC, a single member Texas limited liability company, owned by the Company. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells.

Our revenue from easements is generated from easement contracts covering activities such as oil and gas pipelines and subsurface wellbore easements. The majority of our easements have a thirty-plus year term but subsequently renew every ten years with an additional payment. We also enter into agreements with operators and mid-stream companies to lease land from us, primarily for facilities and roads.

The demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses prevalent in West Texas.

Operations

Revenues from the Land and Resource Management segment for the last three years were as follows (amounts presented in thousands):

	Years Ended December 31,
	2020		2019		2018
	Segment Revenue (1)	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Oil and gas royalties	$137,948	46%	$154,729	31%	$123,834	41%
Easements and other surface-related income	39,478	13%	73,143	15%	63,908	21%
Sale of oil and gas royalty interests	—	—%	—	—%	18,875	6%
Land sales and other operating revenue	17,706	6%	135,456	28%	4,859	2%
Total Revenue - Land and Resource Management segment	$195,132	65%	$363,328	74%	$211,476	70%

(1)Revenues for 2020 were impacted by the COVID-19 pandemic. Please see further discussion of the impact on our financial results for 2020 at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic and Market Conditions.”

Land Activity for the Year Ended December 31, 2020

For the year ended December 31, 2020, we sold 22,160 acres of land for an aggregate sales price of approximately $16.0 million, an average price of approximately $721 per acre. The sale excluded any mineral or royalty interest in the lands conveyed. Additionally, the Company recognized land sales revenue of $1.4 million for the year ended December 31, 2020 related to land exchanges where the Company had no cost basis in the land conveyed.

For the year ended December 31, 2020, the Company acquired 756 acres of land in Texas for an aggregate purchase price of approximately $3.9 million, an average of approximately $5,134 per acre (excludes land acquired through the land exchange as previously discussed).

Competition

Our Land and Resource Management segment does not have peers, as such, in that it sells, leases and generally manages land owned by the Company and, to that extent, any owner of property located in areas comparable to the Company is a potential competitor.

Water Services and Operations

Our Water Services and Operations segment encompasses the business of providing full-service water offerings to operators in the Permian Basin through Texas Pacific Water Resources LLC (“TPWR”), a single member Texas limited liability company owned by the Company. Our significant surface ownership in West Texas provides TPWR with a unique opportunity to provide multiple full-service water offerings to operators.

These full-service water offerings include, but are not limited to, water sourcing, produced-water gathering/treatment, infrastructure development, disposal solutions, water tracking, analytics and well testing services. We are committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations. Our significant surface ownership in West Texas provides TPWR with a unique opportunity to provide multiple full-service water offerings to operators.

Currently, the revenue streams of this segment principally consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties. Prior to the formation of TPWR, we entered into agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. Energy businesses use water for their oil and gas projects while service businesses (i.e., water management service companies) operate water facilities to produce and sell water to energy businesses. While we continue to collect water royalties under these legacy agreements, the overall contribution to revenue from these legacy agreements has declined in recent years and is expected to continue to decline in the future as the activities are undertaken by TPWR.

Operations

Revenues from our Water Services and Operations segment for the last three years were as follows (amounts presented in thousands):

	Years Ended December 31,
	2020		2019		2018
	Segment Revenue (1)	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Water sales and royalties	$54,862	18%	$84,949	17%	$63,913	21%
Easements and other surface-related income	52,560	17%	42,219	9%	24,831	9%
Total Revenue – Water Services and Operations segment	$107,422	35%	$127,168	26%	$88,744	30%

(1)Revenues for 2020 were impacted by the COVID-19 pandemic. Please see further discussion of the impact on our financial results for 2020 at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic and Market Conditions.”

The decrease in water sales during 2020 compared to 2019 is principally due to an 18.7% decrease in the average sales price per barrel of water, a 6.8% decrease in the number of barrels sold and a $7.0 million deferral of water sales in the fourth quarter of 2020 related to take or pay contracts. Water royalties under legacy agreements decreased $6.4 million during 2020 compared to 2019.

During the year ended December 31, 2020, the Company invested approximately $4.9 million in TPWR projects to develop and enhance water sourcing and water treatment assets.

Competition

While there is competition in the water service business in the Permian Basin, we believe our position as a significant landowner of approximately 880,000 acres in West Texas gives us a unique advantage over our competitors who must negotiate with existing landowners to source water and then for the right of way to deliver the water to the end user.

Major Customers

During 2020, we received $54.1 million, or approximately 18% of our total revenues, which included $30.2 million of oil and gas royalties, $21.6 million of easements and other surface-related income and $2.3 million of water sales and royalties, from Occidental Petroleum Corporation and $31.6 million, or approximately 10% of our total revenues, which included $24.5 million of oil and gas royalties, $6.7 million of water sales and royalties and $0.4 million of easements and other surface-related income, from Chevron Corporation.

Seasonality

The business of TPL is not seasonal in nature, as that term is generally understood, although due to the nature of our operations, our revenue may vary widely from year to year and quarter to quarter.

Regulations

We are subject to various federal, state and local laws. Management believes that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other companies similar to TPL.

We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Environmental Considerations

Compliance with Federal, State and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effect upon our business generally, including the capital expenditures, earnings and competitive position of the Company. To date, the Company has not been called upon to expend any funds for these purposes.

Employees and Human Capital Resources

As of December 31, 2020, the Company had 102 full-time employees. Our business strategy and ability to serve customers relies on employing talented professionals and attracting, training, developing and retaining a knowledgeable skilled workforce. We maintain a good working relationship with our employees. We value our employees and their experience in providing value through land, mineral and water resource management and water solutions. Maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Accordingly, we offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

Employee safety is also among our top priorities. Accordingly, we have developed and administer company-wide policies to ensure a safe and fair workplace free of discrimination or harassment for each team member and compliance with Occupational Safety and Health Administration (“OSHA”) standards, as further discussed in our Code of Business Conduct and Ethics. This commitment applies to recruiting, hiring, compensation, benefits, training, termination, promotions or any other terms and conditions of employment. Throughout the COVID-19 pandemic, we have maintained our strong focus on safety and have taken measures to protect our employees and maintain safe, reliable operations, without implementing furloughs or employee workforce reductions.

Our existing information technology infrastructure gave us the ability to respond rapidly to the recommended measures of temporarily closing our corporate office and allowing our corporate employees to work remotely. We employed additional safety measures and personal protective equipment for our field employees, including quarantine facilities, if needed, and implementation of a medical hotline for access by all employees should they experience symptoms or seek additional medical information. We strive for a goal of zero occupational injuries, illnesses and incidents in our workplace. To ensure that we protect our safety culture, we have in place a dedicated HS&E team with substantial combined years of experience and have in-house authorized trainers for OSHA-required certified training, powered equipment training and PCE-safe land certificated training.

Available Information

The Company makes available, free of charge, on or through its website copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Such reports are available there at www.sec.gov and on our website at www.TexasPacific.com. The information contained on our website is not part of this Report.

Item 1A. Risk Factors.

An investment in our securities involves a degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our securities could decline and you could lose part or all of your investment.

Risks Related to our Business

Our oil and gas royalty revenue is dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties that we receive are dependent upon the market prices for oil and gas. When lower market prices for oil and gas occur, they will have an adverse effect on our oil and gas royalty revenues. In 2020, our oil and gas royalties were impacted by lower oil and gas prices and may continue to be affected in future periods. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years and prices have recently experienced a severe decrease due to increased supply by member nations of the Organization of the Petroleum Exporting Countries Plus (“OPEC+”) and general economic downturn. At the same time, COVID-19 has spread to many nations of the world and has resulted in the implementation of numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The reduction of economic activity has significantly reduced the global demand for oil and gas. The scale and duration of the impact of these factors remain unknowable but could lead to an increase in our operating costs or a decrease in our revenues and have a material impact on our business segments and earnings, cash flow and financial condition.

We are not an oil and gas producer. Our revenues from oil and gas royalties are subject to the actions of others.

We are not an oil and gas producer. Our oil and gas income is derived primarily from perpetual non-participating oil and gas royalty interests that we have retained. As oil and gas wells age, the costs of production may increase and their capacity may decline absent additional investment. However, the owners and operators of the oil and gas wells make all decisions as to investments in, and production from, those wells and our royalties are dependent upon decisions made by those operators, among other factors. Accordingly, a significant portion of our revenues is reliant on the management of third parties, over whom we have no control. There can be no assurance that such third parties will take actions or make decisions that will be beneficial to us, which could result in adverse effects on our financial results and performance.

Our revenues from the sale of land are subject to substantial fluctuation. Land sales are subject to many factors that are beyond our control.

Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of future land sales. The demand for, and the sale price of, any particular tract of our land is influenced by many factors, including the national and local economies, rate of oil and gas well development by operators, the rate of residential and commercial development in nearby areas, livestock carrying capacity and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and agricultural products. Our ability to sell land is, therefore, largely dependent on the actions of adjoining landowners.

Demand for TPWR’s products and services is substantially dependent on the levels of expenditures by our customers. The recent oil and gas industry downturn has (and current market conditions have) resulted in reduced demand for oilfield services and lower expenditures by our customers, which has adversely impacted our earnings, cash flow and financial condition and may continue to do so in the future.

Demand for TPWR’s products and services depends substantially on expenditures by our customers for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas.

Declines, as well as anticipated declines, in oil and gas prices have in the past resulted in, and may in the future result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, which would adversely affect our earnings, cash flow and financial condition.

In 2020, the results of operations for the Water Services and Operations segment have been impacted by reduced demand and declines in expenditures by our customers due primarily to the economic downturn in 2020 resulting from the COVID-19 pandemic and may continue to be impacted in future periods.

We face the risks of doing business in a new and rapidly evolving market for TPWR and may not be able to successfully address such risks and achieve acceptable levels of success or profits.

We have encountered and may continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets with respect to the business of TPWR, including:

•limited operating experience;
•start-up costs for a new line of business;
•lack of sufficient customers or loss of significant customers for the new line of business; and
•difficulties in managing potentially rapid growth.

The impact of government regulation on TPWR could adversely affect our business.

The business of TPWR is subject to applicable state and federal laws and regulations, including laws and regulations on water use, environmental and safety matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning water wells, source water and treatment facilities. TPWR’s business could be affected by problems, slowdowns or other stoppages to operations of providing water treatment critical to the success of TPWR.

Our business and financial results could be disrupted by natural or human causes beyond our control.

Our revenues depend on natural and environmental conditions with respect to operations that result in royalties to us, or that use our water services. Our business and financial results are therefore subject to disruption from natural or human causes beyond our control, including physical risks from severe storms, floods and other forms of severe weather, war, accidents, civil unrest, political events, fires, earthquakes, system failures, pipeline disruptions, terrorist acts and epidemic or pandemic diseases, any of which could result in a material adverse effect on oil and natural gas production and/or our results of operations.

Our business and financial results are subject to major trends in our industry, such as decarbonization, and may be adversely affected by future developments out of our control.

Much of the value of the land we own and upon which we receive royalties is based on the oil and natural gas located there. Our revenues may be negatively affected by changes driven by trends such as decarbonization efforts. Such changes may relate to the types or sources of energy in demand, such as a shift to renewable sources of power generation (such as wind and solar), along with ongoing changes in government, investor, customer and consumer policies and preferences. The evolution of global energy sources is affected by factors out of our control, such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies.

The loss of key members of our management team or difficulty attracting and retaining experienced technical personnel could reduce our competitiveness and prospects for future success.

The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team, including with respect to the business of TPWR. The loss of key members of our management team could have an adverse effect on our business. If we cannot retain our experienced personnel or attract additional experienced personnel, our ability to compete could be harmed.

Our results of operations for any quarter are not necessarily indicative of our results of operations for a full year.

Revenues from oil and gas royalties may fluctuate from quarter to quarter based upon market prices for oil and gas and production decisions made by the operators. Our other revenue streams, which include, but are not limited to, water sales and royalties, easements and other surface-related income and sales of land, may also fluctuate from quarter to quarter. As a result, the results of our operations for any particular quarter are not necessarily indicative of the results of operations for a full year.

Global health threats, such as COVID-19, may adversely affect our business.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent and continuing outbreak of COVID-19. A significant outbreak of contagious diseases in the human population and resulting widespread health crisis could adversely affect the economies and financial markets of many countries, resulting in an economic downturn, reduced demand for oil and gas and interruption to supply chains related to oil and gas. The reduction of economic activity and reduced global demand for oil and gas related to COVID-19 and actions taken by governments to mitigate the spread of the virus could lead to an increase in our operating costs and have a material impact on our business segments and earnings, cash flow and financial condition.

Risks Related to the Corporate Reorganization

We may not achieve some or all of the expected benefits of the Corporate Reorganization and the Distribution, and the Corporate Reorganization and the Distribution may adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from our recent Corporate Reorganization and the Distribution, or such benefits may be delayed or not occur at all. The Corporate Reorganization and the Distribution is expected to provide the following benefits, among others:

●
Greater Stockholders’ Rights. The ability of our stockholders to annually vote for directors to staggered three-year terms on a classified board is expected to increase the accountability of management while giving stockholders a voice in periodic board refreshment.

●	Diverse Leadership. Our Board, composed of nine members, is anticipated to reflect a diversity of expertise, perspectives and backgrounds. Eight of the nine members are independent directors.

●
Delaware Corporate Legal Regime. The Corporate Reorganization allows the Company and its stockholders to benefit from the predictability and responsiveness of the Delaware legal regime for corporations.

●
Greater Trading Liquidity. The Company’s Common Stock will be eligible for inclusion in certain indices, which we believe will make the stock more attractive for institutional investors, thereby promoting demand and increasing trading liquidity.

The completion of the Corporate Reorganization will implicate transfer restrictions, and may implicate conditions and covenants contained in certain agreements to which the Trust was a party and thereby may cause us to lose certain benefits that the Trust historically received. If the Company is unable to obtain consents to, or approval or waiver of, any such transfer restrictions, conditions or covenants, or is unable to obtain an acknowledgement that any such benefits shall continue for the benefit of TPL Corporation, we may not be entitled to all benefits and other rights under such agreements, which may have an adverse impact on the business and results of operations.

The completion of the Corporate Reorganization will implicate transfer restrictions, and may implicate conditions and covenants, contained in certain agreements to which the Trust is a party and thereby may cause us to lose certain benefits that the Trust historically received. Certain counterparties may withhold consent to, or approval or waiver of, transfer restrictions, or certain conditions or covenants in order to or obtain more favorable terms from us. If the Company is unable to obtain consents to, or approval or waiver of, any such transfer restrictions, conditions or covenants, or if the Company is unable to obtain acknowledgement from any counterparties that any such benefits shall continue for the benefit of TPL Corporation, then we may decide to enforce our rights and interests by initiating legal action. In the meantime, and pending the outcome of any such legal proceeding to enforce our rights, we may be unable to continue to obtain all benefits and other rights under such agreements that would otherwise be transferred to us as part of the Corporate Reorganization. This may have an adverse impact on TPL’s business and results of operations. Thus far, no such consents, approvals or waivers that have been sought have been denied, but there can be no assurance that such event will not arise as we continue to complete the post-closing requirements of the Corporate Reorganization.

For example, the obligation to pay ad valorem taxes with respect to certain of our royalty interests was assumed by a third party and is now the obligation of the successors in interest to such third party (the “obligors”), so long as such royalty interests are held by the Trustees or their successors in office under the Declaration of Trust. Based on a review of public records, we estimate that the payments made for these ad valorem taxes on behalf of the Trust for the year 2020 could be in the range of $4.3 to $7.2 million. The amount of such taxes depends on the valuations determined by various county taxing authorities with respect to our royalty interests and the tax rates used in assessing such ad valorem taxes. Consequently, the amount of ad valorem taxes that may be assessed against our royalty interests may vary from year to year, and we are unable to reliably predict the amount of any such increases or decreases in future years. If, as a result of the Corporate Reorganization, the obligors cease paying these taxes on our behalf, then, pending the outcome of any legal proceeding to enforce our rights, TPL may have to begin paying such ad valorem taxes annually, which would have an adverse impact on our business and results of operations.

The Corporate Reorganization and the Distribution may have adverse tax consequences.

We have obtained an opinion from counsel that the Corporate Reorganization and the Distribution qualified as a tax-free reorganization within the meaning of Section 368(a)(1)(F) of the Code. The opinion of counsel does not address any U.S. state or local or non-U.S. tax consequences of the Corporate Reorganization and the Distribution. The opinion assumed that the Corporate Reorganization and the Distribution was completed according to the terms of certain of the operative agreements and required regulatory filings, and relied on the facts as stated therein and in other ancillary agreements and documents. In addition, the opinion was based on certain representations as to factual matters from, and certain covenants by, us and the Trust. The opinion cannot be relied on if any of the assumptions, representations or covenants were incorrect, incomplete or inaccurate or were violated in any material respect.

The opinion of counsel is not binding on the IRS or the courts, and no assurance can be given that contrary positions will not be taken by the IRS or a court. We have not sought and will not seek a ruling from the IRS regarding the federal income tax consequences of the Corporate Reorganization and the Distribution.

If the Corporate Reorganization and the Distribution were to fail to qualify as a reorganization or for tax-free treatment either under Section 368(a)(1)(F) or any other provision of the Code, then U.S. Holders of Sub-shares would recognize gain or loss, as applicable, equal to the difference between (a) the sum of the fair market value of the shares of TPL Corporation Common Stock received by such holder and (b) its adjusted tax basis in the Sub-shares surrendered in exchange therefor. Further, the Trust would recognize taxable gain as if it sold all of its assets, subject to its liabilities, at fair market value. The consequences of the Corporate Reorganization and the Distribution to any holder will depend on that holder’s particular situation.

Risks Related to Our Common Stock

We cannot be certain that an active trading market for our Common Stock will be sustained after the Corporate Reorganization and, following the Corporate Reorganization, our stock price may fluctuate significantly.

A public market for our Common Stock did not exist until the Corporate Reorganization was effected on January 11, 2021. We cannot guarantee that the active trading market that has developed will be sustained for our Common Stock after the Distribution, nor can we predict the prices at which shares of our Common Stock may trade.

Until the market has fully evaluated our business as a corporation, the prices at which shares of our Common Stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. The increased volatility of our stock price following the Corporate Reorganization may have a material adverse effect on our business, financial condition and results of operations. The market price of our Common Stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our results of operations due to factors related to our business;

●	our quarterly or annual earnings, or those of other companies in our industry;

●	changes to the regulatory and legal environment under which we operate;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	the failure of securities analysts to cover, or positively cover, our Common Stock after the Corporate Reorganization;

●	changes in earnings estimates by securities analysts or our ability to meet those estimates;

●	the operating and stock price performance of other comparable companies;

●	investor perception of our company and our industry;

●	actual or anticipated fluctuations in commodities prices; and

●	domestic and worldwide economic conditions.
There may be substantial changes in our stockholder base.

Investors in the Trust may have held Sub-shares because of a decision to invest in an organization with the Trust’s governance profile or operating track record. Now that the Corporate Reorganization has occurred, the shares of our Common Stock held by those investors will represent an investment in a company with a different governance profile, in particular a board of directors at TPL Corporation subject to changes from year to year at annual elections of directors serving staggered three-year terms. More frequent changes in the leadership of the organization, particularly on the Board, could lead to changes in the operating policies of TPL Corporation over time. Such changes may not match some stockholders’ investment strategies, which could cause them to sell our Common Stock. These changes may also attract new investors who previously did not invest in the Trust because of its governance profile or operating track record. As a result of such changes, our stock price may decline or experience volatility as our stockholder base changes. Additionally, new investors or leadership at TPL Corporation could advocate for business or corporate initiatives that would not be beneficial for all stockholders, such as an untimely sale of the business.

If stockholders were to approve an amendment to our amended and restated certificate of incorporation allowing the issuance of additional equity, holders of our Common Stock could experience dilution in the future.

In the future, if stockholders were to approve an amendment to our amended and restated certificate of incorporation allowing the issuance of additional equity, holders of our Common Stock could be diluted because of equity issuances for proposed acquisitions or capital market transactions or equity awards proposed to be granted to our directors, officers and employees subject to any required vote of holders of our Common Stock under our amended and restated certificate of incorporation and amended and restated bylaws. We may issue stock-based awards, including annual awards, new hire awards and periodic retention awards, as applicable, to our directors, officers and other employees under any employee benefits plans we may adopt.

In addition, our amended and restated certificate of incorporation will authorize us to issue, without the approval of our stockholders, one or more series of preferred stock having such designations, powers, preferences, privileges and relative, participating, optional and special rights, and qualifications, limitations and restrictions as the Board may generally determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our Common

Stock. For example, we could grant the holders of preferred stock the right to elect some number of the members of the Board in all events or upon the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our Common Stock.

We may not continue the Trust’s historical practice of declaring cash dividends. We will evaluate whether to pay cash dividends on our Common Stock in the future and we cannot guarantee the timing, amount or payment of dividends, if any.

The timing, declaration, amount of, and payment of any cash dividends to our stockholders is within the discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with any debt service obligations or other contractual obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by the Board. Moreover, should our Board determine to pay any dividend in the future, there can be no assurance that we will continue to pay such dividends or the amount of such dividends.

We may not continue the Trust’s historical practice of repurchasing outstanding equity of Sub-share holders. We will evaluate whether to repurchase our outstanding Common Stock in the future and we cannot guarantee the timing, amount or payment of share repurchases, if any.

During the years ended December 31, 2019, 2018 and 2017, the Trust approved the purchase and subsequent cancellation of 6,258, 59,185 and 105,715 outstanding Sub-shares, respectively. The Trust did not purchase any outstanding Sub-shares during the year ended December 31, 2020. We expect that we will from time to time offer to repurchase a portion of our outstanding Common Stock. However, any repurchase will be within the discretion of our Board and will depend upon many factors, including market and business conditions, the trading price of our Common Stock, available cash and cash flow, capital requirements and the nature of other investment opportunities.

State law and anti-takeover provisions could enable our Board to resist a takeover attempt by a third party and limit the power of our stockholders.

Our amended and restated certificate of incorporation and amended and restated bylaws will contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions are expected to include, among others: (a) the ability of our remaining directors to fill vacancies on our Board (except in an instance where a director is removed by stockholders and the resulting vacancy is filled by stockholders); (b) the inability of stockholders to call a special meeting of stockholders; (c) rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and (d) the right of our Board to issue preferred stock without stockholder approval.

In addition, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make the Company immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of the Company and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware or the U.S. District Court for the Northern District of Texas as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the Company and our directors and officers.

Our amended and restated certificate of incorporation provides that unless the Company otherwise determines, the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the U.S. District Court for the District of Delaware) or the U.S. District Court for the Northern District of Texas (or, if such court does not have jurisdiction, any district court in Dallas County in the State of Texas) will be the sole and exclusive forums for any derivative action brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees or stockholders, any action or proceeding asserting a claim against us or any of our directors, officers, employees or agents arising pursuant to, or seeking to enforce any right, obligation or remedy under any provision of the DGCL, the laws of the State of Texas, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim against us or any of our directors, officers, employees or agents governed by the internal affairs doctrine, in each such case, subject to the applicable court having personal jurisdiction over the indispensable parties named as defendants. Our amended and restated certificate of incorporation also provides that unless our Board otherwise determines, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”).

To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws, including the Securities Act and the Exchange Act, although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that one or more parts of the exclusive forum provision in our amended and restated certificate of incorporation is inapplicable or unenforceable.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or our directors or officers, which may discourage such lawsuits against the Company and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

As of December 31, 2020, TPL owned the surface estate in 880,523 acres of land, comprised of numerous separate tracts, located in the western part of Texas. There were no material liens or encumbrances on the Company’s title to the surface estate in those tracts. Additionally, the Company also owns a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under 84,934 acres of land and a 1/16th NPRI under 370,737 acres of land in the western part of Texas. The following table shows our surface ownership and NPRI ownership by county as of December 31, 2020:

	Number of Acres
County	Surface	1/128th Royalty	1/16th Royalty
Callahan	—	—	80
Coke	—	—	1,183
Concho	2,592	—	—
Crane	3,622	265	5,198
Culberson	288,942	—	111,513
Ector	19,888	33,633	11,793
El Paso	16,613	—	—
Fisher	—	—	320
Glasscock	27,245	3,600	11,111
Howard	4,788	3,099	1,840
Hudspeth	154,247	—	1,008
Jeff Davis	13,117	—	7,555
Loving	63,238	6,107	48,066
Midland	28,372	12,945	13,120
Mitchell	3,842	1,760	586
Nolan	1,600	2,488	3,157
Palo Pinto	—	—	800
Pecos	43,377	320	16,895
Presidio	—	—	3,200
Reagan	—	6,162	1,274
Reeves	188,673	3,013	116,691
Stephens	—	2,817	160
Sterling	5,212	640	2,080
Taylor	690	—	966
Upton	6,661	6,903	9,101
Winkler	7,804	1,182	3,040
Total	880,523	84,934	370,737

As of December 31, 2020, the Company owned additional royalty interests in the following counties:

County	Number of Net Royalty Acres(1)
Culberson	810
Glasscock	1,059
Howard	770
Loving	10
Martin	509
Midland	450
Reagan	115
Reeves	176
Upton	191
Total	4,090

 (1) Normalized to 1/8th.

The Company leases office space in Dallas, Texas for its corporate headquarters and in Midland, Texas for TPWR.

Item 3. Legal Proceedings.

TPL is not involved in any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to our Corporate Reorganization effective January 11, 2021, the Trust’s Sub-shares were traded on the NYSE under the symbol “TPL”. As discussed in Item 1. “Business — General — Corporate Reorganization”, on January 11, 2021, the Trust’s Sub-shares were converted one for one into shares of TPL Corporation’s Common Stock. Effective January 11, 2021, our Common Stock began trading on the NYSE under our existing ticker symbol “TPL”.

The range of reported sale prices for Sub-shares on the NYSE for each quarterly period during the past two fiscal years was as follows:

	Years Ended December 31,
	2020		2019
	High	Low	High	Low
1st Quarter	$838.50	$295.05	$798.98	$524.90
2nd Quarter	$708.80	$345.00	$915.66	$707.72
3rd Quarter	$615.00	$427.69	$818.09	$619.90
4th Quarter	$750.00	$437.01	$804.70	$565.10

The Company has paid a cash dividend each year for the preceding 64 years. During 2020, the Company paid a cash dividend of $10.00 per Sub-share in March 2020 and special dividends of $16.00 per Sub-Share, consisting of $6.00 per Sub-share in March 2020 and $10.00 per Sub-share in December 2020. During March 2019, the Company paid a cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share.

The Company is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board and will depend upon the Company’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by our Board.

The Board has determined to pay dividends quarterly going forward in March, June, September and December of each year, subject to the discretion of the Board. On February 17, 2021, the Board declared a quarterly cash dividend of $2.75 per share payable on March 15, 2021 to stockholders of record at the close of business on March 8, 2021.

The Company had 219 holders of its Common Stock as of January 31, 2021.

The Company has not incorporated equity-related compensation elements in its compensation programs. During the year ended December 31, 2020, the Company did not issue or sell any equity securities.

Issuer Purchases of Common Stock

The Trust did not repurchase any Sub-shares during the fourth quarter of 2020.

Item 6. Selected Financial Data.

The following data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto incorporated by reference in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in thousands, except shares and per share amounts):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Revenues	$302,554	$490,496	$300,220	$154,634	$66,109
Income before income taxes	$219,662	$402,255	$261,750	$145,061	$62,896
Net income	$176,049	$318,728	$209,736	$97,231	$42,275
Net income per Sub-share	$22.70	$41.09	$26.93	$12.38	$5.29
Dividends per Sub-share (1)	$26.00	$6.00	$4.05	$1.35	$0.31
Average number of Sub-shares outstanding	7,756,156	7,756,437	7,787,407	7,854,705	7,989,030

	As of December 31,
	2020	2019	2018	2017	2016
Total assets, exclusive of property with no assigned value	$571,635	$598,176	$285,075	$120,035	$59,403

(1)Dividends per Sub-share include special dividends of $16.00, $4.25, $3.00, and $1.00 per Sub-share for the years ended December 31, 2020, 2019, 2018 and 2017, respectively. In 2020, we paid special dividends of $6.00 per Sub-share in March 2020 and $10.00 per Sub-share in December 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the factors discussed in Item 1A. “Risk Factors” and with the Consolidated Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance. Words or phrases such as “does not believe” and “believes,” or similar expressions, when used in this Form 10-K or other filings with the SEC, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

TPL was originally organized in 1888 as a business trust to hold title to extensive tracts of land in numerous counties in West Texas which were previously the property of the Texas and Pacific Railway Company. As discussed in Item 1. “Business — General — Corporate Reorganization,” on January 11, 2021, we completed our Corporate Reorganization from a business trust to a corporation changing our name from Texas Pacific Land Trust to Texas Pacific Land Corporation.

Our revenues are derived primarily from oil and gas royalties, sales of water and land, easements and commercial leases. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. The demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses prevalent in western Texas.

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our oil and gas royalty interests. Thus, in addition to fluctuating in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells. We monitor reports from the operators, the Texas Railroad Commission, and other private data providers to assure that we are being paid the appropriate royalties.

Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements and subsurface wellbore easements. The majority of our easements have a thirty-plus year term but subsequently renew every ten years with an additional payment. Commercial lease revenue is derived primarily from saltwater disposal royalties, processing, storage and compression facilities and roads.

TPWR provides full-service water offerings to operators in the Permian Basin. These services include, but are not limited to, water sourcing, produced-water gathering/treatment, infrastructure development, disposal solutions, water tracking, analytics and well testing services. TPWR's revenue streams principally consist of revenue generated from sales of sourced and treated water as well as revenues from produced water royalties.

COVID-19 Pandemic and Market Conditions

The increased supply of oil and gas by member nations of OPEC+ and the uncertainty caused by the global spread of COVID 19 led to declines in crude oil prices and a reduction in global demand for oil and gas in 2020. The full impact of these events, which resulted in production curtailments and/or conservation of capital by the owners and operators of the oil and gas wells to which the Company’s royalty interests relate, is unknown at this time. These events have negatively affected the Company’s business and results of operations for the year ended December 31, 2020.

During these uncertain times, we have continued to generate positive operating results and remain focused on meeting the operational needs of our customers while maintaining a safe and healthy work environment for our employees. Our existing information technology infrastructure has afforded us the opportunity to allow our corporate employees to work remotely. We have deployed additional safety and sanitization measures, including quarantine facilities for our field employees, if needed.

In an effort to decrease ongoing operational costs, we have implemented certain cost reduction measures which include, but are not limited to, a reduction in contract labor, conversion of portions of our water sourcing infrastructure to electric power and negotiated price reductions and discounts with certain vendors. We continue to monitor our customer base and outstanding accounts receivable balances as a means of minimizing any potential collection issues. As a royalty owner, we have no capital expenditure or operating expense burden for development of wells. Furthermore, our water operations currently have limited capital expenditure requirements, the amount and timing of which are entirely within our control.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The Company evaluated the provisions and potential impacts of this legislation; however, there have been no significant impacts to the Company's results of operations or financial position resulting from the CARES Act for the year ended December 31, 2020.

Despite the uncertainty caused by the COVID-19 pandemic and the resulting record low oil prices and reduced demand, we believe our longevity in the industry and strong financial position provide us with the tools necessary to navigate these unprecedented times. We have no debt, a strong cash position (cash and cash equivalents were $281.0 million for the year ended December 31, 2020) and we continue to maintain our capital resource allocation discipline.

Liquidity and Capital Resources

Our principal sources of liquidity are revenues from oil and gas royalties, easements and other surface-related income, and water and land sales. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment, working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the uncertainty created by the COVID-19 pandemic and/or the recent significant decline in oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding, including potential future borrowing under a credit facility or other financing options. We have no debt or credit facilities as of December 31, 2020 and have no immediate plans to enter in such arrangements.

As of December 31, 2020, we had cash and cash equivalents of $281.0 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase our Common Stock subject to market conditions, to pay dividends subject to the discretion of the Board and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Results of Operations

We operate our business in two segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 10, “Business Segment Reporting” in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our results of operations for the year ended December 31, 2020 have been negatively impacted by the economic impacts related to the COVID-19 pandemic and the declines in pricing and demand for crude oil that occurred during 2020. Given the uncertainty surrounding the severity and duration of the COVID-19 pandemic, our results of operations may continue to be impacted in future periods.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues. Revenues decreased $187.9 million, or 38.3%, to $302.6 million for the year ended December 31, 2020 compared to $490.5 million for the year ended December 31, 2019. Net income decreased $142.7 million, or 44.8%, to $176.0 million for the year ended December 31, 2020 compared to $318.7 million for the year ended December 31, 2019. Revenues and net income for the year ended December 31, 2019 included a $100 million land sale. Excluding the impact of the 2019 land sale, revenues and net income (net of income tax) for the year ended December 31, 2019 were $390.5 million and $239.7 million, respectively.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Years Ended December 31,
	2020		2019
Revenues:
Land and resource management:
Oil and gas royalties	$137,948	46%	$154,729	31%
Easements and other surface-related income	39,478	13%	73,143	15%
Land sales and other operating revenue	17,706	6%	135,456	28%
Total Land and resource management	195,132	65%	363,328	74%

Water services and operations:
Water sales and royalties	54,862	18%	84,949	17%
Easements and other surface-related income	52,560	17%	42,219	9%
Total Water services and operations	107,422	35%	127,168	26%
Total consolidated revenues	$302,554	100%	$490,496	100%

Net income:
Land and resource management	$127,977	73%	$258,366	81%
Water services and operations	48,072	27%	60,362	19%
Total consolidated net income	$176,049	100%	$318,728	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $168.2 million, or 46.3%, to $195.1 million for the year ended December 31, 2020 as compared with revenues of $363.3 million for the comparable period of 2019. Segment revenues for the year ended December 31, 2019, include a $100 million land sale. Excluding the impact of the $100 million land sale, segment revenues for the year ended December 31, 2019 were $263.3 million. The decrease in Land and Resource Management segment revenues is principally due to decreases in land sales and other operating revenue, easements and other surface-related income and oil and gas royalties, all of which are discussed below.

Oil and gas royalties. Oil and gas royalty revenue was $137.9 million for the year ended December 31, 2020 compared to $154.7 million for the year ended December 31, 2019, a decrease of 10.8%. Oil royalty revenue was $109.1 million for the year ended December 31, 2020 compared to $128.7 million for the comparable period of 2019. This decrease in oil royalty revenue is principally due to a 24.1% decrease in the average price per royalty barrel of crude oil received, partially offset by an 11.9% increase in crude oil production subject to our royalty interest during the year ended December 31, 2020 compared to the same period in 2019. Gas royalty revenue was $28.8 million for the year ended December 31, 2020, an increase of 10.8% over the year ended December 31, 2019 when gas royalty revenue was $26.0 million. This increase in gas royalty revenue resulted from a volume increase of 27.4%, partially offset by a 6.8% decrease in the average price received for the year ended December 31, 2020 as compared to the same period of 2019.

Easements and other surface-related income. Easements and other surface-related income was $39.5 million for the year ended December 31, 2020, a decrease of 46.0% compared to $73.1 million for the year ended December 31, 2019. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a decrease of $29.8 million in pipeline easement income for the year ended December 31, 2020 compared to the same period of 2019. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. The demand for pipeline easements is determined by capital decisions made by companies that operate in the areas where we own land. As such, easements and other surface-related income is unpredictable and may vary significantly from period to period.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $17.4 million and $135.0 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we sold 22,160 acres of land for an aggregate sales price of approximately $16.0 million, or approximately $721 per acre. Additionally, the Company recognized land sales revenue of $1.4 million for the year ended December 31, 2020 related to land exchanges where the Company had no cost basis in the land conveyed. For the year ended December 31, 2019, we sold 21,986 acres of land for an aggregate sales price of approximately $113.0 million, or approximately $5,141 per acre. Additionally, the Company conveyed 5,620 acres of land in exchange for 5,545 acres of land. As we had no cost basis in the land conveyed, we recognized land sales revenue of $22.0 million for the year ended December 31, 2019.

Net income. Net income for the Land and Resource Management segment was $128.0 million for the year ended December 31, 2020 compared to $258.4 million for the year ended December 31, 2019. As discussed above, 2019 revenues for the Land and Resource Management segment included a $100 million land sale. Excluding the impact of the 2019 land sale (net of income tax), net income for the year ended December 31, 2019 was $179.4 million. Expenses, including income tax expense, for the Land and Resource Management segment were $67.1 million and $105.0 million for the years ended December 31, 2020 and 2019, respectively. The decrease in expenses during 2020 is principally related to a $36.7 million decrease in income tax expense for the year ended December 31, 2020 compared to the same period of 2019. The overall decrease of $36.7 million in income tax expense is principally due to $21.0 million in income tax expense associated with the $100 million land sale that occurred during the year ended December 31, 2019 and no comparable sale of assets having occurred during the same period of 2020. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues decreased $19.7 million, or 15.5%, to $107.4 million for the year ended December 31, 2020 as compared with revenues of $127.2 million for the comparable period of 2019. The decrease in Water Services and Operations segment revenues is due to a decrease in water sales and royalty revenue, partially offset by an increase in easements and other surface-related income, which are discussed below.

Water sales and royalties. Water sales and royalties include sales of water to operators and other customers as well as royalties received pursuant to legacy agreements with operators. Water sales and royalty revenue was $54.9 million for the year ended December 31, 2020, a decrease of $30.1 million or 35.4%, compared with the year ended December 31, 2019 when water sales and royalty revenue was $85.0 million. The decrease in water sales is principally due to an 18.7% decrease in the average sales price per barrel of water, a 6.8% decrease in the number of barrels sold and a $7.0 million deferral of water sales related to “take or pay” arrangements during the fourth quarter of 2020. Additionally, water royalties under legacy agreements continue to decline as these agreements have been replaced with agreements between TPWR and operators. The revenues related to these legacy agreements decreased approximately $6.4 million during the year ended December 31, 2020 compared to the same period of 2019.

Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the year ended December 31, 2020, the combined revenue from these revenue streams was $52.6 million as compared to $42.2 million for the year ended December 31, 2019. The increase in easements and other surface-related income was principally related to an increase of $11.6 million in produced water royalties for the year ended December 31, 2020 compared to the same period of 2019, partially offset by a $1.2 million decrease in temporary permit income over the same time period.

Net income. Net income for the Water Services and Operations segment was $48.1 million for the year ended December 31, 2020 compared to $60.4 million for the year ended December 31, 2019. As discussed above, revenues for the Water Services and Operations segment decreased $19.7 million for the year ended December 31, 2020 compared to the same period of 2019. Expenses, including income tax expense, for the Water Services and Operations segment were $59.3 million for the year ended December 31, 2020 as compared to $66.8 million for the year ended December 31, 2019. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $32.2 million for the year ended December 31, 2020 compared to $35.0 million for the comparable period of 2019. The decrease in salaries and related employee expenses during 2020 as compared to the same period of 2019 is principally due to decreased usage of contract labor.

Water service-related expenses. Water service-related expenses were $14.2 million for the year ended December 31, 2020 compared to $20.8 million for the same period of 2019. This decrease in expenses was principally the result of a decrease in fuel, equipment rental and repairs and maintenance expenses and is directly related to cost saving measures implemented during 2020 and an approximately 6.8% decrease in the number of barrels of sourced and treated water sold, as previously discussed.

Legal and professional fees. Legal and professional fees decreased $5.6 million to $10.8 million for the year ended December 31, 2020 from $16.4 million for the comparable period of 2019. Legal and professional fees for the year ended December 31, 2020 principally related to our Corporate Reorganization which was effective on January 11, 2021. Additionally, legal and professional fees for the year ended December 31, 2020 includes $1.35 million representing the final specified settlement payment due under the Settlement Agreement. See further discussion under Item 1. “Business — General — Corporate Reorganization.” Legal and professional fees for the year ended December 31, 2019 principally related to the proxy contest to elect a new Trustee, the entry into and payments made under the Settlement Agreement dated July 30, 2019 and the CE Committee.

Land sales expenses. Land sales expenses were $4.0 million for the year ended December 31, 2020 compared to $0.2 million for the comparable period of 2019. Land sales expenses represent expenses related to land sales and include cost basis and closing costs associated with land sales. Land sales expenses for the year ended December 31, 2020 include $3.9 million of cost basis.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $14.4 million for the year ended December 31, 2020 compared to $8.9 million for the year ended December 31, 2019. The increase in depreciation, depletion and amortization is principally related to the Company’s investment in water service-related assets placed in service in 2020 and 2019 and to a lesser extent, additional depreciation expense related to the change in estimated useful lives of certain water service-related assets in July 2019 as discussed in Note 2, “Summary of Significant Accounting Policies — Change in Accounting Estimate.”

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues. Revenues increased $190.3 million, or 63.4%, to $490.5 million for the year ended December 31, 2019 compared to $300.2 million for the year ended December 31, 2018. Net income increased $109.0 million, or 52.0% to $318.7 million for the year ended December 31, 2019 compared to $209.7 million for the year ended December 31, 2018.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Years Ended December 31,
	2019		2018
Revenues:
Land and resource management:
Oil and gas royalties	$154,729	31%	$123,834	41%
Easements and other surface-related income	73,143	15%	63,908	21%
Sale of oil and gas royalty interests	—	—%	18,875	6%
Land sales and other operating revenue	135,456	28%	4,859	2%
Total Land and resource management	363,328	74%	211,476	70%

Water services and operations:
Water sales and royalties	84,949	17%	63,913	21%
Easements and other surface-related income	42,219	9%	24,831	9%
Total Water services and operations	127,168	26%	88,744	30%
Total consolidated revenues	$490,496	100%	$300,220	100%

Net income:
Land and resource management	$258,366	81%	$159,611	76%
Water services and operations	60,362	19%	50,125	24%
Total consolidated net income	$318,728	100%	$209,736	100%

Land and Resource Management

Land and Resource Management segment revenues increased $151.9 million, or 71.8%, to $363.3 million for the year ended December 31, 2019 as compared with revenues of $211.5 million for the comparable period of 2018. The increase in Land and Resource Management segment revenues is due to changes in oil and gas royalty revenue, easements and other surface-related income, sale of oil and gas royalty interests and land sales and other operating revenue, which are discussed below.

Oil and gas royalties. Oil and gas royalty revenue was $154.7 million for the year ended December 31, 2019 compared to $123.8 million for the year ended December 31, 2018, an increase of 24.9%. Oil royalty revenue was $128.7 million for the year ended December 31, 2019 compared to $94.6 million for the comparable period of 2018. This increase in oil royalty revenue is principally due to the effect of a 48.3% increase in crude oil production, subject to our royalty interest, partially offset by a 8.0% decrease in the average price per royalty barrel of crude oil received during the year ended December 31, 2019 compared to the same period in 2018. Gas royalty revenue was $26.0 million for the year ended December 31, 2019, a decrease of 10.9% over the year ended December 31, 2018 when gas royalty revenue was $29.2 million. This decrease in gas royalty revenue resulted from a 49.3% decrease in the average price received for the year ended December 31, 2019 as compared to the same period of 2018, partially offset by a volume increase of 89.3% over the same time period.

Easements and other surface-related income. Easements and other surface-related income was $73.1 million for the year ended December 31, 2019, an increase of 14.5% compared to $63.9 million for the year ended December 31, 2018. The increase in easements and other surface-related income is principally related to increases of $4.6 million in pipeline easement income and $3.5 million in commercial lease revenue for the year ended December 31, 2019 compared to the same period of 2018. The increase in commercial lease revenue for the year ended December 31, 2019 was primarily due to increased leasing activity compared to the same period of 2018. Easements and other surface-related income includes income from pipeline, power line and utility easements, commercial leases (primarily for facilities and roads), material sales and seismic and temporary permits. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. The demand for pipeline easements is determined by capital decisions made by companies that operate in the areas we own land. As such, easements and other surface-related income is unpredictable and may vary significantly from period to period.

Sale of oil and gas royalty interests. There were no sales of oil and gas royalty interests for the year ended December 31, 2019. Revenue from the sale of oil and gas royalty interests was $18.9 million for the year ended December 31, 2018, when we sold nonparticipating perpetual royalty interests in 812 net royalty acres for an average price of approximately $23,234 per net royalty acre.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. For the year ended December 31, 2019, we sold 21,986 acres of land for total consideration of $113.0 million, or approximately $5,141 per acre. Additionally, we conveyed 5,620 acres of land in exchange for 5,545 acres of land. As we had no cost basis in the land conveyed, we recognized land sales revenue of $22.0 million for the year ended December 31, 2019. For the year ended December 31, 2018, land sales generated $4.4 million of income for selling 171 acres at an average price of $25,464 per acre.

Net income. Net income for the Land and Resource Management segment was $258.4 million for the year ended December 31, 2019 compared to $159.6 million for the year ended December 31, 2018. As discussed above, revenues for the Land and Resource Management segment increased $151.9 million for the year ended December 31, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Land and Resource Management segment were $105.0 million and $51.9 million for the years ended December 31, 2019 and 2018, respectively. The increase in expenses was principally related to increased income tax expense associated with the $130.7 million increase in land sales revenue, resulting in additional income tax expense of approximately $27.4 million for the year ended December 31, 2019 compared to the same period of 2018. Through §1031 exchanges, income tax expense of approximately $19.8 million was eligible for deferral for the year ended December 31, 2019. The remaining increase was principally related to increased legal and professional fees and salaries and related employee expenses. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased $38.4 million, or 43.3%, to $127.2 million for the year ended December 31, 2019 as compared with revenues of $88.7 million for the comparable period of 2018. The increase in Water Services and Operations segment revenues is due to increases in water sales and royalty revenue and easements and other surface-related income, which are discussed below.

Water sales and royalties. Water sales and royalty revenue was $85.0 million for the year ended December 31, 2019, an increase of 32.9% compared with the for the year ended December 31, 2018 when water sales and royalty revenue was $63.9 million. This increase was principally due to a 44.0% increase in the number of barrels of sourced and treated water sold during the year ended December 31, 2019 over the same period in 2018, partially offset by decreased water royalties.

Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the year ended December 31, 2019, the combined revenue from these revenue streams was $42.2 million as compared to $24.8 million for the year ended December 31, 2018. The increase in easements and other surface-related income was principally related to an increase of $21.5 million in produced water royalties for the year ended December 31, 2019 compared to the same period of 2018, partially offset by a $4.1 million decrease in temporary permit income over the same time period.

Net income. Net income for the Water Services and Operations segment was $60.4 million for the year ended December 31, 2019 compared to $50.1 million for the year ended December 31, 2018. As discussed above, revenues for the Water Services and Operations segment increased $38.4 million for the year ended December 31, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Water Services and Operations segment were $66.8 million for the year ended December 31, 2019 as compared to $38.6 million for the year ended December 31, 2018. The increase in expenses during 2019 is primarily related to increased water service-related operating expenses, principally fuel, repairs and maintenance and equipment rental related to sourcing and transfer of water. The remaining increase was principally related to increased salaries and related employee expenses as discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $35.0 million for the year ended December 31, 2019 compared to $18.4 million for the comparable period of 2018. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 64 employees as of December 31, 2018 to 94 as of December 31, 2019 as well as additional contract labor expenses over the same time period.

Water service-related expenses. Water service-related expenses were $20.8 million for the year ended December 31, 2019 compared to $11.2 million for the same period of 2018. This increase in expenses was principally the result of an increase in fuel and repairs and maintenance expenses to source and transfer water and is directly related to the 44.0% sales increase in the number of barrels of sourced and treated water sold as previously discussed.

General and administrative expenses. General and administrative expenses increased $4.9 million to $9.6 million for the year ended December 31, 2019 from $4.7 million for the same period of 2018. The increase in general and administrative expenses is principally related to increased expenses associated with our independent contractor service providers, computer-related software and services, and additional liability insurance.

Legal and professional fees. Legal and professional fees increased $13.9 million to $16.4 million for the year ended December 31, 2019 from $2.5 million for the comparable period of 2018. The increase in legal and professional fees for the year ended December 31, 2019 compared to 2018 is principally due to approximately $13.0 million of legal and professional fees related to the proxy contest to elect a new Trustee, the entry into and payments made under the Settlement Agreement dated July 30, 2019 and the CE Committee.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $8.9 million for the year ended December 31, 2019 compared to $2.6 million for the year ended December 31, 2018. The increase in depreciation, depletion and amortization is principally related to the Company’s investment in water service-related assets placed in service in 2019 and the latter half of 2018 and to a lesser extent, additional depreciation expense related to the change in estimated useful lives of certain water service-related assets in July 2019.

Cash Flow Analysis

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Cash flows provided by operating activities for the years ended December 31, 2020 and 2019 were $207.0 million and $342.8 million, respectively. Cash flows provided by operating activities for the year ended December 31, 2019 included proceeds from a $100 million land sale consummated in January 2019. The decrease in cash flows provided by operating activities was primarily related to decreased proceeds from land sales, oil and gas royalties, easements and other surface-related payments received and water sales and royalties collected during the year ended December 31, 2020.

Cash flows used in investing activities were $26.0 million compared to $111.7 million for the years ended December 31, 2020 and 2019, respectively. Acquisitions of land and purchases of fixed assets decreased a combined $97.7 million for the year ended December 31, 2020 compared to the same period of 2019. This decrease was partially offset by the $11.9 million increase in the acquisition of royalty interests during the same comparison periods.

Cash flows used in financing activities were $201.7 million compared to $50.9 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we paid total dividends of $201.7 million consisting of a regular cash dividend of $10.00 per Sub-share and special dividends aggregating $16.00 per Sub-share. During the year ended December 31, 2019, we paid total dividends of $46.5 million consisting of a regular cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Cash flows provided by operating activities for the years ended December 31, 2019 and 2018 were $342.8 million and $195.4 million, respectively. This increase in operating cash flows is principally due to increases in proceeds from land sales, oil and gas royalties, easements and other surface-related payments received and water sales and royalties during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Cash flows used in investing activities were $111.7 million compared to $81.5 million for the years ended December 31, 2019 and 2018, respectively. The increased use of investing cash flows is principally due to our acquisition of 21,671 acres of land in Texas for approximately $74.4 million during the year ended December 31, 2019. This increase was partially offset by a $19.3 million decrease in acquisitions of royalty interests and a $15.7 million reduction in capital expenditures during the year ended December 31, 2019 as compared to the same period of 2018.

Cash flows used in financing activities were $50.9 million compared to $70.0 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we paid total dividends of $46.5 million consisting of a regular cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share. During the year ended December 31, 2018, we paid total dividends of $31.7 million consisting of a regular cash dividend of $1.05 per Sub-share and a special dividend of $3.00 per Sub-share. During the years ended December 31, 2019 and 2018, we paid $4.4 million and $38.4 million, respectively, to repurchase Sub-shares.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2020, the Company’s contractual obligations were as follows (in thousands):

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (1)	3,097	796	1,234	1,067	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	—	—	—	—	—
Total	$3,097	$796	$1,234	$1,067	$—

(1)Includes office leases for our corporate office in Dallas, Texas which expires in 2025 and for our office in Midland, Texas which expires in 2022.

Effects of Inflation

We do not believe that inflation has had a material impact on our operating results. We cannot assure you, however, that future increases in our costs will not occur or that any such increases that may occur will not adversely affect our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to the Consolidated Financial Statements. Consistent with our disclosure policies, we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment.

Accrual of Oil and Gas Royalties

The Company accrues oil and gas royalties. An accrual is necessary due to the time lag between the production of oil and gas and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical payments, estimates of the timing of future payments and recent market prices for oil and gas.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial instruments consist of cash and cash equivalents (consisting of U.S. Treasury Bills and commercial paper), accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

Pursuant to Rule 13a-15 under the Exchange Act, management of the Company under the supervision and with the participation of Tyler Glover, the Company’s Chief Executive Officer, and Robert J. Packer, the Company’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal year covered by this Report on Form 10-K. Based upon that evaluation, Mr. Glover and Mr. Packer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

(b) Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2020.

(c) Attestation Report of Registered Public Accounting Firm.

The Company’s independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d) Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As discussed in Item 1. “Business — General — Corporate Reorganization”, on January 11, 2021, we completed our Corporate Reorganization from a business trust to a corporation changing our name from Texas Pacific Land Trust to Texas Pacific Land Corporation. Our Corporate Reorganization included a change in our governance structure to a board of directors from our previous structure of being governed by Trustees.

Directors

David E. Barry, 75, serves as Co-Chair of the Board and has served as a Trustee since January 2017, and as Co-Chairman of the Trustees since February 2019, until the Corporate Reorganization on January 11, 2021. Mr. Barry has served as president of Tarka Resources, Inc., which is engaged in oil and gas exploration in Texas, Oklahoma and Louisiana, since 2012. He also served as President of Tarka, Inc. from 2012 through 2014, until such company was merged with Tarka Resources, Inc. in 2016. Mr. Barry practiced real estate, employee benefits and compensation law at the law firm of Kelley Drye & Warren LLP (“Kelley Drye”) from 1969, becoming a partner in 1978. Mr. Barry retired from Kelley Drye in 2014. Beginning in 2007 and then full-time starting in 2012, Mr. Barry worked as President of Sidra Real Estate, Inc., an entity with commercial real estate holdings throughout the United States.

Mr. Barry’s qualifications to serve as a director include his legal expertise and knowledge gained over his career at Kelley Drye, including representing TPL for more than 30 years prior to his election as a Trustee, as well as his experience in commercial real estate, including commercial real estate in Texas.

General Donald G. Cook, USAF (Ret.) 74, currently serves on the board of Crane Co. (NYSE: CR) (since 2005), where he chairs the nominating and governance committee and is a member of the compensation and the executive committee, and on the board of Cybernance, Inc. (since 2016). General Cook previously served on the boards of USAA Federal Savings Bank (from 2007 to 2018), U.S. Security Associates Inc., a Goldman Sachs portfolio company (from 2011 to 2018), and Beechcraft LLC, formerly known as Hawker Beechcraft Inc. (from 2007 to 2014). General Cook served on the board of Burlington Northern Santa Fe Railroad for almost five years until it was sold to Berkshire Hathaway in 2010 in a transaction valued at $44 billion. He also consults for Lockheed Martin Corporation. In addition to his extensive corporate governance experience, General Cook has been the Chairman of the San Antonio chapter of the National Association of Corporate Directors (NACD), a group recognized as the authority on leading boardroom practices. General Cook had numerous additional command and high-level staff assignments during his 36-year career with the Air Force and retired as a four-star General. He commanded a flying training wing and two space wings, the 20th Air Force (the nation’s nuclear Intercontinental Ballistic Missile force), and was interim Commander of Air Combat Command during the September 11 attacks. General Cook served as the Chief of the Senate Liaison Office and on the staff of the House Armed Services Committee in the U.S. House of Representatives. Prior to his retirement from the Air Force in August 2005, General Cook’s culminating assignment was Commander, Air Education and Training Command at Randolph Air Force Base in Texas, where he was responsible for executing the $8 billion annual budget to recruit, train and educate Air Force personnel, safely implementing the 500,000 hour annual flying hour program and providing for the leadership, welfare and oversight of 90,000 military and civilian personnel in the command. He was twice awarded the Distinguished Service Medal for exceptional leadership.

General Cook’s qualifications to serve as a director include his extensive experience with corporate governance and executive compensation, as well as managerial experience resulting from his tenure of command in the U.S. Air Force.

Barbara J. Duganier, 62, currently serves on the board of MRC Global Inc. (NYSE: MRC) (since 2015), an industrial distributor of pipe, valves and other related products and services to the energy industry, where she chairs the audit committee and serves on the governance committee. Ms. Duganier also serves on the boards of three private companies: West Monroe Partners (since 2018), a management and technology consulting firm, where she is the lead independent director and nominating and governance committee chair; McDermott International, Ltd. (since 2020), a fully-integrated provider of engineering and construction solutions to the energy industry, where she chairs the audit committee and serves on the risk committee; and Pattern Energy Group LP, a private renewable energy company focused on wind, solar, transmission and storage where she chairs the audit committee. Ms. Duganier previously served on the boards of the general partner of Buckeye Partners, L.P. (NYSE: BPL), a midstream oil and gas master limited partnership, where she chaired the audit committee and served on the compensation committee until its sale in November 2019, and of Noble Energy (NASDAQ: NBL), an exploration and production company, where she served as a member of the audit and nominating and governance committees until its sale in October 2020. Ms. Duganier is also a former director and member of the enterprise and risk oversight and compensation committees of HCC Insurance Holdings, a property and casualty insurance underwriter, which was sold in 2015.

From 2004 to 2013, Ms. Duganier was a Managing Director at Accenture, a multinational professional services company that provides services in strategy, consulting, digital technology and operations. She held various leadership and management positions in Accenture’s outsourcing business, including as global chief strategy officer and as global growth and offering development lead. A year prior to joining Accenture, she served as an independent consultant to Duke Energy North America. From 1979 to 2002, Ms. Duganier, who is a licensed certified public accountant, worked at Arthur Andersen LLP, where she served as an auditor and financial consultant, as well as in various leadership and management roles, including as Global Chief Financial Officer of Andersen Worldwide. Ms. Duganier also serves on the board of John Carroll University and as Chairman of the Board of the NACD Texas TriCities chapter.

Ms. Duganier’s extensive executive experience overseeing large organizations, her diverse board experience, significant energy industry experience, and her credentials as a certified public accountant make her well-qualified to serve on the Board.

Donna E. Epps, 56, currently serves on the board of Saia, Inc. (Nasdaq: SAIA) (since 2019), where she serves on the audit committee and the nominating and governance committee. Ms. Epps was with Deloitte LLP, a multinational professional services network, for over 30 years. Ms. Epps served as an attest Partner of Deloitte LLP from 1998 through 2003 and as a Risk and Financial Advisory Partner of Deloitte LLP from 2004 until her retirement in 2017. During her time at Deloitte LLP, Ms. Epps helped companies develop and implement proactive enterprise risk and compliance programs, focusing on value protection and creation, and provided attest services and financial advisory services in governance, risk and compliance matters to private and public companies across multiple industries. Ms. Epps is currently a licensed certified public account. Ms. Epps also has served as treasurer and a director for the Girl Scouts of Northeast Texas since 2014 and as a director for Readers2Leaders in Dallas, Texas since 2019.

Ms. Epps’s significant audit, governance, risk and compliance experience as a provider of attest and consulting services to private and public companies across multiple industries makes her well-qualified to serve on the Board.

Dana F. McGinnis, 69, is the Founder and Chief Investment Officer of Mission Advisors, LP. He served as a member of the CE Committee of the Trust from June 2019 through February 2020. Mr. McGinnis has owned and operated Mission Advisors L.P., which manages pure energy investments as well as several diversified institutional and high net-worth accounts, since 1990. Formerly, Mr. McGinnis managed San Antonio Capital Management and launched a suite of global macroeconomic hedge funds. Mr. McGinnis began his investment advisory career in 1976 at Paine Webber/Rotan Mosle. Mr. McGinnis currently serves on the board of the Institute for Nautical Archaeology Foundation. Mr. McGinnis serves as a director in accordance with the Stockholders’ Agreement.

Mr. McGinnis’ qualifications to serve as a director include his expertise and over 40 years of experience in managing energy investments in both global and domestic markets.

John R. Norris III, 67, serves as Co-Chair of the Board. Mr. Norris served as a Trustee of the Trust since 2000, and as Co-Chairman of the Trustees since February 2019, until the Corporate Reorganization on January 11, 2021. Mr. Norris is a member with the law firm Norris & Weber, PLLC (“Norris & Weber”) in Dallas, Texas. Mr. Norris began working with a predecessor firm of Norris & Weber in 1979 and has stayed with the firm since then. He has been continuously certified as a legal specialist in estate planning and probate law by the Texas Board of Legal Specialization since 1989. In 1995, he was elected as a Fellow of the American College of Trusts and Estate Counsel, a professional association of lawyers throughout the United States who have been recognized as outstanding practitioners in the laws of wills, trusts, estate planning and administration and related tax planning. Mr. Norris is a member of the State Bar of Texas and the Dallas Bar Association, where he served as Chairman of the Probate, Trust & Estate section in 1995. Mr. Norris was a member of the District 6A Grievance Committee of the State Bar of Texas between 1995 and 2001, serving as its Chairperson between 1998 and 2000.

Mr. Norris’ qualifications to serve as a director include his extensive background as a practicing attorney in Dallas, Texas. In addition to his 20+ years of experience as a Trustee, Mr. Norris advised and represented TPL on legal matters for more than 17 years prior to his election as a Trustee.

Eric. L Oliver, 61, currently serves as the President of SoftVest Advisors, a registered investment adviser that acts as an investment manager for private fund clients. Mr. Oliver additionally serves as the President of HeartsBluff Music Partners, LLC and Carrizo Springs Music Partners, LLC, both of which are registered investment advisers pursuant to an umbrella registration filed by SoftVest Advisors, LLC. Previously, Mr. Oliver was President of Midland Map Company, LLC, a Permian Basin oil and gas lease and ownership map producer from 1997 until its sale in January of 2019 to Drilling-Info, and was Principal of Geologic Research Centers LLC, a log library providing geological data to the oil and gas industry with a library in Abilene, Texas, sold in 2019. Additionally, Mr. Oliver has served on the board of Texas Mutual Insurance Company since 2009, where he currently also serves as Chairman of the investment committee and as a member of the audit committee. He has also served as a director on the board of AMEN Properties, Inc. (OTC: AMEN) since July 2001 and was appointed Chairman of the Board in September 2002. AMEN Properties directly or indirectly owns certain oil and gas royalty and working interest properties. Furthermore, Mr. Oliver serves on the board of Abilene Christian Investment Management Company, Abilene Christian University’s endowment management company, and is a former member of the Abilene Community Foundation’s investment committee. Mr. Oliver received a B.A. in Chemistry from Abilene Christian University in 1981. Mr. Oliver serves as a director in accordance with the Stockholders’ Agreement.

Mr. Oliver’s qualifications to serve as a director include his experience as an oil and gas investor, with over 22 years of experience buying and selling mineral and royalty properties, and over 35 years of experience managing investments with an emphasis in the energy market.

Murray Stahl, 67, is the Chief Executive Officer, Chairman of the Board and co-founder of Horizon Kinetics LLC and serves as Chief Investment Officer of Horizon Kinetics Asset Management LLC, a wholly owned subsidiary of Horizon Kinetics LLC (together, “Horizon Kinetics”). He has over 30 years of investing experience, is responsible for overseeing Horizon Kinetics’ proprietary research and chairs the firm’s investment committee, which is responsible for portfolio management decisions across the entire firm. He is also the Co-Portfolio Manager for a number of registered investment companies, private funds, and institutional separate accounts. Mr. Stahl is the Chairman and Chief Executive Officer of FRMO Corp. (OTC: FRMO) and has been a director since 2001. He is also a member of the board of RENN Fund, Inc. (NYSE: RCG) (since 2017), Winland Electronics, Inc. (OTC: WELX) (since 2015), the Bermuda Stock Exchange, MSRH, LLC, and the Minneapolis Grain Exchange. He was a member of the board of Winland Electronics, Inc. (OTC:WELX) (from 2015 to 2020) and IL&FS Securities Services Limited (from 2008 to 2020). Prior to co-founding Horizon Kinetics, Mr. Stahl spent 16 years at Bankers Trust Company (from 1978 to 1994) as a senior portfolio manager and research analyst. As a senior fund manager, he was responsible for investing the Utility Mutual Fund, along with three of the bank’s Common Trust Funds: The Special Opportunity Fund, The Utility Fund and The Tangible Assets Fund. He was also a member of the Equity Strategy Group and the Investment Strategy Group, which established asset allocation guidelines for the Private Bank. Mr. Stahl serves as a director in accordance with the Stockholders’ Agreement.

Mr. Stahl’s qualifications to serve as a director include his over 30 years of investment experience, including in the energy and minerals space.

Tyler Glover, 36, serves as TPL’s President and Chief Executive Officer. Mr. Glover served as Chief Executive Officer, Co-General Agent and Secretary of the Trust from November 2016 to January 11, 2021. Mr. Glover also currently serves as President and Chief Executive Officer of TPWR, a wholly owned subsidiary of TPL, in which capacity he has acted since its formation in June 2017. Mr. Glover previously served as Assistant General Agent of the Trust from December 2014 to November 2016, and has over 10 years of energy services and land management experience.

Mr. Glover’s qualifications to serve as a director include his extensive industry expertise and experience as an officer at TPL.

Executive Officers

Tyler Glover, 36, serves as TPL’s President and Chief Executive Officer. Biographical information for Mr. Glover is included above.

Robert J. Packer, 51, serves as TPL’s Chief Financial Officer. Mr. Packer also currently serves as Chief Financial Officer and Secretary of TPWR, in which capacity he has acted since its formation in June 2017. Mr. Packer also served as Chief Financial Officer of the Trust from December 2014 to January 11, 2021, and as Co-General Agent of the Trust from November 2016 to January 11, 2021. He has over two decades of public company experience and is a licensed Certified Public Accountant in the State of Texas.

Micheal W. Dobbs, 48, serves as TPL’s Senior Vice President, Secretary and General Counsel. Mr. Dobbs also served as Senior Vice President and General Counsel of the Trust from August 2020 until January 11, 2021. Prior to joining the Trust, Mr. Dobbs had been a partner at Kelley Drye & Warren LLP since 2016. From 2008 to 2016, Mr. Dobbs was shareholder of Jackson Gilmour & Dobbs, PC, an environmental and litigation law firm in Houston, Texas that merged with Kelley Drye & Warren LLP in 2016.

Significant Employees

Robert A. Crain, 42, serves as Executive Vice President of TPWR, in which capacity he has served since its formation in June 2017. From 2015 to 2017, Mr. Crain was Water Resources Manager with EOG Resources where he led the development of EOG’s water resource development efforts across multiple basins including the Permian and Eagle Ford. During his career, he has successfully developed multiple large-scale water sourcing, distribution and treatment systems across multiple platforms and industries.

Matters Relating to Our Governance

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics applicable to all members of the Board, executive officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s corporate website. We maintain our website at www.TexasPacific.com. The information contained on our website is not part of this Report. We intend to disclose any amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics by filing a Current Report on Form 8-K with the SEC.

Board of Directors

The Company’s leadership structure currently consists of nine directors, eight of whom qualify as independent under the rules of the NYSE. Mr. Barry, Gen. Cook, Ms. Duganier, Ms. Epps, Mr. McGinnis, Mr. Norris, Mr. Oliver and Mr. Stahl are considered “ independent” under the rules of the SEC and the NYSE. Mr. Barry and Mr. Norris serve as Co-Chairs of the Board.

The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended December 31, 2020 (the “Last Fiscal Year”), the Trustees met seven (7) times and acted two (2) times by unanimous written consent in lieu of holding a meeting. Mr. Barry and Mr. Norris, each of whom was a Trustee during the Last Fiscal Year, attended at least 75% of the total number of meetings held by the Trustees and of the committees on which they served during the Last Fiscal Year.

The Board has three standing committees, consisting of a Nominating and Corporate Governance Committee, an Audit Committee, and a Compensation Committee. Prior to the Corporate Reorganization, the Trust had two standing committees, consisting of a Nominating, Compensation and Governance Committee and an Audit Committee, and each of Mr. Barry and Mr. Norris served on both committees.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Donald G. Cook, the chair, Donna E. Epps and Murray Stahl. The committee members have met the independence requirements for service on the Nominating and Corporate Governance Committee in accordance with rules of the NYSE. The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending individuals qualified to become members of the Board. Prior to the Corporate Reorganization, the Nominating, Compensation and Governance Committee of the Trust was responsible for identifying and evaluating potential trustees in the event that a vacancy arose, determining compensation of the Trustees and the executive officers, and overseeing corporate governance matters. During the Last Fiscal Year, the Nominating, Compensation and Governance Committee of the Trust held one (1) meeting and acted one (1) time by unanimous written consent in lieu of holding a meeting.

The Board has adopted the Nominating and Corporate Governance Committee Charter which is provided on the Company’s corporate website at www.TexasPacific.com.

Audit Committee and Audit Committee Financial Expert

The Audit Committee consists of Donna E. Epps, the chair, Barbara J. Duganier and Eric L. Oliver. The Board has determined that both Ms. Epps and Ms. Duganier are “audit committee financial experts,” as defined by the rules of the SEC. The biographies of Ms. Epps and Ms. Duganier have been provided above. Additionally, the members of the Audit Committee meet the independence requirements for service on the Audit Committee in accordance with the rules of the NYSE and Section 10Q(m)(3) of the Exchange Act.

The Audit Committee is responsible for, among other things, ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, pre-approval of work, compensation and oversight of the auditors. During the Last Fiscal Year, the Audit Committee of the Trust held four (4) meetings.

The Board has adopted an Audit Committee Charter which is provided on the Company’s corporate website at www.TexasPacific.com.

Compensation Committee

The Compensation Committee consists of Barbara J. Duganier, the chair, Donald G. Cook, and Dana F. McGinnis. The Board has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and that they qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The primary function of the Compensation Committee is to review and approve corporate goals and objectives relevant to compensation of TPL’s Named Executive Officers (as defined below), reviewing and approving TPL’s compensation plans and reviewing and making recommendations regarding compensation for non-employee directors. During the Last Fiscal Year, the Nominating, Compensation and Governance Committee of the Trust held one (1) meeting and acted one (1) time by unanimous written consent in lieu of holding a meeting.

The Board has adopted a Compensation Committee Charter which is provided on the Company’s corporate website at www.TexasPacific.com.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

TPL’s executive compensation program is designed to reward the performance of each of TPL’s Chief Executive Officer, Chief Financial Officer and up to three other most highly compensated individuals who were serving as an executive officer at the end of the Last Fiscal Year, and up to two other individuals who would have been included as other most highly compensated individuals but were not serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executive Officers”) in achieving TPL’s primary goals of protecting and maintaining the assets of TPL. The executive compensation program consists principally of a salary and an annual cash bonus. Base salaries provide our Named Executive Officers with a steady income stream that is not contingent on TPL’s performance, while the addition of a cash bonus allows the Compensation Committee flexibility to recognize and reward the Named Executive Officers’ contributions to TPL’s performance in a given year. Salaries are reviewed annually and salary increases and the amounts of cash bonuses are determined by the Compensation Committee based upon an evaluation of the Named Executive Officer’s performance and contributions, as well as overall performance of the Company, against the goals and objectives of TPL in accordance with the relevant employment agreements in effect. See “Employment Agreements” below. In accordance with the employment agreements, final bonus amounts for a completed year may be finalized during the first quarter of the following year. Prior to the Corporate Reorganization, executive compensation was determined by the Nominating, Compensation and Governance Committee of the Trust, although bonuses for fiscal year 2020 for Messrs. Glover and Packer were determined by the Compensation Committee of the Company. Differences in salary for the Named Executive Officers may reflect the differing responsibilities of their respective positions, the differing levels of experience of the individuals and internal pay equity considerations.

TPL has not incorporated equity-related or other long-term compensation elements in its compensation programs in light of our historical corporate structure as a business trust. As part of its compensation program, TPL maintains both a qualified defined benefit pension plan and a qualified defined contribution plan which are both available to employees generally, as well as to the Named Executive Officers. These plans are designed to assist employees in planning adequately for their retirement.

The Compensation Committee has the sole authority to determine the compensation of the Chief Executive Officer, and to make recommendations to the Board with respect to the compensation of the Named Executive Officers other than the Chief Executive Officer. Prior to the Corporate Reorganization, the Nominating, Compensation and Governance Committee had the sole authority to determine the compensation of the Named Executive Officers.

Compensation Consultant

In 2020, TPL engaged Alvarez & Marsal (“A&M”) as an independent compensation consultant to the Nominating, Compensation and Governance Committee of the Trust. A&M reported to, and worked at the direction of the Trust’s Nominating, Compensation and Governance Committee. A&M provides no services to and earns no fees from the Trust outside of its engagement with the Nominating, Compensation and Corporate Governance Committee of the Trust. The Trust’s Nominating, Compensation and Governance Committee determined that A&M is independent from management based upon the consideration of various relevant factors, including that A&M did not provide any services to the Trust except advisory services to the Nominating, Compensation and Governance Committee, and that A&M has and adheres to policies and procedures that are designed to prevent conflicts of interest.

To provide assistance in setting initial compensation for non-employee directors of TPL, the Trust retained A&M. A&M presented to the CE Committee regarding appropriate compensation for non-employee directors and the initial non-employee director compensation levels were set based upon the information provided by A&M and in consultation with those who have agreed to serve as non-employee directors of the Board.

Effective January 11, 2021, as part of the Corporate Reorganization, the Board formed the current Compensation Committee. The Compensation Committee engaged A&M to assist with determination of bonuses for certain executive officers, as discussed above. During 2021, the Compensation Committee is expected to select an independent compensation consultant to assist the Compensation Committee in fulfilling its responsibilities related to the oversight of TPL Corporation’s executive officer and non-employee director compensation. In general, we expect the independent compensation consultant to develop pay strategies regarding our executive officers, including our CEO, and non-employee directors, which the consultant will provide to the Compensation Committee. The Compensation Committee and the consultant will then review and discuss matters involving executive officer and non-employee director compensation. After this review, we expect that the Compensation Committee will make its own recommendations to the Board regarding, among other things (a) the compensation of the CEO and other executive officers including salary, bonus, fees, benefits, incentive awards and perquisites and (b) compensation for TPL’s non-employee directors. The Compensation Committee is also responsible for developing and overseeing an equity compensation program for the Company generally, including for employees and non-employee directors, with assistance from the compensation consultant.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Named Executive Officers:

Name and Position	Year	Salary	Bonus (1)	Change in Actuarial Present Value of Accumulated Benefits (2)	All Other Compensation (3)(4)	Total
Tyler Glover	2020	$850,000	$2,040,000	$85,166	$31,500	$3,006,666
President and Chief Executive Officer	2019	$800,000	$2,900,000	$70,515	$19,000	$3,789,515
	2018	$480,167	$1,800,000	$13,358	$18,500	$2,312,025

Robert J. Packer	2020	$850,000	$2,040,000	$112,541	$31,500	$3,034,041
Chief Financial Officer	2019	$800,000	$2,900,000	$101,139	$32,866	$3,834,005
	2018	$480,167	$1,800,000	$30,611	$18,500	$2,329,278

Micheal W. Dobbs	2020	$166,667	$266,666	$—	$—	$433,333
Senior Vice President, Secretary and General Counsel (5)

Sameer Parasnis (6)	2020	$378,767	$291,667	$—	$—	$670,434
Chief Commercial Officer and Executive Vice President	2019	$350,150	$1,400,000	$—	$—	$1,750,150

(1)Represents the bonus amount approved by the Compensation Committee, with respect to Mr. Glover and Mr. Packer for 2020, and the Trustees with respect to Mr. Dobbs for 2020 and all Named Executive Officers for 2019. Bonuses for 2020 and 2019 were accrued as of the respective year end and were paid and/or expected to be paid on or before March 15 of the applicable year. Mr. Dobbs’ 2020 bonus amount includes a $100,000 sign-on bonus that was paid during 2020. Mr. Parasnis's 2019 bonus amount includes a $50,000 bonus that was paid during 2019.

(2)Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under TPL’s pension plan over the prior year. For further information regarding TPL’s pension plan, see Note 6, “Employee Benefit Plans” in our consolidated financial statements included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”

(3)Represents contributions by TPL to the account of the Named Executive Officer under the Trust’s defined contribution retirement plan.

(4)The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in the table because the amount was below the SEC’s $10,000 threshold for disclosure except for Mr. Glover, whose perquisites consisted of $14,400 in automobile allowance for 2020, and Mr. Packer, whose perquisites consisted of $14,400 and $10,594 in automobile allowance for 2020 and 2019, respectively.

(5)Mr. Dobbs joined TPL as Senior Vice President and General Counsel effective August 3, 2020. As of December 31, 2020, Mr. Dobbs was not eligible to participate in TPL’s defined benefit and actuarial pension plans.

(6)Mr. Parasnis joined TPL as Chief Commercial Officer and Executive Vice President effective July 1, 2019. As of December 31, 2019, Mr. Parasnis was not eligible to participate in TPL’s defined benefit and actuarial pension plans. Effective June 24, 2020, Mr. Parasnis’s employment with TPL ceased.

Pay Ratio Disclosure

For purposes of calculating the 2020 ratio of the median annual total compensation of all employees to the total annual compensation of the Chief Executive Officer, TPL included base salary and annual bonus amounts in its calculation of annual total compensation.  We used December 31, 2020 as the measurement date.  Base salary amounts were annualized for any employee who had less than a full year of service during 2020. Total compensation for Mr. Glover, the Trust’s Chief Executive Officer, was determined to be $2,890,000 and was approximately 26 times the median annual compensation of all of our employees, excluding the Chief Executive Officer, of $111,000.  For purposes of this calculation, the Trust had 101 employees, excluding the Chief Executive Officer.

Employment Agreements

Messrs. Glover, Packer and Parasnis

On August 8, 2019, the Trust entered into employment agreements (the “Agreements”) with Mr. Glover, its General Agent and Chief Executive Officer (the “Glover Agreement”), Mr. Packer, its General Agent and Chief Financial Officer (the “Packer Agreement”) and Mr. Parasnis, its Chief Commercial Officer and Executive Vice President (the “Parasnis Agreement”). The Agreements were effective as of July 1, 2019. In connection with the Corporate Reorganization, TPL entered into amended and restated agreements with each of Mr. Glover and Mr. Packer, described below. Effective June 24, 2020, Mr. Parasnis’s employment with TPL ceased and the Parasnis Agreement was terminated.

Under the Agreements, Mr. Glover and Mr. Packer received a base salary of $800,000 per annum and Mr. Parasnis received a base salary of $700,000 per annum, subject to annual review, and were eligible for an annual cash bonus of up to 300% of such base salary for achievement of specified performance targets, except that with respect to Mr. Glover and Mr. Packer, the cash bonus for the calendar year 2019 was at least 100% of the cash bonus paid with respect to 2018, as established by the Nominating, Compensation and Governance Committee of the Trust. Until the Trust establishes an equity compensation plan, Mr. Glover, Mr. Packer and Mr. Parasnis are required to use at least 25% of their cash bonuses (net of estimated taxes) to purchase Sub-Shares. The term of each of the Glover Agreement and the Packer Agreement ended on December 31, 2020, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date. The term of the Parasnis Agreement was to end on December 31, 2022, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date. Under the Parasnis Agreement, the cash bonus for 2019 was prorated for the period of employment during such year. Additionally, Mr. Parasnis was entitled to a retention bonus in the amount of $875,000, payable in three installments on March 15, 2020 and the second and third anniversaries of the effective date of the Parasnis Agreement and was eligible for a relocation allowance in the amount of $100,000 to cover his relocation to Dallas, Texas.

Each Agreement provided for payment of severance benefits if the officer’s employment is terminated by the Trust without cause or by the officer for good reason, provided that the officer executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid bonuses and vested long-term incentive benefits (ii) a pro rata bonus for the year of termination (if such termination occurs after the first calendar quarter), (iii) up to 18 months of COBRA premiums for continued group health, dental and vision coverage for the officer and his dependents, paid for by the Trust, (iv) if such termination occurs during the first 15 months (30 months for Mr. Parasnis) of the term, an amount equal to two times the average of his base salary and cash bonus for the preceding two years (for Mr. Parasnis, annualized for any partial year other than 2019), which amount will be reduced to one times such average for the preceding year if such termination occurs after the first 15 months (30 months for Mr. Parasnis) of the term and (v) for Mr. Parasnis, any unpaid portion of his retention bonus and relocation allowance. If the officer’s employment is terminated by the Trust without cause, by the officer for good reason, or upon failure of the Trust to renew the term of the Agreement, in all such cases, within 24 months following a change in control of the Trust as defined in the Agreements, then, in lieu of the amount specified in clause (iv), the officer will be entitled to an amount equal to 2.99 times the greater of (a) the average of his base salary and cash bonus for the two years preceding the change in control and (b) his base salary and target cash bonus for the year of the change in control, except that, with respect to Mr. Parasnis, if the change in control occurred in 2019, the amount of the change in control severance would be 50% of the otherwise applicable amount. If the officer's employment terminates due to death or disability, he will be entitled to the benefits described in clauses (i), (ii) and for Mr. Parasnis, (v) above. The officer will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses following termination of employment for any reason.

The Agreements provided that Mr. Glover, Mr. Packer and Mr. Parasnis were entitled to participate in all benefit plans provided to the Trust’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Trust, as well as in any long-term incentive program established by the Trust. They also provided for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

Each Agreement contained restrictive covenants prohibiting the officer from disclosing the Trust’s confidential information at any time, from competing with the Trust in specified counties where the Trust does business during his employment, subject to certain exceptions, and for one year thereafter (or six months thereafter if he terminates his employment voluntarily without good reason), and from soliciting the Trust’s clients, suppliers and business partners during his employment and for one year thereafter.

As noted above, effective upon the Corporate Reorganization on January 11, 2021, TPL entered into an amended and restated employment agreement with each of Messrs. Glover and Packer to (i) confirm the assumption by TPL of the obligations of the Trust under the Glover Agreement and the Packer Agreement and (ii) to reflect the increase in base salary for each of Messrs. Glover and Packer to $850,000 and the change of the end of the term of each of the Glover Agreement and the Packer Agreement to December 31, 2021. The amended and restated employment agreements are otherwise identical in all material respects to the Glover Agreement and the Packer Agreement.

Mr. Dobbs

Effective upon the Corporate Reorganization on January 11, 2021, TPL entered into an employment agreement with Mr. Dobbs, its Senior Vice President, General Counsel and Secretary (the “Dobbs Agreement”).

Under the Dobbs Agreement, Mr. Dobbs will receive a base salary of $400,000 per annum, subject to annual review, and be eligible for an annual cash bonus of up to 100% of such base salary for achievement of specified performance targets as established by the Compensation Committee. Until TPL establishes an equity compensation plan, Mr. Dobbs is required to use at least 25% of his cash bonus (net of estimated taxes) to purchase shares of Common Stock. The term of the Dobbs Agreement ends on December 31, 2021, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date.

The Dobbs Agreement provides for payment of severance benefits if the officer’s employment is terminated by TPL without cause or by the officer for good reason, provided that the officer executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid bonuses and vested long-term incentive benefits (ii) a pro rata bonus for the year of termination (if such termination occurs after the first calendar quarter), (iii) up to 18 months of COBRA premiums for continued group health, dental and vision coverage for the officer and his dependents, paid for by TPL, and (iv) if such termination occurs during the first 15 months of the term, an amount equal to two times the average of his base salary and cash bonus for the preceding two years, which amount will be reduced to one times such average for the preceding year if such termination occurs after the first 15 months of the term. If Mr. Dobb’s employment is terminated by TPL without cause, by the officer for good reason, or upon failure of TPL to renew the term of the Agreement, in all such cases, within 24 months following a change in control of TPL as defined in the Dobbs Agreement, then, in lieu of the amount specified in clause (iv), Mr. Dobbs will be entitled to an amount equal to 2.99 times the greater of (a) the average of his base salary and cash bonus for the two years preceding the change in control and (b) his base salary and target cash bonus for the year of the change in control. If Mr. Dobbs’ employment terminates due to death or disability, he will be entitled to the benefits described in clauses (i) and (ii) above. Mr. Dobbs will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses following termination of employment for any reason.

The Dobbs Agreement provides that Mr. Dobbs will be entitled to participate in all benefit plans provided to TPL’s executives of like status from time to time in accordance with the applicable plan, policy or practices of TPL, as well as in any long-term incentive program established by the TPL. It also provides for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

The Dobbs Agreement contains restrictive covenants prohibiting Mr. Dobbs from disclosing TPL’s confidential information at any time, and from soliciting TPL’s clients, suppliers and business partners during his employment and for one year thereafter.

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Tyler Glover	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	8.0	$215,511	$—
Robert J. Packer	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	8.5	$337,680	$—
Micheal W. Dobbs (1)	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	—	$—	$—
Sameer Parasnis (2)	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	—	$—	$—

(1) Mr. Dobbs joined TPL as Senior Vice President and General Counsel effective August 3, 2020. As of December 31, 2020, Mr. Dobbs was not eligible to participate in TPL’s pension plan.

(2) Mr. Parasnis joined TPL as Chief Commercial Officer and Executive Vice President effective July 1, 2019. Effective June 24, 2020, Mr Parasnis’s employment with TPL ceased. As of December 31, 2019, Mr. Parasnis was not eligible to participate in TPL’s pension plan.

The Restated Texas Pacific Land Trust Revised Employees’ Pension Plan, renamed the Restated Texas Pacific Land Corporation Revised Employees’ Pension Plan as of the Corporate Reorganization, is a noncontributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which our eligible employees participate (the “Pension Plan”). The remuneration covered by the Pension Plan is generally the participant's base compensation up to certain limits specified in the Internal Revenue Code (“Eligible Compensation”). The Pension Plan generally provides a normal retirement benefit equal to 1.5% of a participant’s average Eligible Compensation for the last five years of the participant’s Credited Service multiplied by each year of Credited Service under the Pension Plan. Credited Service is earned from the participant’s date of membership in the Pension Plan, which is generally the earlier of January 1 or July 1 following completion of the participant’s first year of service for TPL. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits, see Note 6, “Employee Benefit Plans” of the Notes to Financial Statements incorporated by reference in Item 8 of this Report.

As of December 31, 2020, the annual accrued normal retirement benefits are estimated to be $30,030 and $32,258 for Mr. Glover and Mr. Packer, respectively.

The Pension Plan provides for early retirement after the participant attains age 50 and completes 20 years of continuous service with TPL. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to the Pension Plan's normal retirement age of 65. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit is reduced actuarially for each year prior to age 55. None of the Named Executive Officers are currently eligible for early retirement benefits.

Directors’ Compensation

As discussed in Item 10. “Directors, Executive Officers and Corporate Governance,” our Corporate Reorganization was completed on January 11, 2021 and included a change in our governance structure to a board of directors from our previous structure of being governed by Trustees. As our Board did not assume their current role as director until January 11, 2021, only Mr. Barry and Mr. Norris, in their former roles as Trustees, received compensation during the year ended December 31, 2020.

The following table sets forth information concerning compensation paid to the Trustees during the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Total
John R. Norris III	$104,000	$104,000
David E. Barry	$104,000	$104,000

The Trustees did not receive additional compensation for service on a committee or for attendance at meetings in 2020.

All of the non-employee directors of the Board began such service on January 11, 2021. However, during late 2020, they participated in orientation and transition activities in order to be better prepared when their Board service began, and they received compensation for such participation as follows:

Name	Total
Donald G. Cook	$24,000
Barbara J. Duganier	$24,000
Donna E. Epps	$24,000
Dana F. McGinnis	$24,000
Eric L. Oliver	$24,000
Murray Stahl	$24,000

Compensation Committee Interlocks and Insider Participation

Prior to our Corporate Reorganization effective January 11, 2021, each of the Trustees was a member of the Nominating, Compensation and Governance Committee of the Trustees. None of the Trustees was an officer or employee of TPL. None of the Trustees had any relationship requiring disclosure by the Trust pursuant to Item 404 of Regulation S-K. There are no interlocking relationships requiring disclosure by the Trust pursuant to Item 407(e)(4)(iii) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Item 11 with management and, based on such review and discussion, recommended that it be included in this Report.

Barbara J. Duganier
Donald G. Cook
Dana F. McGinnis

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

TPL does not currently maintain any compensation plans (or individual compensation arrangements) under which equity securities of TPL are authorized for issuance.

As discussed in Item 1. “Business — General — Corporate Reorganization”, on January 11, 2021, we completed our Corporate Reorganization from a business trust to a corporation. Accordingly, as of January 11, 2021, the Sub-shares of the Trust ceased to be outstanding and the shares of Common Stock were issued on a one-for-one basis to holders of the Sub-shares, and began to trade on the NYSE under the symbol “TPL.”

Security Ownership of Certain Beneficial Owners

The following table shows all holders known to TPL to be the beneficial owner of more than 5% of the outstanding shares of Common Stock as of February 15, 2021:

Name and Address	Number of Securities Beneficially Owned	Percent of Class
Horizon Kinetics LLC(1) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,594,617	20.6%

(1)The information set forth is based on the Schedule 13D (the “Schedule 13D”) filed on January 12, 2021 by Horizon Kinetics Asset Management LLC (“Horizon”), a wholly owned subsidiary of Horizon Kinetics LLC (collectively, “Horizon Kinetics”). Horizon Kinetics, through its registered investment adviser, Horizon, acts as a discretionary investment manager on behalf of its clients, who maintain beneficial interest in TPL. Murray Stahl, CEO and CIO of Horizon Kinetics, is a director of TPL. The number of shares beneficially owned excludes shares held by portfolio managers and other employees of Horizon personally.

Stock Ownership Information for Directors and Officers

The following table shows the number of shares of Common Stock beneficially owned directly or indirectly as of February 15, 2021 by our current directors, Named Executive Officers, and our directors and current executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Ownership on February 15, 2021		Percent of Class
Directors and Named Executive Officers:
David E. Barry	300		*
Donald G. Cook	—		*
Barbara J. Duganier	—		*
Donna E. Epps	—		*
Dana F. McGinnis	2,000		*
John R. Norris III	1,000		*
Eric L. Oliver	133,200	(1)	1.7%
Murray Stahl	154,826	(2)	2.0%
Tyler Glover	100		*
Robert J. Packer	200		*
Micheal W. Dobbs	—		*
Sameer Parasnis	—	(3)	*
All Directors and Executive Officers as a Group (11 persons)	291,626		3.8%

*Indicates ownership of less than 1% of the class.

(1)Includes (i) 100 shares held by Eric L. Oliver, (ii) 130,500 shares held by SoftVest, L.P., a Delaware limited partnership ("SoftVest LP"), (iii) 350 shares held by trusts administered for the benefit of Mr. Oliver's grandchildren (the “Trust Shares”), and (iv) 2,250 shares owned by Debeck LLC and Debeck Properties LP (together, “Debeck”). The general partner of SoftVest LP is SoftVest GP I, LLC, a Delaware limited liability company ("SV GP"). SoftVest Advisors, LLC, a Delaware limited liability company ("SoftVest Advisors") is investment manager of SoftVest LP. Mr. Oliver is the managing member of SV GP. SoftVest LP, SoftVest Advisors and Mr. Oliver may be deemed to share voting and dispositive power with respect to shares beneficially owned by them. Mr. Oliver disclaims beneficial ownership of the 130,500 shares of Common Stock held by SoftVest LP for purposes of Section 16 of the Exchange Act, except for his pecuniary interest therein. Mr. Oliver has sole voting and dispositive power with respect to the Trust Shares and disclaims any pecuniary interest in such shares. Mr. Oliver controls Debeck and has sole voting and dispositive power with respect to the shares beneficially owned by Debeck, but Mr. Oliver disclaims any pecuniary interest therein.

(2)Includes (i) 1,169 shares held by Murray Stahl, (ii) 60 shares held by Mr. Stahl’s spouse, (iii) 607 shares held by Horizon Common Inc., (iv) 1,434 shares held by Bermuda Liquidators II LLC, (v) 42,673 shares held by Polestar Offshore Fund Ltd., (vi) 5,379 shares held by CDK Fund Ltd., (vii) 2,449 shares held by CDK Partners LP, (viii) 99,825 shares held by HK Hard Assets LLC, and (ix) 1,230 shares held by Horizon Credit Opportunities Fund LP. The amount of common shares of TPL reported herein excludes shares held by partnerships and other accounts in which Mr. Stahl has a non-controlling interest and does not exercise investment discretion. The shares referenced in (iii)-(ix) above are managed by Horizon, in which Mr. Stahl serves as Chairman, Chief Executive Officer and Chief Investment Officer but does not participate in investment decisions with respect to the securities of TPL. Horizon separately reports its position and transactions in the securities of TPL on Forms 4 and Schedule 13D. Mr. Stahl disclaims beneficial ownership in any of the accounts managed by Horizon except to the extent of his pecuniary interest therein.

(3)Based on the Form 3 filed by Mr. Parasnis on August 9, 2019 with respect to Sub-shares of the Trust. As of January 11, 2021, the Sub-shares of the Trust ceased to be outstanding and the shares of Common Stock were issued on a one-for-one basis to holders of the Sub-shares. Effective June 24, 2020, Mr. Parasnis’s employment with TPL ceased.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There are no significant reportable transactions or currently proposed transactions between TPL and any TPL director, Trustee or executive officer of TPL or any 5% security holder of TPL or any member of the immediate family of any of the foregoing persons, except as set forth below.

Messrs. Stahl and Oliver, two members of the Board, and Horizon Kinetics, of which Mr. Stahl is the Chief Executive Officer and Chief Investment Officer, are parties to the Settlement Agreement. Pursuant to the Settlement Agreement, payments to reimburse certain expenses were made by TPL in January 2021 on behalf of Messrs. Stahl and Oliver and Horizon Kinetics (and other parties to the Settlement Agreement) in the aggregate amount of $1,350,000.

Procedures for Approval of Related Person Transactions

TPL generally does not engage in transactions in which TPL’s executive officers or directors (or any of their immediate family members) or any of TPL’s stockholders owning 5% or more of TPL’s outstanding shares of Common Stock have a material interest. Should a proposed transaction or series of similar transactions involve any such persons in an amount that exceeds $120,000 in any fiscal year, it will be subject to review and approval by the Audit Committee in accordance with its written policy and procedures adopted by the Board. Transactions entered into that were not related person transactions at the time that they were consummated, but that later become related person transactions during the course of the transaction will also be subject to review by the Audit Committee in accordance with a written policy adopted by the Board.

Independence

The Board has affirmatively determined that all of the directors, other than Mr. Glover, who is employed by TPL, are independent under the independence standards established by the Sarbanes-Oxley Act and the applicable rules of the SEC and the NYSE.

No director may be deemed independent unless the Board determines that he or she has no material relationship with TPL, directly or as an officer, stockholder or partner of an organization that has a material relationship with TPL.

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed to the Trust for professional services rendered by our independent registered public accounting firm, Lane Gorman Trubitt, LLC, during 2020 and 2019:

	Years Ended December 31,
	2020	2019
Type of Fees:
Audit fees	$419,675	$311,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$419,675	$311,000

The Audit Committee of the Trust approved all of the services provided by, and fees paid to, Lane Gorman Trubitt, LLC during the years ended December 31, 2020 and 2019.

The Audit Committee has established a policy requiring approval by it of all fees for audit and non-audit services to be provided by TPL’s independent registered public accountants, prior to commencement of such services. Consideration and approval of fees generally occurs at the Committee’s regularly scheduled meetings or, to the extent that such fees may relate to other matters to be considered at special meetings, at those special meetings.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

See “Index to Financial Statements.”

Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Texas Pacific Land Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 11, 2021 (File No. 001-39804)).
3.1.1
Texas Pacific Land Trust, Declaration of Trust, dated February 1, 1888, by Charles J. Canda, Simeon J. Drake, and William Strauss, Trustees (incorporated herein by reference to Exhibit 3.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-00737)).

3.2	Amended and Restated Bylaws of Texas Pacific Land Corporation (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on January 11, 2021 (File No. 001-39804)).
4.1*	Description of Securities of Texas Pacific Land Corporation.
4.1.1
Description of Securities of Texas Pacific Land Trust (incorporated by reference to Exhibit 4.1 to the Texas Pacific Land Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-00747)).

10.1
Form of Contribution Agreement by and between Texas Pacific Land Trust and Texas Pacific Land Corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 11, 2021 (File No. 001-39804)).

10.2
Form of Indemnification Agreement by and between Texas Pacific Land Corporation and individual directors or officers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 11, 2021 (File No. 001-39804)).

10.2.1†
Form of Indemnification Agreement by and between Texas Pacific Land Trust and individual trustees (incorporated by reference to Exhibit 10.1 to Texas Pacific Land Trust’s Current Report on Form 8-K filed on June 30, 2020 (File No. 001-00737)).

10.3†
Amended and Restated Employment Agreement by and between Texas Pacific Land Corporation and Tyler Glover (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 11, 2021 (File No. 001-39804).

10.3.1†**
Employment Agreement between Texas Pacific Land Trust and Tyler Glover dated as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed on August 8, 2019 (File No. 001-00737)).

10.4†
Amended and Restated Employment Agreement by and between Texas Pacific Land Corporation and Robert J. Packer (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on January 11, 2021 (File No. 001-39804)).

10.4.1†**
Employment Agreement between Texas Pacific Land Trust and Robert Packer dated as of August 8, 2019 (incorporated by reference to Exhibit 10.2 to the Trust's Current Report on Form 8-K filed on August 8, 2019 (File No. 001-00737)).

10.5†**
Employment Agreement between Texas Pacific Land Trust and Sameer Parasnis dated as of August 8, 2019 (incorporated by reference to Exhibit 10.3 to our Form 10-K filed on February 27, 2020 (File No. 001-00737)).

10.6*†	Employment Agreement between Texas Pacific Land Corporation and Micheal W. Dobbs dated as of December 30, 2020.
10.7	Settlement Agreement dated July 30, 2019 (incorporated by reference to Exhibit 99.1 to the Trust’s Current Report on Form 8-K filed on July 31, 2019 (File No. 001-00737)).
10.7.1	First Amendment to Settlement Agreement dated February 20, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on February 20, 2020 (File No. 001-00737)).
10.7.2
Second Amendment to Settlement Agreement dated March 6, 2020 (incorporated by reference to Exhibit 10.1 to Texas Pacific Land Trust’s Current Report on Form 8-K filed on March 6, 2020 (File No. 001-00737)).

10.8	Stockholders’ Agreement dated June 11, 2020 (incorporated by reference to Exhibit 10.1 to Texas Pacific Land Trust’s Current Report on Form 8-K filed on June 15, 2020 (File No. 001-00737)).
10.8.1
First Amendment to Stockholder’s Agreement, dated December 14, 2020 (incorporated by reference to Exhibit 10.1 to Texas Pacific Land Trust’s Current Report on Form 8-K filed on December 14, 2020 (File No. 001-00737)).

21.1*	List of Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Total Comprehensive Income; (iii) Consolidated Statements of Net Proceeds from All Sources and (iv) Consolidated Statements of Cash Flows.

104	The cover page from the Texas Pacific Land Corporation’s Annual Report on Form 10-K formatted in iXBRL.

*Filed or furnished herewith.
** Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
† Management compensatory arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2021.

TEXAS PACIFIC LAND CORPORATION

By:	/s/ Tyler Glover
Tyler Glover President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2021.

Signature	Title(s)

/s/ Tyler Glover	President, Chief Executive Officer and Director
Tyler Glover	(Principal Executive Officer)

/s/ Robert J. Packer	Chief Financial Officer
Robert J. Packer	(Principal Financial Officer and Principal Accounting Officer)

/s/ David E. Barry	Co-Chair of Board and Director
David E. Barry

/s/ John R. Norris III	Co-Chair of Board and Director
John R. Norris III

/s/ Donald G. Cook	Director
Donald G. Cook

/s/ Barbara J. Duganier	Director
Barbara J. Duganier

/s/ Donna E. Epps	Director
Donna E. Epps

/s/ Dana F. McGinnis	Director
Dana F. McGinnis

/s/ Eric L. Oliver	Director
Eric L. Oliver

/s/ Murray Stahl	Director
Murray Stahl

Item 15(a). Financial Statements.

All schedules have been omitted because the required information is contained in the consolidated financial statements or related notes, or is not applicable or immaterial.

To the Board of Directors and Stockholders
Texas Pacific Land Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Texas Pacific Land Trust (the “Trust”), known since January 11, 2021 as Texas Pacific Land Corporation, as of December 31, 2020 and 2019 and the related consolidated statements of income and total comprehensive income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of management and directors of the Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual of Oil and Gas Royalties

As described in Note 2 to the financial statements, the Trust records an accrual, based on historical trends, for oil and gas royalty revenues not received during the month removed. At December 31, 2020, this oil and gas royalty accrual amounted to approximately $20,671,000, and is included in accrued receivables in the accompanying consolidated balance sheet. The accrual is necessary due to the time lag between the production of oil and gas and the generation of the actual payment by operators, which is typically a time lag of one to two months. The determination of the oil and gas royalty accrual involves the analysis of historical payments, estimates of the timing of future payments, and consideration of recent market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political considerations and, in the past, have been subject to significant price fluctuations. As part of the Trust’s internal control process related to estimating the accrual of oil and gas royalties, the estimate is prepared by a qualified member of the Trust’s accounting department, and the estimate is reviewed and approved by a management-level member of the accounting department.

The principal considerations for our determination that performing procedures relating to the oil and gas royalty accrual is a critical audit matter are there are significant judgments by management when developing the estimate of the oil and gas royalty accrual. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the significant assumptions used by management, including the analysis of historical payments, estimates of the timing of future payments, and consideration of recent market prices for oil and gas.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the design and operating effectiveness of internal controls relating to management’s calculation of the oil and gas royalty accrual. These procedures also included, among others, (1) evaluating whether the methods used by management to develop the estimate are in conformity with the requirements of generally accepted accounting principles and appropriate for the nature of the related accounts and disclosures, while giving consideration to the Trust and its environment; (2) testing management’s process used to develop the accounting estimate; (3) evaluating the completeness, accuracy, and relevance of underlying data used in management’s estimate and whether the data was appropriately used by the Trust in developing the estimate; and (4) identifying and evaluating the significant assumptions used by management in developing the estimate.

Critical Audit Matter (Continued)

Evaluating the significant assumptions relating to the estimate of the oil and gas royalty accrual also involved evaluating various factors, both individually and in combination, including evaluating whether (1) the Trust has a reasonable basis for the significant assumptions used, and (2) the significant assumptions are consistent with relevant industry, regulatory and other external factors, as well as economic conditions; the Trust’s objectives, strategies, and related business risks; existing market information; historical or recent experience, taking into account changes in conditions or events affecting the Trust; and other significant assumptions used by management.
We have served as the Trust’s auditor since 2004.

Dallas, Texas
February 25, 2021

TEXAS PACIFIC LAND TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS

Cash and cash equivalents	$281,046	$303,645
Accrued receivables, net	48,216	62,995
Tax like-kind exchange escrow	1,978	—
Other assets	4,473	3,980
Property, plant and equipment, net of accumulated depreciation of $25,155 and $11,313 as of December 31, 2020 and 2019, respectively	79,267	88,323
Real estate acquired	108,536	107,075
Royalty interests acquired, net of accumulated depletion of $620 and $260 as of December 31, 2020 and 2019, respectively	45,646	29,060
Operating lease right-of-use assets	2,473	3,098
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$571,635	$598,176

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$14,680	$19,193
Income taxes payable	4,054	5,271
Deferred taxes payable	38,728	40,827
Unearned revenue	26,168	17,381
Operating lease liabilities	2,821	3,367
Total liabilities	86,451	86,039

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding as of December 31, 2020 and 2019, respectively	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 Sub-share Certificates as of December 31, 2020 and 2019, respectively	—	—
Accumulated other comprehensive loss	(2,693)	(1,461)
Net proceeds from all sources	487,877	513,598
Total capital	485,184	512,137
Total liabilities and capital	$571,635	$598,176

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Oil and gas royalties	$137,948	$154,729	$123,834
Easements and other surface-related income	92,038	115,362	88,739
Water sales and royalties	54,862	84,949	63,913
Sale of oil and gas royalty interests	—	—	18,875
Land sales	17,383	135,020	4,367
Other operating revenue	323	436	492
Total revenues	302,554	490,496	300,220

Expenses:
Salaries and related employee expenses	32,173	35,041	18,433
Water service-related expenses	14,233	20,808	11,168
General and administrative expenses	9,751	9,540	4,685
Legal and professional fees	10,778	16,403	2,498
Land sales expenses	3,973	225	19
Depreciation, depletion and amortization	14,395	8,906	2,583
Total operating expenses	85,303	90,923	39,386

Operating income	217,251	399,573	260,834

Other income, net	2,411	2,682	916
Income before income taxes	219,662	402,255	261,750
Income tax expense (benefit):
Current	46,002	57,492	37,200
Deferred	(2,389)	26,035	14,814
Total income tax expense	43,613	83,527	52,014
Net income	$176,049	$318,728	$209,736

Amortization of net actuarial costs, net of income taxes of $14, $10, and $14 for the years ended December 31, 2020, 2019 and 2018, respectively	53	36	50
Net actuarial loss on pension plan, net of income taxes of $(342), $(111), and $(38) as of December 31, 2020, 2019 and 2018, respectively	(1,285)	(419)	(144)
Total other comprehensive loss	(1,232)	(383)	(94)
Total comprehensive income	$174,817	$318,345	$209,642

Net income per Sub-share Certificate - basic and diluted	$22.70	$41.09	$26.93

Weighted average number of Sub-share Certificates outstanding	7,756,156	7,756,437	7,787,407

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONSOLIDATED STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
 (in thousands, except shares and per share amounts)

	Sub-share Certificates of Proprietary Interest	Accumulated Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total Capital
Balances as of December 31, 2017	7,821,599	$(804)	$105,902	$105,098
Net income	—	—	209,736	209,736
Periodic pension costs, net of income taxes of $(24)	—	(274)	180	(94)
Repurchase and retirement of Sub-share Certificates of Proprietary Interest	(59,185)	—	(38,397)	(38,397)
Regular dividends paid — $1.05 per Sub-share Certificate	—	—	(8,206)	(8,206)
Special dividends paid — $3.00 per Sub-share Certificate	—	—	(23,446)	(23,446)
Balances as of December 31, 2018	7,762,414	(1,078)	245,769	244,691
Net income	—	—	318,728	318,728
Periodic pension costs, net of income taxes of $(101)	—	(383)	—	(383)
Repurchase and retirement of Sub-share Certificates of Proprietary Interest	(6,258)	—	(4,353)	(4,353)
Regular dividends paid — $1.75 per Sub-share Certificate	—	—	(13,576)	(13,576)
Special dividends paid — $4.25 per Sub-share Certificate	—	—	(32,970)	(32,970)
Balances as of December 31, 2019	7,756,156	(1,461)	513,598	512,137
Net income	—	—	176,049	176,049
Periodic pension costs, net of income taxes of $(328)	—	(1,232)	—	(1,232)
Cumulative effect of accounting changes	—	—	(110)	(110)
Regular dividends paid — $10.00 per Sub-share Certificate	—	—	(77,561)	(77,561)
Special dividends paid — $16.00 per Sub-share Certificate	—	—	(124,099)	(124,099)
Balances as of December 31, 2020	7,756,156	$(2,693)	$487,877	$485,184

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$176,049	$318,728	$209,736
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(2,099)	25,924	14,789
Depreciation, depletion and amortization	14,395	8,906	2,583
Land sale revenue recognized on land exchange	(1,415)	(22,000)	—
Changes in operating assets and liabilities:
Accrued receivables and other assets	18,828	(13,802)	(34,027)
Income taxes payable	(1,217)	3,664	756
Prepaid income taxes	—	9,398	(8,196)
Unearned revenue	8,787	4,012	5,024
Accounts payable, accrued expenses and other liabilities	(6,291)	7,960	4,783
Cash provided by operating activities	207,037	342,790	195,448

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	117	25
Acquisition of real estate	(3,966)	(74,583)	(9,377)
Acquisition of royalty interests	(16,946)	(5,017)	(24,303)
Purchase of fixed assets	(5,086)	(32,209)	(47,878)
Cash used in investing activities	(25,998)	(111,692)	(81,533)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	—	(4,353)	(38,397)
Dividends paid	(201,660)	(46,546)	(31,652)
Cash used in financing activities	(201,660)	(50,899)	(70,049)

Net (decrease) increase in cash, cash equivalents and restricted cash	(20,621)	180,199	43,866
Cash, cash equivalents and restricted cash, beginning of period	303,645	123,446	79,580
Cash, cash equivalents and restricted cash, end of period	$283,024	$303,645	$123,446

Supplemental disclosure of cash flow information:
Income taxes paid	$46,619	$44,439	$45,876
Supplemental non-cash investing information:
Land exchange	$1,415	$22,000	$—
Operating lease right-of-use assets	$—	$3,712	$—

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business Segments

Texas Pacific Land Trust (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 880,000 acres of land in West Texas. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) in the western part of Texas.

TPL was organized to manage land, including royalty interests, for the benefit of its owners. TPL’s income is derived primarily from oil and gas royalties, sales of water and land, easements and commercial leases of the land.

We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of TPL and provide a framework for timely and rational allocation of resources within businesses. See Note 10, “Business Segment Reporting” for further information regarding our segments.

On January 11, 2021, we completed our reorganization from a business trust to a corporation (the “Corporate Reorganization”) and changed our name from Texas Pacific Land Trust to Texas Pacific Land Corporation. See further discussion in Note 11, “Subsequent Events” regarding the Corporate Reorganization. The financial statements to which these notes relate are for Texas Pacific Land Trust, prior to the Corporate Reorganization.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our consolidated accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Change in Accounting Estimate

Management evaluates its estimates on a routine basis. Effective July 1, 2019, TPL revised the estimated useful lives of certain water service-related assets after its disaggregation of water service-related projects into sub classifications. TPL purchased these water service-related assets from July 1, 2017 through June 30, 2019. Based on information gained from operations over this time period, management believes that these water service-related assets will benefit periods ranging from three to 30 years, beginning at the point the water service-related assets were originally placed in service.

The net book value of these water service-related assets at June 30, 2019, was not modified and is depreciated over the revised estimated useful lives of these assets. The effect of the change in estimated useful lives resulted in an additional $2.4 million of depreciation expense for the year ended December 31, 2019.

 Revenue Recognition

Oil and Gas Royalties

Oil and gas royalties are received in connection with royalty interests owned by TPL. Oil and gas royalties are reported net of production taxes and are recognized as revenue when crude oil and gas products are removed from the respective mineral reserve locations. Oil and gas royalty payments are generally received one to two months after the crude oil and gas products are removed. An accrual is included in accrued receivables for amounts not received during the month removed based on historical trends.

The oil and gas royalties which we receive are dependent upon the market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political conditions and subject to significant price fluctuations.

TPL has analyzed public reports of drilling activities by the oil companies operating where we have an oil and gas royalty interest in an effort to identify unpaid royalties associated with royalty interests we own. Rights to certain oil and gas royalties we believe to be due and payable may be subject to dispute with the oil company involved as a result of disagreements with respect to drilling and related engineering information. Disputed oil and gas royalties are recorded when these contingencies are resolved.

Easements and Other Surface-Related Income

Easement contracts represent contracts which permit companies to install pipe lines, electric lines and other equipment on land owned by TPL. When TPL receives a signed contract and payment, we make available the respective parcel of land to the grantee. Easement income is recognized upon the execution of the easement agreement, or in the event of a renewal upon receipt of the renewal payment, as at that point in time, we have satisfied its performance obligation and the customer has right of use.

Other surface-related income includes commercial lease income related to leasing arrangements to companies in a wide array of industries, including: agricultural, oil and gas, construction, wind power, solar farms and other industries. Commercial lease income is recognized when earned. These leases generally require fixed annual payments or royalties and lease terms are typically ten years. Lease cancellations are allowed under certain circumstances, but initial lease payments are generally nonrefundable. Advance lease payments are deferred and amortized over the appropriate accounting period. Lease payments not received are included in accrued receivables. Additionally, other surface-related income includes permit income and material sales. Revenue from these sources is recognized when earned.

Water Sales and Royalties

Water sales and royalty revenue encompasses sales of water to operators and other customers and royalties received pursuant to legacy agreements with operators. The earnings cycle for both revenue streams is complete upon delivery of water. Water sales and royalty revenue is recognized as earned.

Land Sales and Exchanges

We consider purchasers of land to be our customers as land management, leasing and sales are normal operating activities for TPL. Revenue is recognized on land sales when the performance obligation to the purchaser (customer) is complete. Revenue from land exchanges is recognized based upon the estimated fair value of the consideration exchanged.

Sales of Oil and Gas Royalty Interests

Income is recognized on sales of oil and gas royalty interests when earned.

Cash, Cash Equivalents and Restricted Cash

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$281,046	$303,645
Tax like-kind exchange escrow	1,978	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$283,024	$303,645

Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases, water sales or royalty agreements and commercial leases. An allowance is recorded for expected credit losses and is based upon our historical write-off experience, aging of trade accounts receivable and collectability patterns of our customers. As of December 31, 2020, the allowance for expected credit losses was less than $0.1 million. No allowance was considered necessary as of December 31, 2019.

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Maintenance and repair costs are expensed as incurred. Costs associated with our development of infrastructure for sourcing and treating water are capitalized. We account for depreciation of property, plant and equipment on the straight-line method over the estimated useful lives of the assets. Depreciable lives by category are as follows:

	Range of Estimated Useful Lives (in years)
Water wells and other water-related assets	3	to	30
Furniture, fixtures and equipment	5	to	7

Real Estate Acquired

Real estate acquired is recorded at cost and carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the property exceeds its estimated fair value. Minimal real estate improvements are made to land. No impairments were recorded for the years ended December 31, 2020, 2019 and 2018.

Royalty Interests Acquired

We follow the successful efforts method of accounting for our royalty interests acquired, which are carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a reduction in the carrying value of our royalty interests if the carrying value exceeds the estimated fair value. No impairments were recorded for the years ended December 31, 2020, 2019 and 2018.

Depletion is recorded based upon a units of production basis. Depletion expense was approximately $0.4 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. There was no depletion expense for the year ended December 31, 2018.

Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s land and royalty interests that were assigned through the 1888 Declaration of Trust, (referred to as “Assigned”) land and royalty interests, was not determined in 1888 when the Trust was formed; therefore, no value is assigned in the accompanying consolidated balance sheets to the Assigned land and royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates of Proprietary Interest (“Sub-shares”). Consequently, in the consolidated statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of sales of the Assigned land and royalty interests. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties. Minimal real estate improvements are made to land.

 Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero as of December 31, 2020 and 2019.

 Concentrations of Credit Risk

We invest our cash and cash equivalents (which include U.S. Treasury bills and commercial paper with maturities of three months or less) among three major financial institutions in an attempt to minimize exposure to risk from any one of these entities. As of December 31, 2020 and 2019, we had cash and cash equivalents deposited in our financial institutions in excess of federally-insured levels. We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Net Income per Sub-share

Net income per Sub-share is based on the weighted average number of Sub-shares and equivalent Sub-shares outstanding during each period.

Purchases and Retirements of Sub-shares

The costs of Sub-shares purchased and retired are charged to net proceeds from all sources.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under GAAP, are excluded from net income.

Significant Customers

Two customers represented, in the aggregate, 28.3%, 36.5% and 31.3% of the TPL’s total revenues for the years ended December 31, 2020, December 31, 2019 and 2018, respectively.

Reclassifications

Certain financial information on the consolidated statements of income as of and for the years ended December 31, 2019 and 2018 have been revised to conform to the current year presentation. These revisions include a reclassification of $0.2 million of land sales expenses for the year ended December 31, 2019 and less than $0.1 million for the same period of 2018 previously included in general and administrative expenses to a separate financial statement line item within operating expenses. Land sales expenses include cost basis and closing costs associated with land sales. Total assets and expenses were not affected by these reclassifications.

Recently Adopted Accounting Guidance

Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Trust adopted the guidance effective January 1, 2020. Due to the short-term nature of our trade accounts receivable, the adoption of this guidance had a minimal impact on our consolidated financial statements.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, “Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to Disclosure Requirements for Defined Benefit Plans.” The ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other post-retirement plans. The Trust adopted the guidance as of December 31, 2020. The impacts to the Trust’s footnote disclosures were limited to adding a narrative description of reasons for any significant gains and losses affecting the benefit obligation and omitting any disclosure regarding amounts expected to be recognized in accumulated other comprehensive income over the next year.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period. The adoption of this guidance effective January 1, 2021, had a minimal impact on the Trust’s consolidated financial statements and disclosures.

3.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Property, plant and equipment, at cost:
Water service-related assets (1)	$97,699	$93,097
Furniture, fixtures and equipment	6,125	5,941
Other	598	598
Total property, plant and equipment, at cost	104,422	99,636
Less: accumulated depreciation	(25,155)	(11,313)
Property, plant and equipment, net	$79,267	$88,323

(1)Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $13.8 million, $8.5 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

4.    Real Estate Activity

As of December 31, 2020 and 2019, TPL owned the following land and real estate (in thousands, except number of acres):

	December 31,		December 31,
	2020		2019
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	823,482	$—	849,856	$—
Real estate acquired	57,041	108,536	51,931	107,075
Total real estate situated in Texas	880,523	$108,536	901,787	$107,075

(1) Real estate assigned through the 1888 Declaration of Trust.

No valuation allowance was necessary as of December 31, 2020 and 2019.

Land Sales

The Assigned land held by TPL was recorded with no value at the time of acquisition. See Note 2, “Summary of Significant Accounting Policies — Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust” for further information regarding the Assigned land. Real estate acquired includes land parcels which have either been acquired through foreclosure or transactions with third parties.

For the year ended December 31, 2020, we sold 22,160 acres of land in Texas for an aggregate sales price of approximately $16.0 million, an average of approximately $721 per acre. Additionally, we recognized land sales revenue of $1.4 million for the year ended December 31, 2020 related to land exchanges where we had no cost basis in the land conveyed.

For the year ended December 31, 2019, we sold 21,986 acres of land in Texas for an aggregate sales price of approximately $113.0 million, an average of approximately $5,141 per acre. Additionally, we conveyed 5,620 acres of land in exchange for 5,545 acres of land. As we had no cost basis in the land conveyed, we recognized land sales revenue of $22.0 million for the fourth quarter ended December 31, 2019.

For the year ended December 31, 2018, we sold 171 acres of land in Texas for an aggregate sales price of approximately $4.4 million, an average of approximately $25,464 per acre.

Land Acquisitions

For the year ended December 31, 2020, we acquired 756 acres of land in Texas for an aggregate purchase price of approximately $3.9 million, an average of approximately $5,134 per acre (excludes land acquired through the land exchange as discussed above).

For the year ended December 31, 2019, we acquired 21,671 acres of land in Texas for an aggregate purchase price of approximately $74.4 million, an average of approximately $3,434 per acre (excludes land acquired through the land exchange as discussed above).

For the year ended December 31, 2018, we acquired 14,650 acres of land in Texas for an aggregate purchase price of approximately $9.4 million, an average of approximately $640 per acre.

5.    Royalty Interests

As of December 31, 2020 and 2019, we owned the following oil and gas royalty interests (in thousands, except number of acres):

	Net Book Value
	December 31, 2020	December 31, 2019
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired (3)	46,266	29,320
Total royalty interests, gross	$46,266	$29,320
Less: accumulated depletion	(620)	(260)
Total royalty interests, net	$45,646	$29,060

(1) Nonparticipating perpetual royalty interests in 370,737 gross royalty acres as of December 31, 2020 and 2019, respectively.

(2) Nonparticipating perpetual royalty interests in 84,934 gross royalty acres as of December 31, 2020 and 2019, respectively.

(3) Royalty interest in 4,090 net royalty acres and 3,074 net royalty acres as of December 31, 2020 and 2019, respectively.

Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s Assigned royalty interests was not determined in 1888 when the Trust was formed, and accordingly, these Assigned royalty interests were recorded with no value. See Note 2, “Summary of Significant Accounting Policies — Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust” for further information regarding the Assigned royalty interests. The Assigned royalty interests include 1/16th and 1/128th royalty interests.

Royalty Interests Transactions

For the year ended December 31, 2020, we acquired oil and gas royalty interests in 1,017 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $16.9 million, an average price of approximately $16,668 per net royalty acre.

For the year ended December 31, 2019, we acquired oil and gas royalty interests in 1,247 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $4.7 million, an average price of approximately $3,800 per net royalty acre.

For the year ended December 31, 2018, we sold nonparticipating perpetual oil and gas royalty interests in 812 net royalty acres (1/8th interest) for approximately $18.9 million, an average price of approximately $23,234 per net royalty acre. In conjunction with this sale, we acquired oil and gas royalty interests in 1,480 net royalty acres for an aggregate purchase price of $20.6 million, an average of approximately $13,949 per net royalty acre.

Additionally, for the year ended December 31, 2018, we acquired oil and gas royalty interests in 346 net royalty acres for an aggregate purchase price of $3.7 million, an average price of approximately $10,555 per net royalty acre.

6.    Employee Benefit Plans

TPL has a defined contribution plan available to all eligible employees who have completed one year of continuous service with TPL during which they completed at least 1,000 hours of service. Qualifying participants may receive a matching contribution based on the amount participants contribute to the plan up to 6% of their qualifying compensation. TPL contributed approximately $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

TPL has a noncontributory pension plan (the “Pension Plan”) available to all eligible employees who have completed one year of continuous service with TPL during which they completed at least 1,000 hours of service. The Pension Plan provides for a normal retirement benefit at age 65. Contributions to the Pension Plan reflect benefits accrued with respect to participants’ services to date, as well as the amount actuarially determined to pay lifetime benefits to participants and their beneficiaries upon retirement.

The following table sets forth the Pension Plan’s changes in benefit obligation, changes in fair value of assets, and funded status as of December 31, 2020 and 2019 using a measurement date of December 31 (in thousands):

	December 31, 2020	December 31, 2019
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$6,577	$4,745
Service cost	1,835	666
Interest cost	210	197
Actuarial loss	1,333	1,208
Benefits paid	(238)	(239)
Projected benefit obligation at end of year	$9,717	$6,577

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$6,615	$5,313
Actual return on Pension Plan assets	161	1,041
Contributions by employer	1,029	500
Benefits paid	(238)	(239)
Fair value of Pension Plan assets at end of year	7,567	6,615
Funded (unfunded) status at end of year	$(2,150)	$38

The projected Pension Plan benefit obligation as of December 31, 2020 was impacted by changes in assumptions used as of that date compared to assumptions used as of December 31, 2019. These changes included a decrease in the discount rate from 3.25% as of December 31, 2019 to 2.75% as of December 31, 2020 and a change in the mortality improvement scale from the MP-2019 Table to the MP-2020 Table. The effect of the assumption changes was an increase in the projected benefit obligation of $1.0 million.

Amounts recognized in the balance sheets as of December 31, 2020 and 2019 consist of (in thousands):

	December 31, 2020	December 31, 2019
Assets	$—	$38
Liabilities	2,150	—
	$2,150	$38

Amounts recognized in accumulated other comprehensive loss consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Net actuarial loss	$(3,409)	$(1,849)
Amounts recognized in accumulated other comprehensive loss, before taxes	(3,409)	(1,849)
Income tax benefit	716	388
Amounts recognized in accumulated other comprehensive loss, after taxes	$(2,693)	$(1,461)

Net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 include the following components (in thousands):

	Years Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$1,835	$666	$157
Interest cost	210	197	183
Expected return on Pension Plan assets	(454)	(364)	(367)
Amortization of net loss	66	46	64
Net periodic benefit cost	$1,657	$545	$37

Service cost, a component of net periodic benefit cost, is reflected in our consolidated statements of income within salaries and related employee expenses. The other components of net periodic benefit cost are included in other income, net on the consolidated statements of income.

Other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net actuarial loss	$1,626	$530	$183
Recognized actuarial loss	(66)	(46)	(64)
Total recognized in other comprehensive loss, before taxes	$1,560	$484	$119
Total recognized in net benefit cost and other comprehensive loss, before taxes	$3,217	$1,029	$156

TPL reclassified less than $0.2 million (net of income tax benefit of less than $0.1 million) out of accumulated other comprehensive loss for net periodic benefit cost to other income, net for each of the years ended December 31, 2020, 2019 and 2018.

The following table summarizes the projected benefit obligation in excess of Pension Plan assets and Pension Plan assets in excess of accumulated benefit obligation as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Projected benefit obligation in excess of Pension Plan assets:
Projected benefit obligation	$9,717	$6,577
Fair value of Pension Plan assets	$7,567	$6,615
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$6,348	$5,056
Fair value of Pension Plan assets	$7,567	$6,615

The following are weighted-average assumptions used to determine benefit obligations and costs as of December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.75%	3.25%	4.25%
Rate of compensation increase	7.29%	7.29%	7.29%

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	3.25%	4.25%	3.75%
Expected return on Pension Plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	7.29%	7.29%	7.29%

The expected return on Pension Plan assets assumption of 7.0% was selected by TPL based on historical real rates of return for the current asset mix and an assumption with respect to future inflation. The rate was determined based on a long-term allocation of about two-thirds fixed income and one-third equity securities; historical real rates of return of about 2.5% and 8.5% for fixed income and equity securities, respectively; and assuming a long-term inflation rate of 2.5%.

The Pension Plan has a formal investment policy statement. The Pension Plan’s investment objective is balanced income, with a moderate risk tolerance. This objective emphasizes current income through a 30% to 80% allocation to fixed income securities, complemented by a secondary consideration for capital appreciation through an equity allocation in the range of 20% to 60%. Diversification is achieved through investment in mutual funds and bonds. The asset allocation is reviewed annually with respect to the target allocations and rebalancing adjustments and/or target allocation changes are made as appropriate. Our current funding policy is to maintain the Pension Plan’s fully funded status on an ERISA minimum funding basis.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.

The fair value accounting standards establish a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs used in measuring fair value, as follows:

Level 1 – Inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since inputs are based on quoted prices that are readily and regularly available in an active market, Level 1 inputs require the least judgment.

Level 2 – Inputs are based on quoted prices for similar instruments in active markets, or are observable either directly or indirectly. Inputs are obtained from various sources including financial institutions and brokers.

Level 3 – Inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised by us in determining fair value is greatest for fair value measurements categorized in Level 3.

The fair values of the Pension Plan assets by major asset category as of December 31, 2020 and 2019, respectively, are as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020:
Cash and cash equivalents — money markets	$1,277	$1,277	$—	$—
Equities	1,567	1,567	—	—
Equity funds	1,503	1,503	—	—
Fixed income funds	797	797	—	—
Taxable bonds	2,423	2,423	—	—
Total	$7,567	$7,567	$—	$—

As of December 31, 2019:
Cash and cash equivalents — money markets	$528	$528	$—	$—
Equities	1,133	1,133	—	—
Equity funds	1,939	1,939	—	—
Fixed income funds	465	465	—	—
Taxable bonds	2,550	2,550	—	—
Total	$6,615	$6,615	$—	$—

Management intends to at least fund the minimum ERISA amount for 2021 and may make some discretionary contributions to the Pension Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten-year period (in thousands):

Year ending December 31,	Amount
2021	$260
2022	256
2023	254
2024	249
2025	244
2026 to 2030	1,430

7.    Income Taxes

The income tax provision charged to operations for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
U.S. Federal	$44,395	$55,562	$35,593
State and local	1,607	1,930	1,607
Current income tax expense	46,002	57,492	37,200
Deferred (benefit) expense	(2,389)	26,035	14,814
Total income tax expense	$43,613	$83,527	$52,014

While TPL was a trust, it was taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 to income before Federal income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Computed tax expense at the statutory rate of 21%	$46,129	$84,473	$54,968
Reduction in income taxes resulting from:
Statutory depletion	(4,577)	(5,163)	(4,185)
State taxes	1,234	1,657	1,243
Executive compensation	789	1,302	—
Prior year tax adjustments	7	755	—
Other, net	31	503	(12)
Total income tax expense	$43,613	$83,527	$52,014

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019
Unearned revenue	$5,633	$3,741
Basis difference in pension plan liability	452	—
Total deferred tax assets	6,085	3,741

Property, plant and equipment	16,314	17,030
§1031 tax exchanges	26,499	26,638
Deferred credits	1,853	748
Real estate acquired through foreclosure	142	142
Other	5	10
Total deferred tax liabilities	44,813	44,568
Deferred taxes payable	$(38,728)	$(40,827)

TPL files a U. S. Federal income tax return. With few exceptions, TPL is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2017.

8.    Lease Commitments

As of December 31, 2020 and 2019, we have recorded right-of-use assets of $2.5 million and $3.1 million, respectively, and lease liabilities for $2.8 million and $3.4 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The office lease agreements require monthly rent payments and expire in December 2025 and August 2022, respectively. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost for the years ended December 31, 2020 and 2019 was $0.7 million.

Future minimum lease payments were as follows as of December 31, 2020 (in thousands):

Year ending December 31,	Amount
2021	$796
2022	697
2023	537
2024	551
2025	516
Total lease payments	3,097
Less: imputed interest	(276)
Total operating lease liabilities	$2,821

Rent expense for these lease agreements amounted to approximately $0.8 million, $0.7 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

9.    Capital

Prior to the Corporate Reorganization, Certificates of Proprietary Interest (“Certificates”) and Sub-shares were exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares for the years ended December 31, 2020 and 2019. On January 11, 2021, the Sub-shares were converted into shares of common stock on a pro rata, one-for-one basis. See further discussion in Note 11, “Subsequent Events — Corporate Reorganization.”

The number of Certificates authorized for issuance at a given date is the number then outstanding plus one/three-thousandth of the number of Sub-shares then outstanding. The number of Sub-shares authorized for issuance at a given date is the number then outstanding plus three thousand times the number of Certificates then outstanding.

Dividends

During 2020, we paid a cash dividend of $10.00 per Sub-share in March 2020 and special dividends of $16.00 per Sub-Share, consisting of $6.00 per Sub-share in March 2020 and $10.00 per Sub-share in December 2020. During March 2019, we paid a cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share.

Repurchases of Sub-shares

For the year ended December 31, 2020, there were no Sub-shares repurchased. During the years ended December 31, 2019 and 2018, we purchased and retired 6,258 and 59,185 Sub-shares, respectively.

10.    Business Segment Reporting

During the periods presented, we reported our financial performance based on the following segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of our strategies and objectives and provide a framework for timely and rational allocation of resources within businesses. We eliminate any inter-segment revenues and expenses upon consolidation.

The Land and Resource Management segment encompasses the business of managing our approximately 880,000 acres of land and our oil and gas royalty interests in West Texas. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases and land and material sales.

The Water Services and Operations segment encompasses the business of providing full-service water offerings to operators in the Permian Basin. The revenue streams of this segment consist of revenue generated from sales of sourced and treated water as well as revenue from royalties on water service-related activity.

Segment financial results were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues:
Land and resource management	$195,132	$363,328	$211,476
Water services and operations	107,422	127,168	88,744
Total consolidated revenues	$302,554	$490,496	$300,220

Net income:
Land and resource management	$127,977	$258,366	$159,611
Water services and operations	48,072	60,362	50,125
Total consolidated net income	$176,049	$318,728	$209,736

Capital Expenditures:
Land and resource management	$152	$1,603	$2,790
Water services and operations	4,934	30,606	45,088
Total capital expenditures	$5,086	$32,209	$47,878

Depreciation, depletion and amortization:
Land and resource management	$1,514	$1,201	$506
Water services and operations	12,881	7,705	2,077
Total depreciation, depletion and amortization	$14,395	$8,906	$2,583

The following table presents total assets and property, plant and equipment, net by segment (in thousands):

	December 31, 2020	December 31, 2019
Assets:
Land and resource management	$460,053	$467,758
Water services and operations	111,582	130,418
Total consolidated assets	$571,635	$598,176

Property, plant and equipment, net:
Land and resource management	$3,527	$4,359
Water services and operations	75,740	83,964
Total consolidated property, plant and equipment, net	$79,267	$88,323

11.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Corporate Reorganization

As previously announced on March 23, 2020, our Trustees approved a plan to reorganize the Trust from its current structure to a corporation formed under the laws of the State of Delaware.

On January 11, 2021, TPL completed its Corporate Reorganization, officially changing its name from Texas Pacific Land Trust to Texas Pacific Land Corporation (“TPL Corporation”). To implement the Corporate Reorganization, the Trust and TPL Corporation entered into agreements and undertook and caused to be undertaken a series of transactions to effect the transfer to TPL Corporation of all of the Trust’s assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Corporate Reorganization. The agreements entered into include a contribution agreement between the Trust and TPL Corporation.

Prior to the market opening on January 11, 2021, the Trust distributed all of the shares of common stock, par value $0.01, of TPL Corporation (the “Common Stock”) to holders of Sub-shares, par value of $0.03-1/3, of the Trust, on a pro rata, one-for-one, basis in accordance with their interests in the Trust (the “Distribution”). As a result of the Distribution, TPL Corporation is now an independent public company and its Common Stock is listed under the symbol “TPL” on the New York Stock Exchange.

The Corporate Reorganization would have had the following effect on our consolidated financial statements had the Corporate Reorganization occurred as of December 31, 2020:

Consolidated Balance Sheet

Had the Corporate Reorganization occurred as of December 31, 2020, the pro forma balance sheet would have reflected pro forma adjustments as follows:

•Capital would be eliminated and replaced with Stockholders’ equity;
•Certificates of Proprietary Interest, par value $100 each, would be eliminated as none were outstanding as of December 31, 2020;
•7,756,156 outstanding Sub-share Certificates of Proprietary Interest, par value $0.03-1/3, would be converted to 7,756,156 outstanding shares of Common Stock, $0.01 par value; and
•Net proceeds from all sources would be replaced with Retained Earnings.

Statements of Income and Total Comprehensive Income

Had the Corporate Reorganization occurred on January 1, 2020, the pro forma statements of income and total comprehensive income for the year ended December 31, 2020 would have reflected pro forma adjustments as follows:

•Any costs associated with Corporate Reorganization are direct costs and would be expensed. As such, there would be no related adjustment to the Statement of Income and Total Comprehensive Income; and
•Net income per Sub-share Certificate - basic and diluted would be eliminated and replaced with Net income per share - basic and diluted. The per share amount would not have been impacted.

Dividend Declared

On February 17, 2021, the board of directors declared a quarterly cash dividend of $2.75 per share payable on March 15, 2021 to stockholders of record at the close of business on March 8, 2021.

12.    Oil and Gas Producing Activities (Unaudited)

We measure the our share of oil and gas produced in barrels of equivalency (“BOEs”). One BOE equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. As of December 31, 2020, December 31, 2019 and December 31, 2018, our share of oil and gas produced was approximately 16.2, 13.7 and 8.8 thousand BOEs per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells are determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 531, 486 and 362 DUC wells subject to our royalty interest as of December 31, 2020, 2019 and 2018, respectively.

13.    Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of TPL for each quarter of December 31, 2020 and 2019 (in thousands, except per share amounts):

	Quarters ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues	$74,304	$74,383	$57,273	$96,594
Income before income taxes	$55,337	$58,035	$34,923	$71,368
Net income	$44,791	$46,275	$27,583	$57,401
Net income per Sub-share Certificate - basic and diluted	$5.77	$5.97	$3.56	$7.40

	Quarters ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$113,332	$98,530	$87,310	$191,324
Income before income taxes	$89,071	$74,759	$62,879	$175,546
Net income	$69,122	$60,022	$49,586	$139,998
Net income per Sub-share Certificate - basic and diluted	$8.91	$7.74	$6.39	$18.04

*****