Form 10-Q
period 2021-03-31
Texas Pacific Land Corp
filed 2021-05-06
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of April 30, 2021, the Registrant had 7,756,156 shares of common stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$310,655	$281,046
Accrued receivables, net	61,392	48,216
Prepaid expenses and other current assets	1,822	2,778
Tax like-kind exchange escrow	1,978	1,978
Total current assets	375,847	334,018
Property, plant and equipment, net	78,395	79,267
Real estate acquired	108,536	108,536
Royalty interests acquired, net	45,435	45,646
Operating lease right-of-use assets	2,314	2,473
Other assets	3,275	1,695
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$613,802	$571,635

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$12,367	$12,530
Unearned revenue	5,298	3,997
Income taxes payable	16,183	4,054
Total current liabilities	33,848	20,581
Deferred taxes payable	38,581	38,728
Unearned revenue - non-current	21,891	22,171
Accrued liabilities	2,893	2,150
Operating lease liabilities	2,654	2,821
Total liabilities	99,867	86,451

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of March 31, 2021	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and outstanding as of March 31, 2021	78	—
Certificates of Proprietary Interest, par value $100 each; none outstanding as of December 31, 2020	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 Sub-share Certificates as of December 31, 2020	—	—
Accumulated other comprehensive loss	(2,665)	(2,693)
Retained earnings	516,522	—
Net proceeds from all sources	—	487,877
Total equity	513,935	485,184
Total liabilities and equity	$613,802	$571,635

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Oil and gas royalties	$49,533	$42,360
Water sales	12,956	26,967
Produced water royalties	12,549	12,506
Easements and other surface-related income	9,047	13,761
Land sales	—	900
Other operating revenue	70	100
Total revenues	84,155	96,594

Expenses:
Salaries and related employee expenses	9,979	10,620
Water service-related expenses	3,298	6,780
General and administrative expenses	2,806	2,959
Legal and professional fees	2,212	2,358
Depreciation, depletion and amortization	3,838	3,335
Total operating expenses	22,133	26,052

Operating income	62,022	70,542

Other income, net	5	826
Income before income taxes	62,027	71,368
Income tax expense (benefit):
Current	12,122	14,022
Deferred	(147)	(55)
Total income tax expense	11,975	13,967
Net income	$50,052	$57,401

Other comprehensive income — periodic pension costs, net of income taxes of $8 and $4, respectively	28	13
Total comprehensive income	$50,080	$57,414

Weighted average number of common shares/Sub-share Certificates outstanding	7,756,156	7,756,156

Net income per common share/Sub-share Certificate — basic and diluted	$6.45	$7.40

Cash dividends per common share/Sub-share Certificate	$2.75	$16.00

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$50,052	$57,401
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(147)	(55)
Depreciation, depletion and amortization	3,838	3,335
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(13,657)	(5,377)
Operating liabilities, excluding income taxes	172	3,909
Income taxes payable	12,129	9,426
Cash provided by operating activities	52,387	68,639

Cash flows from investing activities:
Acquisition of real estate	—	(3,890)
Acquisition of royalty interests	—	(16,936)
Purchase of fixed assets	(1,449)	(3,617)
Cash used in investing activities	(1,449)	(24,443)

Cash flows from financing activities:
Dividends paid	(21,329)	(124,098)
Cash used in financing activities	(21,329)	(124,098)

Net increase (decrease) in cash, cash equivalents and restricted cash	29,609	(79,902)
Cash, cash equivalents and restricted cash, beginning of period	283,024	303,645
Cash, cash equivalents, and restricted cash, end of period	$312,633	$223,743

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$4,600
Supplemental non-cash investing and financing information:
Capital expenditure additions	$1,289	$—
Issuance of common stock	$78	$—

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 880,000 acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) in the western part of Texas.

TPL’s income is derived primarily from oil, gas and produced water royalties, sales of water and land, easements and commercial leases of the land.

On January 11, 2021, we completed our reorganization from a business trust, organized under a Declaration of Trust dated February 1, 1888 (the “Declaration of Trust”) to a corporation (the “Corporate Reorganization”) and changed our name from Texas Pacific Land Trust (the “Trust”) to Texas Pacific Land Corporation. See further discussion of the Corporate Reorganization and its impact on our equity structure in Note 7, “Changes in Equity.” Any references in these condensed consolidated financial statements and notes to the Company, TPL, our, we, or us with respect to periods prior to January 11, 2021 will be in reference to the Trust, and references to periods on that date and thereafter will be in reference to Texas Pacific Land Corporation or TPL Corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of March 31, 2021 and the results of its operations for the three months ended March 31, 2021 and 2020, respectively, and its cash flows for the three months ended March 31, 2021 and 2020, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Form 10-K for the year ended December 31, 2020. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of TPL and provide a framework for timely and rational allocation of resources within businesses. See Note 8. “Business Segment Reporting” for further information regarding our segments.

2.    Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent asset and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$310,655	$281,046
Tax like-kind exchange escrow	1,978	1,978
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$312,633	$283,024

Reclassifications

Certain financial information on the condensed consolidated statements of income for the three months ended March 31, 2020 have been revised to conform to the current year presentation. These revisions include a reclassification of $12.5 million of produced water royalties revenue for the three months ended March 31, 2020 previously included in easements and other surface-related income to a separate financial statement line item within revenues.

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted the guidance effective January 1, 2021. The adoption had minimal impact on the Company’s consolidated financial statements and disclosures.

3.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Property, plant and equipment, at cost:
Water service-related assets (1)	$100,399	$97,699
Furniture, fixtures and equipment	6,122	6,125
Other	598	598
Property, plant and equipment at cost	107,119	104,422
Less: accumulated depreciation	(28,724)	(25,155)
Property, plant and equipment, net	$78,395	$79,267

(1)    Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $3.6 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively.

4.    Real Estate Activity

As of March 31, 2021 and December 31, 2020, the Company owned the following land and real estate (in thousands, except number of acres):

	March 31, 2021		December 31, 2020
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	823,482	$—	823,482	$—
Real estate acquired	57,041	108,536	57,041	108,536
Total real estate situated in Texas	880,523	$108,536	880,523	$108,536

(1)     Real estate originally assigned through the Declaration of Trust.

Land Sales

There were no land sales during the three months ended March 31, 2021. For the three months ended March 31, 2020, we sold 30 acres of land in Texas for an aggregate sales price of $0.9 million, an average of approximately $30,000 per acre.

Land Acquisitions

There were no land acquisitions during the three months ended March 31, 2021. For the three months ended March 31, 2020, we acquired 756 acres of land in Texas for an aggregate purchase price of approximately $3.9 million, an average of approximately $5,134 per acre.

5.    Royalty Interests

As of March 31, 2021 and December 31, 2020, we owned the following oil and gas royalty interests (in thousands):

	Net Book Value
	March 31, 2021	December 31, 2020
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	46,266	46,266
Total royalty interests, gross	46,266	46,266
Less: accumulated depletion	(831)	(620)
Total royalty interests, net	$45,435	$45,646

There were no oil and gas royalty interest transactions for the three months ended March 31, 2021. For the three months ended March 31, 2020, we acquired oil and gas royalty interests in 1,017 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $16.9 million, an average price of approximately $16,659 per net royalty acre.

6.    Income Taxes

The calculation of our effective tax rate is as follows for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020
Income before income taxes	$62,027	$71,368
Income tax expense	$11,975	$13,967
Effective tax rate	19.3%	19.6%

The effective tax rates were lower than the U.S. federal statutory rate of 21% due primarily to statutory depletion allowed on mineral royalty income.

7.    Changes in Equity

The following tables present changes in our equity for the three months ended March 31, 2021 and 2020 (in thousands, except shares and per share amounts):

	Sub-share Certificates	Common Stock
	Number of shares	Number of shares	Par Value	Accum. Other Comp. Loss	Retained Earnings	Net Proceeds from All Sources	Total Equity
For the three months ended March 31, 2021:
Balances as of December 31, 2020	7,756,156	—	$—	$(2,693)	$—	$487,877	$485,184
Net income	—	—	—	—	50,052	—	50,052
Dividends paid ($2.75 per common share)	—	—	—	—	(21,329)	—	(21,329)
Conversion of Sub-shares into shares of common stock	(7,756,156)	7,756,156	78	—	487,799	(487,877)	—
Other comprehensive income	—	—	—	28	—	—	28
Balances as of March 31, 2021	—	7,756,156	$78	$(2,665)	$516,522	$—	$513,935

	Sub-share Certificates	Accum. Other Comp. Loss	Net Proceeds from All Sources	Total Capital
For the three months ended March 31, 2020:
Balances as of December 31, 2019	7,756,156	$(1,461)	$513,598	$512,137
Net income	—	—	57,401	57,401
Dividends paid ($16.00 per Sub-share)	—	—	(124,098)	(124,098)
Cumulative effect of accounting change	—	—	(110)	(110)
Other comprehensive income	—	13	—	13
Balances as of March 31, 2020	7,756,156	$(1,448)	$446,791	$445,343

Corporate Reorganization

On January 11, 2021, TPL completed its Corporate Reorganization, officially changing its name to Texas Pacific Land Corporation. To implement the Corporate Reorganization, the Trust and TPL Corporation entered into agreements and undertook and caused to be undertaken a series of transactions to effect the transfer to TPL Corporation of all of the Trust’s assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Corporate Reorganization. The agreements entered into include a contribution agreement between the Trust and TPL Corporation. The Corporate Reorganization is a tax-free reorganization under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended.

Prior to the market opening on January 11, 2021, the Trust distributed all of the shares of common stock, par value $0.01, of TPL Corporation (the “Common Stock”) to holders of sub-share certificates (“Sub-shares”), par value of $0.03-1/3, of the Trust, on a pro rata, one-for-one, basis in accordance with their interests in the Trust (the “Distribution”). As a result of the Distribution, TPL Corporation is now an independent public company and its Common Stock is listed under the symbol “TPL” on the New York Stock Exchange.

The Corporate Reorganization only affected our equity structure in that Sub-shares were replaced with shares of Common Stock and net proceeds from all sources were replaced with retained earnings on the condensed consolidated balance sheet.

8.    Business Segment Reporting

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

The Land and Resource Management segment encompasses the business of managing our approximately 880,000 acres of land and our oil and gas royalty interests in West Texas, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

Segment financial results were as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Land and resource management	$57,790	$56,658
Water services and operations	26,365	39,936
Total consolidated revenues	$84,155	$96,594

Net income:
Land and resource management	$39,513	$39,118
Water services and operations	10,539	18,283
Total consolidated net income	$50,052	$57,401

Capital expenditures:
Land and resource management	$—	$88
Water services and operations	2,738	3,529
Total capital expenditures	$2,738	$3,617

Depreciation, depletion and amortization:
Land and resource management	$494	$337
Water services and operations	3,344	2,998
Total depreciation, depletion and amortization	$3,838	$3,335

The following table presents total assets and property, plant and equipment, net by segment as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Land and resource management	$501,516	$460,053
Water services and operations	112,286	111,582
Total consolidated assets	$613,802	$571,635

Property, plant and equipment, net:
Land and resource management	$3,287	$3,527
Water services and operations	75,108	75,740
Total consolidated property, plant and equipment, net	$78,395	$79,267

9.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of equivalency (“BOEs”). One BOE equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. As of March 31, 2021 and March 31, 2020, our share of oil and gas produced was approximately 16.4 and 16.5 thousand BOEs per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 541 and 531 DUC wells subject to our royalty interest as of March 31, 2021 and December 31, 2020, respectively.

10.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividend Declared

On May 3, 2021, the board of directors declared a quarterly cash dividend of $2.75 per share payable on June 15, 2021 to stockholders of record at the close of business on June 8, 2021.

Stock Repurchase Program

On May 3, 2021, our board of directors approved a stock repurchase program to purchase up to an aggregate of $20.0 million of shares of our outstanding common stock. Acquisitions pursuant to the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion. In connection with the stock repurchase program, the Company intends to enter into a Rule 10b5-1 trading plan that would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. The stock repurchase program will expire on December 31, 2021 unless otherwise modified or earlier terminated by our board of directors at any time in its sole discretion. Repurchased shares will be held in treasury.

*****

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s future operations and prospects, the severity and duration of the COVID-19 pandemic and related economic repercussions, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as OPEC+, expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, (ii) the factors discussed in Part II, Item 1A. “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance.

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 880,000 acres of land, comprised of a number of separate tracts, located in 19 counties in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land and a 1/16th NPRI under approximately 371,000 acres of land in the western part of Texas, as well as approximately 4,000 additional net royalty acres (normalized to 1/8th).

We completed our reorganization from a business trust to a corporation (the “Corporate Reorganization”) on January 11, 2021, changing our name from Texas Pacific Land Trust (the “Trust”) to Texas Pacific Land Corporation. Any references in this Quarterly Report on Form 10-Q to the Company, TPL, our, we, or us with respect to periods prior to January 11, 2021 will be in reference to the Trust, and references to periods on that date and thereafter will be in reference to Texas Pacific Land Corporation or TPL Corporation. For further information on the Corporate Reorganization, see Note 7, “Changes in Equity” in the notes to the condensed consolidated financial statements.

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

A significant portion of our revenues is generated from our business activity in the Permian Basin and derived primarily from oil, gas and produced water royalties, sales of water and land, easements and commercial leases. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. The demand for, and sale price of, particular tracts of land are influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses prevalent in western Texas.

As our oil and gas revenue is derived from our oil and gas royalty interests, in addition to fluctuating in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells.

Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements and subsurface wellbore easements. The majority of our easements have a thirty-plus year term but subsequently renew every ten years with an additional payment. Commercial lease revenue is derived primarily from processing, storage and compression facilities and roads.

Texas Pacific Water Resources LLC (“TPWR”), a single member Texas limited liability company owned by the Company, provides full-service water offerings to operators in the Permian Basin. These services include, but are not limited to, water sourcing, produced-water gathering/treatment, infrastructure development, disposal solutions, water tracking, analytics and well testing services. TPWR's revenue streams principally consist of revenue generated from sales of sourced and treated water as well as revenues from produced water royalties. We are committed to sustainable water development. Our significant surface ownership in the Permian Basin provides TPWR with a unique opportunity to provide multiple full-service water offerings to operators.

During the three months ended March 31, 2021, we invested approximately $2.7 million in TPWR projects to maintain and/or enhance water sourcing assets.

Market Conditions

COVID-19 Pandemic and Impact of Increased Supply by OPEC+

The uncertainty caused by the global spread of COVID-19, together with the increased supply of oil and gas by member nations of OPEC+, led to declines in crude oil prices and a reduction in global demand for oil and gas beginning in the first quarter of 2020. These events led to production curtailments and/or conservation of capital by the owners and operators of the oil and gas wells to which the Company’s royalty interests relate. These events negatively affected the Company’s business and operations for 2020. The lingering impact of these events continues to reduce the demand for oil in 2021, and we expect that these events will continue to affect our financial results in 2021.

In response to these events, we implemented certain cost reduction measures during 2020 and continue to identify additional cost reduction opportunities in 2021, thus reducing our operating expenses. Our immediate focus was negotiating price reductions and discounts with certain vendors and reducing our usage of independent contract service providers. As part of our longer-term water business strategy, we have invested in electrifying our water sourcing infrastructure. The use of electricity instead of fuel-powered generators to source and transport water translates into reduced fuel, equipment rental and repairs and maintenance costs. This strategy not only reduces our current expenses but affords us the ability to continue cost savings in the future. Additionally, our investment in automation has allowed us to curtail our reliance on independent contract service providers to support our field operations.

Our primary focus has always been, and will continue to be, on maintaining a safe and healthy work environment for our employees. Our information technology infrastructure has afforded us the opportunity to allow our corporate employees to work remotely and we have deployed additional safety and sanitation measures for our field employees.

Despite the uncertainty caused by these events, we believe our longevity in the industry, strong financial position and our capital resource allocation discipline have equipped us with the tools necessary to continue navigating through the uncertainty.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 miles and 52 counties across southeastern New Mexico and western Texas. All of our assets are located in West Texas.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Oil and Gas Pricing Metrics:(1)
WTI average price per bbl	$58.09	$45.34
Henry Hub average price per mmbtu	$3.50	$1.90

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	446	721
Average monthly horizontal wells drilled	343	575
Average monthly horizontal rig count	189	384
DUCs as of March 31 for each applicable year	4,617	4,921

Total Average US weekly horizontal rig count (2)	350	703

(1) Commonly used definitions in the oil and gas industry provided in the table above are defined as follows: WTI represents West Texas Intermediate. Bbl represents one barrel of 42 U.S. gallons of oil. Mmbtu represents one million British thermal units, a measurement used for natural gas. DUCs represents drilled but uncompleted wells.

(2)    Permian specific information per Enverus analytics. US weekly horizontal rig counts per Baker Hughes United States Rotary Rig Count for horizontal rigs.

    The metrics above demonstrate the shifts in activity in the Permian Basin from the first quarter of 2020 to the first quarter of 2021. While oil and gas prices, which began declining in the first quarter of 2020 (prior to oil reaching record lows in the second quarter of 2020), have rebounded in the first quarter of 2021, development, drilling and completion and production activities have not returned to their previous levels. Operators are cautiously managing their capital allocations by deploying at a decreased pace of development while oil demand begins to recover. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our surface-related income and water sales.

    Winter Storm Uri, in February 2021, created operational issues in the Permian Basin which impacted not only production from existing wells, but development and completion of new wells. As discussed above, we generate revenue through each phase of the life cycle of a well. While Winter Storm Uri directly impacted production and produced water disposal volumes, the effects on our results were tempered by increased oil and gas prices during the first quarter of 2021.

Liquidity and Capital Resources

Our principal sources of liquidity are revenues from oil, gas and produced water royalties, easements and other surface-related income and water and land sales. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment, working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenue was to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding, including potential future borrowing under a credit facility or other financing options. We have no debt or credit facilities as of March 31, 2021 and have no immediate plans to enter into such arrangements.

As of March 31, 2021, we had cash and cash equivalents of $310.7 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase our Common Stock subject to market conditions, to pay dividends subject to the discretion of the board of directors and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Results of Operations

We operate our business in two segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 8. “Business Segment Reporting” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

As previously discussed above under “Market Conditions,” our results of operations for the three months ended March 31, 2021 have been negatively impacted by the lingering reduction in demand for oil and Winter Storm Uri. These combined circumstances have affected not only our production and produced water volumes, but also directly impacted our surface-related income and water sales as discussed further below.

For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020

Revenues. Revenues decreased $12.4 million, or 12.9%, to $84.2 million for the three months ended March 31, 2021 compared to $96.6 million for the three months ended March 31, 2020. Net income decreased $7.3 million, or 12.8%, to $50.1 million for the three months ended March 31, 2021 compared to $57.4 million for the three months ended March 31, 2020.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended March 31,
	2021		2020
Revenues:
Land and resource management:
Oil and gas royalties	$49,533	59%	$42,360	44%
Easements and other surface-related income	8,187	10%	13,298	14%
Land sales and other operating revenue	70	—%	1,000	1%
	57,790	69%	56,658	59%
Water services and operations:
Water sales	12,956	15%	26,967	28%
Produced water royalties	12,549	15%	12,506	13%
Easements and other surface-related income	860	1%	463	—%
	26,365	31%	39,936	41%
Total consolidated revenues	$84,155	100%	$96,594	100%

Net income:
Land and resource management	$39,513	79%	$39,118	68%
Water services and operations	10,539	21%	18,283	32%
Total consolidated net income	$50,052	100%	$57,401	100%

Land and Resource Management

Land and Resource Management segment revenues increased $1.1 million, or 2.0%, to $57.8 million for the three months ended March 31, 2021 as compared with $56.7 million for the comparable period of 2020. The increase in Land and Resource Management segment revenues is principally due to an increase in gas royalty revenue, partially offset by decreases in easements and other surface-related income and, to a lesser extent, oil royalty revenue as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $49.5 million for the three months ended March 31, 2021 compared to $42.4 million for the three months ended March 31, 2020. Oil royalty revenue was $34.2 million for the three months ended March 31, 2021, a decrease of 4.6% compared to the three months ended March 31, 2020 when oil royalty revenue was $35.9 million. This decrease in oil royalty revenue is principally due to a 10.6% decrease in crude oil production subject to our royalty interests, partially offset by a 6.7% increase in our average realized price per royalty barrel during the three months ended March 31, 2021 compared to the same period in 2020. Gas royalty revenue was $15.3 million for the three months ended March 31, 2021, an increase of 136.8% compared to the three months ended March 31, 2020 when gas royalty revenue was $6.5 million. This increase in gas royalty revenue is principally due to a 121.1% increase in our average realized price for gas production and, to a lesser extent, a 7.1% increase in gas production subject to our royalty interests during the three months ended March 31, 2021 compared to the same period in 2020.

Easements and other surface-related income. Easements and other surface-related income was $8.2 million for the three months ended March 31, 2021, a decrease of 38.4% compared to $13.3 million for the three months ended March 31, 2020. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a decrease of $4.9 million in pipeline easement income to $1.2 million for the three months ended March 31, 2021 from $6.1 million for the three months ended March 31, 2020. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of decreased development activity in the Permian Basin during the three months ended March 31, 2021 relative to the same time period of 2020.

Net income. Net income for the Land and Resource Management segment was $39.5 million for the three months ended March 31, 2021 compared to $39.1 million for the three months ended March 31, 2020. The increase in net income is principally due to the $1.1 million increase in segment revenues, partially offset by a slight increase in segment expenses, including income tax expense. The increase in segment revenues is principally due to an increase in gas royalty revenue, partially offset by decreases in easements and other surface-related income and oil royalty revenues, as discussed above. Total segment expenses were $18.3 million and $17.6 million for the three months ended March 31, 2021 and 2020, respectively. The overall increase in segment expenses was principally related to increased income tax expense, depletion expense related to our royalty interests and increased board of director expenses associated with our Corporate Reorganization. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues decreased 34.0% to $26.4 million for the three months ended March 31, 2021 as compared with $39.9 million for the comparable period of 2020. The decrease in Water Services and Operations segment revenues is principally due to a decrease in water sales revenue, which is discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue was $13.0 million for the three months ended March 31, 2021, a decrease of $14.0 million or 52.0%, compared with the three months ended March 31, 2020 when water sales revenue was $27.0 million. This decrease was principally due to a 40.7% decrease in the number of barrels of sourced and treated water sold and, to a lesser extent, a 20.4% decrease in the average sales price per barrel of water for the three months ended March 31, 2021 compared to the same period in 2020.

Produced water royalties. Produced water royalties are royalties received from the transportation or disposal of produced water on our land. We do not operate any salt water disposal wells. Produced water royalties were $12.5 million for the three months ended March 31, 2021 and 2020.

Net income. Net income for the Water Services and Operations segment was $10.5 million for the three months ended March 31, 2021 compared to $18.3 million for the three months ended March 31, 2020. As discussed above, segment revenues decreased 34.0% for the three months ended March 31, 2021 compared to the same period of 2020. Total segment expenses, including income tax expense, were $15.8 million for the three months ended March 31, 2021 as compared to $21.6 million for the three months ended March 31, 2020. The overall decrease in segment expenses during 2021 is principally related to decreased water service-related expenses, primarily equipment rental, fuel and repairs and maintenance and income tax expense. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $10.0 million for the three months ended March 31, 2021 compared to $10.6 million for the comparable period of 2020. The decrease in salaries and related employee expenses during 2021 as compared to the same period of 2020 is principally due to decreased usage of contract labor by our Water Services and Operations segment.

Water service-related expenses. Water service-related expenses were $3.3 million for the three months ended March 31, 2021 compared to $6.8 million for the comparable period of 2020. The decrease in expenses during 2021 is primarily related to decreased equipment rental, fuel and repairs and maintenance expenses related to the 40.7% decrease in the number of barrels of sourced and treated water sold and ongoing cost saving measures as discussed above in “Market Conditions.”

General and administrative expenses. General and administrative expenses decreased $0.2 million to $2.8 million for the three months ended March 31, 2021 from $3.0 million for the same period of 2020. The decrease in general and administrative expenses during the three months ended March 31, 2021 compared to the same period of 2020 is primarily related to decreases associated with independent contract service providers and travel expenses, partially offset by increased board of director fees resulting from our Corporate Reorganization in January 2021.

Legal and professional expenses. Legal and professional fees were $2.2 million for the three months ended March 31, 2021 compared to $2.4 million for the comparable period of 2020. Legal and professional fees for the three months ended March 31, 2021 principally related to the completion of our Corporate Reorganization effective January 11, 2021. Legal and professional fees for the three months ended March 31, 2020 principally related to the conversion exploration committee and planning and preparation for the Corporate Reorganization.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $3.8 million for the three months ended March 31, 2021 compared to $3.3 million for the three months ended March 31, 2020. The increase in depreciation, depletion and amortization is principally related to our investment in water service-related assets placed in service in 2021 and 2020 and, to a lesser extent, increased depletion related to our oil and gas royalty interests.

Cash Flow Analysis

For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020

Cash flows provided by operating activities for the three months ended March 31, 2021 and 2020 were $52.4 million and $68.6 million, respectively. The decrease in cash flows provided by operating activities was primarily related to decreased proceeds from water sales and easements and other surface-related payments received during the three months ended March 31, 2021.

Cash flows used in investing activities were $1.4 million compared to $24.4 million for the three months ended March 31, 2021 and 2020, respectively. Acquisitions of land and royalty interests were $20.8 million for the three months ended March 31, 2020. There were no acquisitions of land or royalty interests during the three months ended March 31, 2021.

Cash flows used in financing activities were $21.3 million compared to $124.1 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we paid total dividends of $21.3 million consisting of a quarterly cash dividend of $2.75 per share. During the three months ended March 31, 2020, we paid total dividends of $124.1 million consisting of an annual cash dividend of $10.00 per Sub-share and a special dividend of $6.00 per Sub-share.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021. Our most critical accounting policies and estimates include our accrual of oil and gas royalties. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Company since December 31, 2020.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15 under the Exchange Act, management of the Company under the supervision and with the participation of Tyler Glover, the Company’s Chief Executive Officer, and Robert J. Packer, the Company’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Mr. Glover and Mr. Packer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any Sub-shares or any shares of Common Stock during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	May 6, 2021	By:	/s/ Tyler Glover
Tyler Glover, President and
Chief Executive Officer

Date:	May 6, 2021	By:	/s/ Robert J. Packer
Robert J. Packer,
Chief Financial Officer