Form 10-Q
period 2021-06-30
Texas Pacific Land Corp
filed 2021-08-05
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Yes ☐ No ☑

As of July 30, 2021, the Registrant had 7,752,464 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$329,134	$281,046
Accrued receivables, net	67,038	48,216
Prepaid expenses and other current assets	1,312	2,778
Tax like-kind exchange escrow	746	1,978
Total current assets	398,230	334,018
Property, plant and equipment, net	76,917	79,267
Real estate acquired	108,546	108,536
Royalty interests acquired, net	45,278	45,646
Operating lease right-of-use assets	2,153	2,473
Other assets	2,719	1,695
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$633,843	$571,635

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$13,979	$12,530
Unearned revenue	4,388	3,997
Income taxes payable	3,443	4,054
Total current liabilities	21,810	20,581
Deferred taxes payable	38,346	38,728
Unearned revenue - noncurrent	20,411	22,171
Accrued liabilities	3,634	2,150
Operating lease liabilities	2,465	2,821
Total liabilities	86,666	86,451

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of June 30, 2021	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,754,523 outstanding as of June 30, 2021	78	—
Treasury stock, at cost; 1,633 shares as of June 30, 2021 and none outstanding as of December 31, 2020	(2,504)	—
Certificates of Proprietary Interest, par value $100 each; none outstanding as of December 31, 2020	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 Sub-share Certificates as of December 31, 2020	—	—
Accumulated other comprehensive loss	(2,636)	(2,693)
Retained earnings	552,239	—
Net proceeds from all sources	—	487,877
Total equity	547,177	485,184
Total liabilities and equity	$633,843	$571,635
See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Oil and gas royalties	$58,204	$20,513	$107,737	$62,873
Produced water royalties	15,458	13,111	28,007	25,617
Water sales	12,473	8,419	25,429	35,386
Easements and other surface-related income	8,977	11,656	18,024	25,417
Land sales	746	3,493	746	4,393
Other operating revenue	74	92	144	192
Total revenues	95,932	57,284	180,087	153,878

Expenses:
Salaries and related employee expenses	13,271	8,937	23,250	19,557
Water service-related expenses	3,551	2,165	6,849	8,945
General and administrative expenses	2,841	2,448	5,647	5,407
Legal and professional fees	1,141	2,610	3,353	4,968
Land sales expenses	—	2,706	—	2,706
Depreciation, depletion and amortization	3,858	3,678	7,696	7,013
Total operating expenses	24,662	22,544	46,795	48,596

Operating income	71,270	34,740	133,292	105,282

Other income, net	406	183	411	1,009
Income before income taxes	71,676	34,923	133,703	106,291
Income tax expense	14,630	7,340	26,605	21,307
Net income	$57,046	$27,583	$107,098	$84,984

Other comprehensive income — periodic pension costs, net of income taxes of $8, $3, $15 and $7, respectively	29	13	57	27
Total comprehensive income	$57,075	$27,596	$107,155	$85,011

Weighted average number of common shares/Sub-share Certificates outstanding	7,755,886	7,756,156	7,756,020	7,756,156

Net income per common share/Sub-share Certificate — basic and diluted	$7.36	$3.56	$13.81	$10.96

Cash dividends per common share/Sub-share Certificate	$2.75	$—	$5.50	$16.00

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$107,098	$84,984
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(382)	(700)
Depreciation, depletion and amortization	7,696	7,013
Land sales revenue recognized on land exchanges	—	(15)
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(18,126)	17,028
Operating liabilities, excluding income taxes	814	(896)
Income taxes payable	(611)	(3,286)
Cash provided by operating activities	96,489	104,128

Cash flows from investing activities:
Acquisition of real estate	(10)	(3,912)
Acquisition of royalty interests	—	(16,945)
Purchase of fixed assets	(4,461)	(4,454)
Cash used in investing activities	(4,471)	(25,311)

Cash flows from financing activities:
Repurchases of common stock	(2,504)	—
Dividends paid	(42,658)	(124,098)
Cash used in financing activities	(45,162)	(124,098)

Net increase (decrease) in cash, cash equivalents and restricted cash	46,856	(45,281)
Cash, cash equivalents and restricted cash, beginning of period	283,024	303,645
Cash, cash equivalents, and restricted cash, end of period	$329,880	$258,364

Supplemental disclosure of cash flow information:
Income taxes paid	$27,613	$25,300
Supplemental non-cash investing and financing information:
Fixed asset additions in accounts payable	$451	$471
Issuance of common stock	$78	$—
Land exchange	$—	$15

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020, respectively, and its cash flows for the six months ended June 30, 2021 and 2020, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Form 10-K for the year ended December 31, 2020. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

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

2.    Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$329,134	$281,046
Tax like-kind exchange escrow	746	1,978
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$329,880	$283,024

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock and reported as a separate line item on our condensed consolidated balance sheets.

Reclassifications

Certain financial information on the condensed consolidated statements of income for the three and six months ended June 30, 2020 have been revised to conform to the current year presentation. These revisions include (i) a reclassification of $13.1 million and $25.6 million of produced water royalties revenue for the three and six months ended June 30, 2020, respectively, previously included in easements and other surface-related income to a separate financial statement line item within revenues and (ii) a reclassification of $2.7 million of land sales expenses for the three and six months ended June 30, 2020 previously included in land sales to a separate financial statement line item within operating expenses. Land sales expenses include cost basis and closing costs associated with land sales.

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted the guidance effective January 1, 2021. The adoption had minimal impact on the Company’s consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments.” Under the ASU, a lessor would classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease under ASC 842 classification criteria and the lessor would have otherwise recognized a day one loss. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The ASU is anticipated to have minimal to no impact on our consolidated financial statements and disclosures upon adoption.

3.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Property, plant and equipment, at cost:
Water service-related assets (1)	$102,554	$97,699
Furniture, fixtures and equipment	6,142	6,125
Other	598	598
Property, plant and equipment at cost	109,294	104,422
Less: accumulated depreciation	(32,377)	(25,155)
Property, plant and equipment, net	$76,917	$79,267

(1)    Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $3.7 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $7.2 million and $6.8 million for the six months ended June 30, 2021 and 2020, respectively.

4.    Real Estate Activity

As of June 30, 2021 and December 31, 2020, the Company owned the following land and real estate (in thousands, except number of acres):

	June 30, 2021		December 31, 2020
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	823,452	$—	823,482	$—
Real estate acquired	57,049	108,546	57,041	108,536
Total real estate situated in Texas	880,501	$108,546	880,523	$108,536

(1)     Real estate originally assigned through the Declaration of Trust.

Land Sales

For the six months ended June 30, 2021, we sold 30 acres of land in Texas for an aggregate sales price of $0.7 million, an average of approximately $25,000 per acre. For the six months ended June 30, 2020, we sold 527 acres of land in Texas for an aggregate sales price of $4.4 million, an average of approximately $8,305 per acre. The aggregate sales price excludes a reduction of $2.7 million in land basis.

Land Acquisitions

For the six months ended June 30, 2021, we acquired 8 acres of land in Texas for an aggregate purchase price of less than $0.1 million, an average of approximately $1,266 per acre. For the six months ended June 30, 2020, we acquired 756 acres of land in Texas for an aggregate purchase price of approximately $3.9 million, an average of approximately $5,134 per acre.

5.    Royalty Interests

As of June 30, 2021 and December 31, 2020, we owned the following oil and gas royalty interests (in thousands):

	Net Book Value
	June 30, 2021	December 31, 2020
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	46,266	46,266
Total royalty interests, gross	46,266	46,266
Less: accumulated depletion	(988)	(620)
Total royalty interests, net	$45,278	$45,646

There were no oil and gas royalty interest transactions for the six months ended June 30, 2021. For the six months ended June 30, 2020, we acquired oil and gas royalty interests in 1,017 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $16.9 million, an average price of approximately $16,668 per net royalty acre.

6.    Income Taxes

The calculation of our effective tax rate is as follows for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before income taxes	$71,676	$34,923	$133,703	$106,291
Income tax expense	$14,630	$7,340	$26,605	$21,307
Effective tax rate	20.4%	21.0%	19.9%	20.0%

The effective tax rates were lower than the U.S. federal statutory rate of 21% primarily due to statutory depletion allowed on mineral royalty income.

7.    Changes in Equity

The following tables present changes in our equity for the six months ended June 30, 2021 and 2020 (in thousands, except shares and per share amounts):

	Sub-share Certificates	Common Stock		Treasury Stock		Accum. Other Comp. Loss	Retained Earnings	Net Proceeds from All Sources	Total Equity
	Shares	Shares	Amount	Shares	Amount
For the six months ended June 30, 2021:
Balances as of December 31, 2020	7,756,156	—	$—	—	$—	$(2,693)	$—	$487,877	$485,184
Net income	—	—	—	—	—	—	50,052	—	50,052
Dividends paid ($2.75 per common share)	—	—	—	—	—	—	(21,329)	—	(21,329)
Conversion of Sub-shares into shares of common stock	(7,756,156)	7,756,156	78	—	—	—	487,799	(487,877)	—
Other comprehensive income	—	—	—	—	—	28	—	—	28
Balances as of March 31, 2021	—	7,756,156	$78	—	$—	$(2,665)	$516,522	$—	$513,935
Net income	—	—	—	—	—	—	57,046	—	57,046
Dividends paid ($2.75 per common share)	—	—	—	—	—	—	(21,329)	—	(21,329)
Repurchases of common stock	—	(1,633)	—	1,633	(2,504)	—	—	—	(2,504)
Other comprehensive income	—	—	—	—	—	29	—	—	29
Balances as of June 30, 2021	—	7,754,523	$78	1,633	$(2,504)	$(2,636)	$552,239	$—	$547,177

	Sub-share Certificates	Accum. Other Comp. Loss	Net Proceeds from All Sources	Total Capital
For the six months ended June 30, 2020:
Balances as of December 31, 2019	7,756,156	$(1,461)	$513,598	$512,137
Net income	—	—	57,401	57,401
Dividends paid ($16.00 per Sub-share)	—	—	(124,098)	(124,098)
Cumulative effect of accounting change	—	—	(111)	(111)
Other comprehensive income	—	14	—	14
Balances as of March 31, 2020	7,756,156	$(1,447)	$446,790	$445,343
Net income	—	—	27,583	27,583
Cumulative effect of accounting change	—	—	—	—
Other comprehensive income	—	13	—	13
Balances as of June 30, 2020	7,756,156	$(1,434)	$474,373	$472,939

Corporate Reorganization

On January 11, 2021, TPL completed its Corporate Reorganization, officially changing its name to Texas Pacific Land Corporation. To implement the Corporate Reorganization, the Trust and TPL Corporation entered into agreements and undertook and caused to be undertaken a series of transactions to effect the transfer to TPL Corporation of all of the Trust’s assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Corporate Reorganization. The agreements entered into include a contribution agreement between the Trust and TPL Corporation. The Corporate Reorganization was a tax-free reorganization under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended.

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

Stock Repurchase Program

On May 3, 2021, our board of directors approved a stock repurchase program to purchase up to an aggregate of $20.0 million of shares of our outstanding Common Stock. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. The stock repurchase program will expire on December 31, 2021 unless otherwise modified or earlier terminated by our board of directors at any time in its sole discretion. Repurchased shares will be held in treasury. For the six months ended June 30, 2021, we repurchased 1,633 shares at an average per share amount of $1,533.

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

Segment financial results were as follows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Land and resource management	$67,241	$35,597	$125,031	$92,255
Water services and operations	28,691	21,687	55,056	61,623
Total consolidated revenues	$95,932	$57,284	$180,087	$153,878

Net income:
Land and resource management	$45,443	$18,721	$84,956	$57,839
Water services and operations	11,603	8,862	22,142	27,145
Total consolidated net income	$57,046	$27,583	$107,098	$84,984

Capital expenditures:
Land and resource management	$13	$33	$13	$121
Water services and operations	2,161	323	4,899	3,852
Total capital expenditures	$2,174	$356	$4,912	$3,973

Depreciation, depletion and amortization:
Land and resource management	$442	$350	$936	$687
Water services and operations	3,416	3,328	6,760	6,326
Total depreciation, depletion and amortization	$3,858	$3,678	$7,696	$7,013

The following table presents total assets and property, plant and equipment, net by segment as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Assets:
Land and resource management	$518,917	$460,053
Water services and operations	114,926	111,582
Total consolidated assets	$633,843	$571,635

Property, plant and equipment, net:
Land and resource management	$3,060	$3,527
Water services and operations	73,857	75,740
Total consolidated property, plant and equipment, net	$76,917	$79,267

9.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For three months ended June 30, 2021 and 2020, our share of oil and gas produced was approximately 16.4 and 15.7 thousand Boe per day, respectively. For the six months ended June 30, 2021 and June 30, 2020, our share of oil and gas produced was approximately 16.4 and 16.2 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 565 and 531 DUC wells subject to our royalty interest as of June 30, 2021 and December 31, 2020, respectively.

10.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividend Declared

On August 3, 2021, the board of directors declared a quarterly cash dividend of $2.75 per share payable on September 15, 2021 to stockholders of record at the close of business on September 8, 2021.

*****

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s future operations and prospects, the severity and duration of the COVID-19 pandemic and related economic repercussions, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as OPEC+, expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our surface and royalty ownership allow steady revenue generation through the entire value chain of oil and gas development. While we are not an oil and gas producer, we benefit from various revenue sources throughout the life cycle of a well. During the initial development phase where infrastructure for oil and gas development is constructed, we receive fixed fee payments for use of our land and revenue for sales of materials (caliche) used in the construction of the infrastructure. During the drilling and completion phase, we generate revenue for providing sourced water and/or treated produced water in addition to fixed fee payments for use of our land. During the production phase, we receive revenue from our oil and gas royalty interests and also revenues related to saltwater disposal on our land. In addition, we generate revenue from pipeline, power line and utility easements, commercial leases and seismic and temporary permits principally related to a variety of land uses, including midstream infrastructure projects and processing facilities as hydrocarbons are processed and transported to market.

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

During the six months ended June 30, 2021, we invested approximately $4.9 million in TPWR projects to maintain and/or enhance water sourcing assets, of which $2.0 million related to electrifying our water sourcing infrastructure.

Market Conditions

COVID-19 Pandemic and Impact of Increased Demand in 2021

The uncertainty caused by the global spread of COVID-19 commencing in 2020, among other factors, led to a significant reduction in global demand and prices for oil. These events generally led to production curtailments and capital investment reductions by the operators of the oil and gas wells to which the Company’s royalty interests relate. This slowdown in well development has negatively affected the Company’s business and operations for 2020 and 2021. More recently, development activity has also been impacted by shortages in labor and certain equipment as well as escalating costs. With current oil, natural gas, and NGL prices broadly higher than the comparable period in 2020, development activities in the Permian Basin have rebounded from the lows in 2020, and producer activity has improved, albeit at a pace still below pre-pandemic levels. Future production and development activity will continue to be influenced by changes in commodity prices and by the evolving economic and health impact of COVID-19.

Though the global spread of COVID-19 and the associated economic impact are still uncertain, COVID-19 containment measures have eased in certain regions globally, and as a result, demand for oil and gas has begun to recover. However, given recent increases in COVID-19 cases, any additional shut-downs could impact this recovery. In addition, oil prices in 2021 have been supported by oil supply cuts by the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”). Oil prices will continue to be impacted by the global oil demand trends, particularly with COVID-19 and potential containment measures, and the oil market support provided by OPEC+. Although our revenues are directly and indirectly impacted by changes in oil prices, we believe our royalty interests (which require no capital expenditures or operating expense burden for well development), strong balance sheet, and liquidity position will help us navigate through potential oil price volatility.

In 2020, we implemented certain cost reduction measures to manage costs with an initial focus on negotiating price reductions and discounts with certain vendors and reducing our usage of independent contract service providers. In 2021, we continue to identify additional cost reduction opportunities. As part of our longer-term water business strategy, we have invested in electrifying our water sourcing infrastructure. The use of electricity instead of fuel-powered generators to source and transport water is anticipated to reduce our dependence on fuel, equipment rentals, and repairs and maintenance. Additionally, our investment in automation has allowed us to curtail our reliance on independent contract service providers to support our field operations.

Our business model and disciplined approach to capital resource allocation have helped us maintain our strong financial position while navigating the uncertainty of the current environment. Further, we continue to prioritize maintaining a safe and healthy work environment for our employees. Our information technology infrastructure allowed our corporate employees to transition to a remote work environment in March 2020 and we were able to deploy additional safety and sanitation measures for our field employees. As vaccination rates in the United States have risen, we have taken a phased-in approach to returning employees to the office and continue to monitor guidance provided by the Centers for Disease Control and Prevention as new information becomes available. We continue to provide safety and sanitation measures for all employees and maintain communication with employees regarding any concerns they may have during the transition.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles and in 52 counties across southeastern New Mexico and western Texas. All of our assets are located in West Texas.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Oil and Gas Pricing Metrics:(1)
WTI average price per bbl	$66.19	$27.96	$62.21	$36.58
Henry Hub average price per mmbtu	$2.95	$1.70	$3.22	$1.80

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	665	402	558	564
Average monthly horizontal wells drilled	386	171	365	372
Average weekly horizontal rig count	220	198	205	291
DUCs as of June 30 for each applicable year	5,080	4,942	5,080	4,942

Total Average US weekly horizontal rig count (2)	408	353	382	528

(1) Commonly used definitions in the oil and gas industry provided in the table above are defined as follows: WTI represents West Texas Intermediate. Bbl represents one barrel of 42 U.S. gallons of oil. Mmbtu represents one million British thermal units, a measurement used for natural gas. DUCs represent drilled but uncompleted wells.

(2) Permian Basin specific information per Enverus analytics. US weekly horizontal rig counts per Baker Hughes United States Rotary Rig Count for horizontal rigs.

The metrics above demonstrate the shifts in activity in the Permian Basin for the three and six months ended June 30, 2021 and 2020. While oil and gas prices, which began declining in the first quarter of 2020 (prior to oil reaching record lows in the second quarter of 2020), have rebounded through the first six months of 2021, development, drilling and completion and production activities have not returned to their previous levels. Operators continue to manage their capital allocations by deploying at a decreased pace of development while oil demand continues to recover. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Our principal sources of liquidity are revenues from oil, gas and produced water royalties, easements and other surface-related income and water and land sales. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenue was to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities as of June 30, 2021.

As of June 30, 2021, we had cash and cash equivalents of $329.1 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase our Common Stock, par value $0.01, of TPL Corporation (the “Common Stock”) subject to market conditions, to pay dividends subject to the discretion of the board of directors and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. For 2021, our board of directors has approved repurchases of our Common Stock up to $20.0 million of shares, and through June 30, 2021, we have repurchased $2.5 million of shares.

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

Our results of operations for the three and six months ended June 30, 2021, have continued to be impacted by oil and gas activity in the Permian Basin not returning to pre-pandemic levels. While our oil and gas royalty revenues have benefited from increased oil prices during this time period, our water sales and surface-related income continue to be impacted by the decreased pace of activity.

For the three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Revenues. Revenues increased $38.6 million, or 67.5%, to $95.9 million for the three months ended June 30, 2021 compared to $57.3 million for the three months ended June 30, 2020. Net income more than doubled to $57.0 million for the three months ended June 30, 2021 compared to $27.6 million for the three months ended June 30, 2020.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended June 30,
	2021		2020
Revenues:
Land and resource management:
Oil and gas royalty revenue	$58,204	60%	$20,513	36%
Easements and other surface-related income	8,217	9%	11,499	20%
Land sales and other operating revenue	820	1%	3,585	6%
Total land and resource management revenue	67,241	70%	35,597	62%

Water services and operations:
Produced water royalties	15,458	16%	13,111	23%
Water sales	12,473	13%	8,419	15%
Easements and other surface-related income	760	1%	157	—%
Total water services and operations revenue	28,691	30%	21,687	38%
Total consolidated revenues	$95,932	100%	$57,284	100%

Net income:
Land and resource management	$45,443	80%	$18,721	68%
Water services and operations	11,603	20%	8,862	32%
Total consolidated net income	$57,046	100%	$27,583	100%

Land and Resource Management

Land and Resource Management segment revenues increased $31.6 million to $67.2 million for the three months ended June 30, 2021 as compared with $35.6 million for the comparable period of 2020. The increase in Land and Resource Management segment revenues is principally due to an increase in oil and gas royalty revenue, partially offset by decreases in easements and other surface-related income, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $58.2 million for the three months ended June 30, 2021 compared to $20.5 million for the three months ended June 30, 2020. The table below provides financial and operational data by royalty stream for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Our share of production volumes(1):
Oil (MBbls)	683	700
Natural gas (MMcf)	2,807	2,108
NGL (MBbls)	342	379
Equivalents (MBoe)	1,493	1,430
Equivalents per day (MBoe/d)	16.4	15.7

Oil and gas royalty revenue (in thousands):
Oil royalties	$42,577	$16,777
Natural gas royalties	7,512	1,062
NGL royalties	8,115	2,674
Total oil and gas royalties	$58,204	$20,513

Realized prices:
Oil ($/Bbl)	$65.30	$25.09
Natural gas ($/Mcf)	$2.89	$0.54
NGL ($/Bbl)	$25.64	$7.63
Equivalents ($/Boe)	$40.83	$15.02

(1)     Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Our share of crude oil, natural gas and NGL production volumes were 16.4 thousand Boe per day for the three months ended June 30, 2021 compared to 15.7 thousand Boe per day for the same period of 2020. The average realized prices were $65.30 per barrel of oil, $2.89 per Mcf of natural gas, and $25.64 per barrel of NGL, for a total equivalent price of $40.83 per Boe for the three months ended June 30, 2021, an increase of 171.8% over a total equivalent price of $15.02 per Boe for the same period of 2020.

Easements and other surface-related income. Easements and other surface-related income was $8.2 million for the three months ended June 30, 2021, a decrease of 28.5% compared to $11.5 million for the three months ended June 30, 2020. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a decrease of $3.8 million in pipeline easement income for the three months ended June 30, 2021 compared to the same period of 2020. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended June 30, 2021 relative to the same time period of 2020.

Net income. Net income for the Land and Resource Management segment was $45.4 million for the three months ended June 30, 2021 compared to $18.7 million for the three months ended June 30, 2020. The increase in net income is principally due to the $31.6 million increase in segment revenues, partially offset by an increase in segment expenses, including income tax expense. The increase in segment revenues is principally due to an increase in oil and gas royalty revenue, partially offset by decreases in easements and other surface-related income, as discussed above. Total segment expenses were $21.8 million and $16.9 million for the three months ended June 30, 2021 and 2020, respectively. The overall increase in segment expenses was principally related to increased income tax expense and severance costs incurred for the three months ended June 30, 2021. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 32.3% to $28.7 million for the three months ended June 30, 2021 as compared with $21.7 million for the comparable period of 2020. The increase in Water Services and Operations segment revenues is principally due to an increase in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Produced water royalties. Produced water royalties are royalties received from the transportation or disposal of produced water on our land. We do not operate any salt water disposal wells. Produced water royalties were $15.5 million for the three months ended June 30, 2021 compared to $13.1 million compared to the same period in 2020. This increase is principally due to increased produced water volumes for the three months ended June 30, 2021 compared to the same period of 2020.

Water sales. Water sales revenue was $12.5 million for the three months ended June 30, 2021, an increase of 48.2%, compared with the three months ended June 30, 2020 when water sales revenue was $8.4 million. This increase was principally due to a 70.8% increase in the number of barrels of sourced and treated water sold for the three months ended June 30, 2021 compared to the same period in 2020.

Net income. Net income for the Water Services and Operations segment was $11.6 million for the three months ended June 30, 2021 compared to $8.9 million for the three months ended June 30, 2020. As discussed above, segment revenues increased 32.3% for the three months ended June 30, 2021 compared to the same period of 2020. Total segment expenses, including income tax expense, were $17.1 million for the three months ended June 30, 2021 as compared to $12.8 million for the three months ended June 30, 2020. The overall increase in segment expenses during 2021 is principally related to increased income tax expense and water service-related expenses, primarily fuel, repairs and maintenance and equipment rental. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $13.3 million for the three months ended June 30, 2021 compared to $8.9 million for the comparable period of 2020. The increase in salaries and related employee expenses for the three months ended June 30, 2021 as compared to the same period of 2020 is principally due to approximately $4.7 million of severance costs.

Water service-related expenses. Water service-related expenses were $3.6 million for the three months ended June 30, 2021 compared to $2.2 million for the comparable period of 2020. The increase in expenses during 2021 is primarily related to increased fuel, repairs and maintenance and equipment rental expenses related to the 70.8% increase in the number of barrels of sourced and treated water sold.

Legal and professional expenses. Legal and professional fees were $1.1 million for the three months ended June 30, 2021 compared to $2.6 million for the comparable period of 2020. Legal and professional fees for the three months ended June 30, 2020 principally related to the conversion exploration committee and planning and preparation for the Corporate Reorganization. The Corporate Reorganization was completed in January 2021.

Land sales expenses. There were no land sales expenses for the three months ended June 30, 2021 compared to $2.7 million in land sales expenses for the comparable period of 2020. Land sales expenses represent expenses related to land sales and include cost basis and closing costs associated with land sales. Land sales expenses for the three months ended June 30, 2020 include $2.7 million of cost basis.

For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Revenues. Revenues increased $26.2 million, or 17.0%, to $180.1 million for the six months ended June 30, 2021 compared to $153.9 million for the six months ended June 30, 2020. Net income increased $22.1 million, or 26.0%, to $107.1 million for the six months ended June 30, 2021 compared to $85.0 million for the six months ended June 30, 2020.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Six Months Ended June 30,
	2021		2020
Revenues:
Land and resource management:
Oil and gas royalty revenue	$107,737	60%	$62,873	40%
Easements and other surface-related income	16,404	9%	24,797	16%
Land sales and other operating revenue	890	—%	4,585	3%
Total land and resource management revenue	125,031	69%	92,255	59%

Water services and operations:
Produced water royalties	28,007	16%	25,617	17%
Water sales	25,429	14%	35,386	24%
Easements and other surface-related income	1,620	1%	620	—%
Total water services and operations revenue	55,056	31%	61,623	41%
Total consolidated revenues	$180,087	100%	$153,878	100%

Net income:
Land and resource management	$84,956	79%	$57,839	68%
Water services and operations	22,142	21%	27,145	32%
Total consolidated net income	$107,098	100%	$84,984	100%

Land and Resource Management

Land and Resource Management segment revenues increased 35.5% to $125.0 million for the six months ended June 30, 2021 as compared with $92.3 million for the comparable period of 2020. The increase in Land and Resource Management segment revenues is principally due to an increase in oil and gas royalty revenue, partially offset by decreases in easements and other surface-related income, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $107.7 million for the six months ended June 30, 2021 compared to $62.9 million for the six months ended June 30, 2020. The table below provides financial and operational data by royalty stream for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Our share of production volumes:
Oil (MBbls)	1,328	1,423
Natural gas (MMcf)	5,516	4,506
NGL (MBbls)	725	768
Equivalents (MBoe)	2,973	2,942
Equivalents per day (MBoe/d)	16.4	16.2

Oil and gas royalty revenue (in thousands):
Oil royalties	$76,826	$52,683
Natural gas royalties	14,872	3,518
NGL royalties	16,039	6,672
Total oil and gas royalties	$107,737	$62,873

Realized prices:
Oil ($/Bbl)	$60.55	$38.78
Natural gas ($/Mcf)	$2.91	$0.84
NGL ($/Bbl)	$23.91	$9.39
Equivalents ($/Boe)	$37.94	$22.38

Our share of crude oil, natural gas and NGL production volumes were 16.4 thousand Boe per day for the six months ended June 30, 2021 compared to 16.2 thousand Boe per day for the same period of 2020. The average realized prices were $60.55 per barrel of oil, $2.91 per Mcf of natural gas, and $23.91 per barrel of NGL, for a total equivalent price of $37.94 per Boe for the six months ended June 30, 2021, an increase of 69.5% over a total equivalent price of $22.38 per Boe for the same period of 2020.

Easements and other surface-related income. Easements and other surface-related income was $16.4 million for the six months ended June 30, 2021, a decrease of 33.8% compared to $24.8 million for the six months ended June 30, 2020. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a decrease of $8.7 million in pipeline easement income to $3.7 million for the six months ended June 30, 2021 from $12.4 million for the six months ended June 30, 2020. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the six months ended June 30, 2021 relative to the same time period of 2020.

Net income. Net income for the Land and Resource Management segment was $85.0 million for the six months ended June 30, 2021 compared to $57.8 million for the six months ended June 30, 2020. The increase in net income is principally due to the $32.8 million increase in segment revenues, partially offset by an increase in segment expenses, including income tax expense. The increase in segment revenues is principally due to an increase in oil and gas royalty revenue, partially offset by decreases in easements and other surface-related income, as discussed above. Total segment expenses were $40.1 million and $34.4 million for the six months ended June 30, 2021 and 2020, respectively. The overall increase in segment expenses was principally related to increased income tax expense related to increased operating income. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues decreased 10.7% to $55.1 million for the six months ended June 30, 2021 as compared with $61.6 million for the comparable period of 2020. The decrease in Water Services and Operations segment revenues is principally due to a decrease in water sales revenue, which is discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Produced water royalties. Produced water royalties are royalties received from the transportation or disposal of produced water on our land. We do not operate any salt water disposal wells. Produced water royalties were $28.0 million for the six months ended June 30, 2021 compared to $25.6 million compared to the same period in 2020. This increase is principally due to increased produced water volumes for the six months ended June 30, 2021 compared to the same period of 2020.

Water sales. Water sales revenue decreased $10.0 million to $25.4 million for the six months ended June 30, 2021 compared to the same period of 2020, principally due to a 16.5% decrease in the number of barrels of sourced and treated water sold.

Net income. Net income for the Water Services and Operations segment was $22.1 million for the six months ended June 30, 2021 compared to $27.1 million for the same period in 2020. As discussed above, segment revenues decreased 10.7% for the six months ended June 30, 2021 compared to the same period of 2020. Total segment expenses, including income tax expense, were $32.9 million for the six months ended June 30, 2021 as compared to $34.5 million for the six months ended June 30, 2020. The overall decrease in segment expenses during 2021 is principally related to decreased water service-related expenses, primarily equipment rental, fuel and income tax expense. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $23.3 million for the six months ended June 30, 2021 compared to $19.6 million for the comparable period of 2020. The increase in salaries and related employee expenses during 2021 as compared to the same period of 2020 is principally due to $6.7 million of severance costs, partially offset by decreased usage of contract labor by our Water Services and Operations segment.

Water service-related expenses. Water service-related expenses were $6.8 million for the six months ended June 30, 2021 compared to $8.9 million for the comparable period of 2020. The decrease in expenses during 2021 is primarily related to decreased equipment rental and fuel expenses related to the 16.5% decrease in the number of barrels of sourced and treated water sold and ongoing cost saving measures as discussed above in “Market Conditions.”

Legal and professional expenses. Legal and professional fees were $3.4 million for the six months ended June 30, 2021 compared to $5.0 million for the comparable period of 2020. Legal and professional fees for the six months ended June 30, 2021 principally related to the completion of our Corporate Reorganization effective January 11, 2021. Legal and professional fees for the six months ended June 30, 2020 principally related to the conversion exploration committee and planning and preparation for the Corporate Reorganization.

Land sales expenses. There were no land sales expenses for the six months ended June 30, 2021 compared to $2.7 million for the comparable period of 2020. Land sales expenses represent expenses related to land sales and include cost basis and closing costs associated with land sales. Land sales expenses for the six months ended June 30, 2020 include $2.7 million of cost basis.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $7.7 million for the six months ended June 30, 2021 compared to $7.0 million for the six months ended June 30, 2020. The increase in depreciation, depletion and amortization is principally related to our investment in water service-related assets placed in service in 2021 and 2020 and, to a lesser extent, increased depletion related to our oil and gas royalty interests.

Cash Flow Analysis

For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Cash flows provided by operating activities for the six months ended June 30, 2021 and 2020 were $96.5 million and $104.1 million, respectively. The decrease in cash flows provided by operating activities was primarily related to increased working capital resulting from increased oil and gas activity during the six months ended June 30, 2021.

Cash flows used in investing activities were $4.5 million compared to $25.3 million for the six months ended June 30, 2021 and 2020, respectively. Acquisitions of land and royalty interests were $20.9 million for the six months ended June 30, 2020. Acquisition of land was insignificant for the six months ended June 30, 2021.

Cash flows used in financing activities were $45.2 million compared to $124.1 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we paid total dividends of $42.7 million consisting of cumulative paid cash dividends of $5.50 per share. During the six months ended June 30, 2020, we paid total dividends of $124.1 million consisting of an annual cash dividend of $10.00 per Sub-share and a special dividend of $6.00 per Sub-share.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15 under the Exchange Act, management of the Company under the supervision and with the participation of Tyler Glover, the Company’s Chief Executive Officer, and Chris Steddum, the Company’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Mr. Glover and Mr. Steddum concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, the Company repurchased shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2021	—	$—	—	$—
May 1 through May 31, 2021	—	—	—	—
June 1 through June 30, 2021	1,633	1,533.48	1,633	17,495,826
Total	1,633	$1,533.48	1,633	$17,495,826

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	August 5, 2021	By:	/s/ Tyler Glover
Tyler Glover, President and
Chief Executive Officer

Date:	August 5, 2021	By:	/s/ Chris Steddum
Chris Steddum,
Chief Financial Officer