Form 10-Q
period 2021-09-30
Texas Pacific Land Corp
filed 2021-11-04
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Yes ☐ No ☑

As of October 29, 2021, the Registrant had 7,746,141 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$372,761	$281,046
Accrued receivables, net	82,897	48,216
Prepaid expenses and other current assets	2,450	2,778
Tax like-kind exchange escrow	—	1,978
Total current assets	458,108	334,018
Property, plant and equipment, net	79,204	79,267
Real estate acquired	108,546	108,536
Royalty interests acquired, net	45,151	45,646
Operating lease right-of-use assets	1,990	2,473
Other assets	2,618	1,695
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$695,617	$571,635

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$18,020	$12,530
Unearned revenue	3,965	3,997
Income taxes payable	7,117	4,054
Total current liabilities	29,102	20,581
Deferred taxes payable	38,096	38,728
Unearned revenue - noncurrent	20,707	22,171
Accrued liabilities	4,377	2,150
Operating lease liabilities	2,293	2,821
Total liabilities	94,575	86,451

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of September 30, 2021	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,748,344 outstanding as of September 30, 2021	78	—
Treasury stock, at cost; 7,812 shares as of September 30, 2021 and none outstanding as of December 31, 2020	(11,193)	—
Certificates of Proprietary Interest, par value $100 each; none outstanding as of December 31, 2020	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 Sub-share Certificates as of December 31, 2020	—	—
Accumulated other comprehensive loss	(2,607)	(2,693)
Retained earnings	614,764	—
Net proceeds from all sources	—	487,877
Total equity	601,042	485,184
Total liabilities and equity	$695,617	$571,635
See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Oil and gas royalties	$79,098	$31,758	$186,835	$94,631
Water sales	19,554	12,139	44,983	47,525
Produced water royalties	15,140	12,246	43,147	37,863
Easements and other surface-related income	9,832	6,690	27,856	32,107
Land sales	—	11,463	746	15,855
Other operating revenue	69	87	213	279
Total revenues	123,693	74,383	303,780	228,260

Expenses:
Salaries and related employee expenses	8,542	7,678	31,792	27,235
Water service-related expenses	3,650	2,260	10,499	11,205
General and administrative expenses	2,844	1,883	8,491	7,290
Legal and professional fees	1,551	1,987	4,904	6,955
Land sales expenses	—	67	—	2,773
Depreciation, depletion and amortization	3,866	3,760	11,562	10,773
Total operating expenses	20,453	17,635	67,248	66,231

Operating income	103,240	56,748	236,532	162,029

Other income, net	513	1,287	924	2,296
Income before income taxes	103,753	58,035	237,456	164,325
Income tax expense	19,916	11,760	46,521	33,067
Net income	$83,837	$46,275	$190,935	$131,258

Other comprehensive income — periodic pension costs, net of income taxes of $8, $4, $23 and $11, respectively	29	13	86	40
Total comprehensive income	$83,866	$46,288	$191,021	$131,298

Weighted average number of common shares/Sub-share Certificates outstanding	7,751,329	7,756,156	7,754,439	7,756,156

Net income per common share/Sub-share Certificate — basic and diluted	$10.82	$5.97	$24.62	$16.92

Cash dividends per common share/Sub-share Certificate	$2.75	$—	$8.25	$16.00

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$190,935	$131,258
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(632)	(86)
Depreciation, depletion and amortization	11,562	10,773
Land sales revenue recognized on land exchanges	—	(1,415)
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(35,377)	25,043
Operating liabilities, excluding income taxes	4,961	(1,159)
Income taxes payable	3,063	(2,555)
Cash provided by operating activities	174,512	161,859

Cash flows from investing activities:
Proceeds from sales of fixed assets	1,079	—
Acquisition of real estate	(10)	(3,966)
Acquisition of royalty interests	—	(16,945)
Purchase of fixed assets	(11,058)	(4,736)
Cash used in investing activities	(9,989)	(25,647)

Cash flows from financing activities:
Repurchases of common stock	(10,816)	—
Dividends paid	(63,970)	(124,098)
Cash used in financing activities	(74,786)	(124,098)

Net increase in cash, cash equivalents and restricted cash	89,737	12,114
Cash, cash equivalents and restricted cash, beginning of period	283,024	303,645
Cash, cash equivalents, and restricted cash, end of period	$372,761	$315,759

Supplemental disclosure of cash flow information:
Income taxes paid	$44,113	$35,719
Supplemental non-cash investing and financing information:
Fixed asset additions in accounts payable	$441	$245
Share repurchases not yet settled	$377	$—
Issuance of common stock	$78	$—
Land exchange	$—	$1,415

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

On January 11, 2021, we completed our reorganization from a business trust, organized under a Declaration of Trust dated February 1, 1888 (the “Declaration of Trust”), to a corporation (the “Corporate Reorganization”) and changed our name from Texas Pacific Land Trust (the “Trust”) to Texas Pacific Land Corporation. See further discussion of the Corporate Reorganization and its impact on our equity structure in Note 7, “Changes in Equity.” Any references in these condensed consolidated financial statements and notes to the Company, TPL, our, we, or us with respect to periods prior to January 11, 2021 are in reference to the Trust, and references to periods on that date and thereafter are in reference to Texas Pacific Land Corporation or TPL Corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020, respectively, and its cash flows for the nine months ended September 30, 2021 and 2020, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Form 10-K for the year ended December 31, 2020. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$372,761	$281,046
Tax like-kind exchange escrow	—	1,978
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$372,761	$283,024

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock and reported as a separate line item on our condensed consolidated balance sheets.

Reclassifications

Certain financial information on the condensed consolidated statements of income for the three and nine months ended September 30, 2020 have been revised to conform to the current year presentation. These revisions include (i) a reclassification of $12.2 million and $37.9 million of produced water royalties revenue for the three and nine months ended September 30, 2020, respectively, previously included in easements and other surface-related income to a separate financial statement line item within revenues and (ii) a reclassification of approximately $0.1 million and $2.8 million of land sales expenses for the three and nine months ended September 30, 2020, respectively, previously included in land sales to a separate financial statement line item within operating expenses. Land sales expenses include cost basis and closing costs associated with land sales.

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

3.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Property, plant and equipment, at cost:
Water service-related assets (1)	$104,612	$97,699
Furniture, fixtures and equipment	9,195	6,125
Other	598	598
Property, plant and equipment at cost	114,405	104,422
Less: accumulated depreciation	(35,201)	(25,155)
Property, plant and equipment, net	$79,204	$79,267

(1)    Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $3.7 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $10.9 million and $10.3 million for the nine months ended September 30, 2021 and 2020, respectively.

4.    Real Estate Activity

As of September 30, 2021 and December 31, 2020, the Company owned the following land and real estate (in thousands, except number of acres):

	September 30, 2021		December 31, 2020
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	823,452	$—	823,482	$—
Real estate acquired	57,049	108,546	57,041	108,536
Total real estate situated in Texas	880,501	$108,546	880,523	$108,536

(1)     Real estate originally assigned through the Declaration of Trust.

Land Sales

For the nine months ended September 30, 2021, we sold 30 acres of land in Texas for an aggregate sales price of $0.7 million, an average of approximately $25,000 per acre. For the nine months ended September 30, 2020, we sold 21,347 acres of land in Texas for an aggregate sales price of $14.5 million, an average of approximately $676 per acre. The aggregate sales price excludes a reduction of $2.7 million in land basis. Additionally, we recognized land sales revenue of $1.4 million for the nine months ended September 30, 2020 related to land exchanges where we had no cost basis in the land conveyed.

Land Acquisitions

For the nine months ended September 30, 2021, we acquired 8 acres of land in Texas for an aggregate purchase price of less than $0.1 million, an average of approximately $1,266 per acre. For the nine months ended September 30, 2020, we acquired 756 acres of land in Texas for an aggregate purchase price of approximately $3.9 million, an average of approximately $5,134 per acre.

5.    Royalty Interests

As of September 30, 2021 and December 31, 2020, we owned the following oil and gas royalty interests (in thousands):

	Net Book Value
	September 30, 2021	December 31, 2020
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	46,266	46,266
Total royalty interests, gross	46,266	46,266
Less: accumulated depletion	(1,115)	(620)
Total royalty interests, net	$45,151	$45,646

There were no oil and gas royalty interest transactions for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, we acquired oil and gas royalty interests in 1,017 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $16.9 million, an average price of approximately $16,668 per net royalty acre.

6.    Income Taxes

The calculation of our effective tax rate is as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income taxes	$103,753	$58,035	$237,456	$164,325
Income tax expense	$19,916	$11,760	$46,521	$33,067
Effective tax rate	19.2%	20.3%	19.6%	20.1%

The effective tax rates were lower than the U.S. federal statutory rate of 21% primarily due to statutory depletion allowed on mineral royalty income.

7.    Changes in Equity

The following tables present changes in our equity for the nine months ended September 30, 2021 and 2020 (in thousands, except shares and per share amounts):

	Sub-share Certificates	Common Stock		Treasury Stock		Accum. Other Comp. Loss	Retained Earnings	Net Proceeds from All Sources	Total Equity
	Shares	Shares	Amount	Shares	Amount
For the nine months ended September 30, 2021:
Balances as of December 31, 2020	7,756,156	—	$—	—	$—	$(2,693)	$—	$487,877	$485,184
Net income	—	—	—	—	—	—	50,052	—	50,052
Dividends paid ($2.75 per common share)	—	—	—	—	—	—	(21,329)	—	(21,329)
Conversion of Sub-shares into shares of common stock	(7,756,156)	7,756,156	78	—	—	—	487,799	(487,877)	—
Other comprehensive income	—	—	—	—	—	28	—	—	28
Balances as of March 31, 2021	—	7,756,156	$78	—	$—	$(2,665)	$516,522	$—	$513,935
Net income	—	—	—	—	—	—	57,046	—	57,046
Dividends paid ($2.75 per common share)	—	—	—	—	—	—	(21,329)	—	(21,329)
Repurchases of common stock	—	(1,633)	—	1,633	(2,504)	—	—	—	(2,504)
Other comprehensive income	—	—	—	—	—	29	—	—	29
Balances as of June 30, 2021	—	7,754,523	$78	1,633	$(2,504)	$(2,636)	$552,239	$—	$547,177
Net income	—	—	—	—	—	—	83,837	—	83,837
Dividends paid ($2.75 per common share)	—	—	—	—	—	—	(21,312)	—	(21,312)
Repurchases of common stock	—	(6,179)	—	6,179	(8,689)	—	—	—	(8,689)
Other comprehensive income	—	—	—	—	—	29	—	—	29
Balances as of September 30, 2021	—	7,748,344	$78	7,812	$(11,193)	$(2,607)	$614,764	$—	$601,042

	Sub-share Certificates	Accum. Other Comp. Loss	Net Proceeds from All Sources	Total Capital
For the nine months ended September 30, 2020:
Balances as of December 31, 2019	7,756,156	$(1,461)	$513,598	$512,137
Net income	—	—	57,401	57,401
Dividends paid ($16.00 per Sub-share)	—	—	(124,098)	(124,098)
Cumulative effect of accounting change	—	—	(111)	(111)
Other comprehensive income	—	14	—	14
Balances as of March 31, 2020	7,756,156	$(1,447)	$446,790	$445,343
Net income	—	—	27,583	27,583
Cumulative effect of accounting change	—	—	—	—
Other comprehensive income	—	13	—	13
Balances as of June 30, 2020	7,756,156	$(1,434)	$474,373	$472,939
Net income	—	—	46,275	46,275
Cumulative effect of accounting change	—	—	—	—
Other comprehensive income	—	13	—	13
Balances as of September 30, 2020	7,756,156	$(1,421)	$520,648	$519,227

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

Stock Repurchase Program

On May 3, 2021, our board of directors approved a stock repurchase program to purchase up to an aggregate of $20.0 million of shares of our outstanding Common Stock. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. The stock repurchase program will expire on December 31, 2021 unless otherwise modified or earlier terminated by our board of directors at any time in its sole discretion. Repurchased shares will be held in treasury. For the nine months ended September 30, 2021, we repurchased 7,812 shares at an average per share amount of $1,433.

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

Segment financial results were as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Land and resource management	$86,792	$49,896	$211,823	$142,150
Water services and operations	36,901	24,487	91,957	86,110
Total consolidated revenues	$123,693	$74,383	$303,780	$228,260

Net income:
Land and resource management	$65,292	$34,359	$150,248	$92,197
Water services and operations	18,545	11,916	40,687	39,061
Total consolidated net income	$83,837	$46,275	$190,935	$131,258

Capital expenditures:
Land and resource management	$4,528	$—	$4,541	$121
Water services and operations	2,059	353	6,958	4,205
Total capital expenditures	$6,587	$353	$11,499	$4,326

Depreciation, depletion and amortization:
Land and resource management	$363	$505	$1,299	$1,192
Water services and operations	3,503	3,255	10,263	9,581
Total depreciation, depletion and amortization	$3,866	$3,760	$11,562	$10,773

The following table presents total assets and property, plant and equipment, net by segment as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Assets:
Land and resource management	$570,800	$460,053
Water services and operations	124,817	111,582
Total consolidated assets	$695,617	$571,635

Property, plant and equipment, net:
Land and resource management	$6,786	$3,527
Water services and operations	72,418	75,740
Total consolidated property, plant and equipment, net	$79,204	$79,267

9.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For three months ended September 30, 2021 and 2020, our share of oil and gas produced was approximately 19.5 and 15.7 thousand Boe per day, respectively. For the nine months ended September 30, 2021 and September 30, 2020, our share of oil and gas produced was approximately 17.5 and 16.0 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 508 and 531 DUC wells subject to our royalty interest as of September 30, 2021 and December 31, 2020, respectively.

10.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividend Declared

On October 28, 2021, the board of directors declared a quarterly cash dividend of $2.75 per share payable on December 15, 2021 to stockholders of record at the close of business on December 8, 2021.

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

We completed our reorganization from a business trust to a corporation (the “Corporate Reorganization”) on January 11, 2021, changing our name from Texas Pacific Land Trust (the “Trust”) to Texas Pacific Land Corporation. Any references in this Quarterly Report on Form 10-Q to the Company, TPL, our, we, or us with respect to periods prior to January 11, 2021 are in reference to the Trust, and references to periods on that date and thereafter are in reference to Texas Pacific Land Corporation or TPL Corporation. For further information on the Corporate Reorganization, see Note 7, “Changes in Equity” in the notes to the condensed consolidated financial statements.

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

Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements and subsurface wellbore easements. The majority of our easements have a thirty-plus year term and subsequently renew every ten years with an additional payment. Commercial lease revenue is derived primarily from processing, storage and compression facilities and roads.

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

During the nine months ended September 30, 2021, we invested approximately $7.0 million in TPWR projects to maintain and/or enhance water sourcing assets, of which $3.9 million related to electrifying our water sourcing infrastructure.

Market Conditions

COVID-19 Pandemic and Global Oil Market Impact in 2021

The uncertainty caused by the global spread of COVID-19 commencing in 2020, among other factors, led to a significant reduction in global demand and prices for oil. These events generally led to production curtailments and capital investment reductions by the operators of the oil and gas wells to which the Company’s royalty interests relate. This slowdown in well development has negatively affected the Company’s business and operations for 2020 and 2021. More recently, development activity has also been impacted by shortages in labor and certain equipment as well as escalating costs which have generally impacted operators in the Permian Basin. While labor and resource shortages and rising costs have not directly impacted us yet, these shortages and rising costs could potentially impact our future operating activity. With current oil, natural gas, and NGL prices broadly higher than the comparable period in 2020, development activities in the Permian Basin have rebounded from the lows in 2020, and producer activity has increased, albeit at a pace still below pre-pandemic levels. Future production and development activity will continue to be influenced by changes in commodity prices and by the evolving economic and health impact of COVID-19.

Though the global spread of COVID-19 and the associated economic impact are still uncertain, COVID-19 containment measures have eased in certain regions globally, and as a result, demand for oil and gas has begun to recover. However, COVID-19 continues to impact certain regions domestically and globally, and any additional containment measures, now or in the future, could impede a recovery. In addition, oil prices in 2021 have been supported by oil supply cuts by the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”). Although our revenues are directly and indirectly impacted by changes in oil prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential oil price volatility.

In 2020, we implemented certain cost reduction measures to manage costs with an initial focus on negotiating price reductions and discounts with certain vendors and reducing our usage of independent contract service providers. In 2021, we continue to identify additional cost reduction opportunities. As part of our longer-term water business strategy, we have invested in electrifying our water sourcing infrastructure. The use of electricity instead of fuel-powered generators to source and transport water is anticipated to further reduce our dependence on fuel, equipment rentals, and repairs and maintenance. Additionally, our investment in automation has allowed us to curtail our reliance on independent contract service providers to support our field operations.

Our business model and disciplined approach to capital resource allocation have helped us maintain our strong financial position while navigating the uncertainty of the current environment. Further, we continue to prioritize maintaining a safe and healthy work environment for our employees. Our information technology infrastructure allowed our corporate employees to transition to a remote work environment starting in March 2020 and we were able to deploy additional safety and sanitation measures for our field employees. As vaccination rates in the United States have risen, we have taken a phased-in approach to returning employees to the office and continue to monitor guidance provided by the Centers for Disease Control and Prevention as new information becomes available. We continue to provide safety and sanitation measures for all employees and maintain communication with employees regarding any concerns they may have during the transition.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. All of our assets are located in West Texas.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$70.58	$40.89	$65.05	$38.04
Henry Hub average price per mmbtu	$4.35	$2.00	$3.61	$1.87

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	527	389	573	502
Average monthly horizontal wells drilled	405	189	376	316
Average weekly horizontal rig count	235	121	215	235
DUCs as of September 30 for each applicable year	4,519	4,683	4,519	4,683

Total Average US weekly horizontal rig count (2)	450	217	405	424

(1) Commonly used definitions in the oil and gas industry provided in the table above are defined as follows: WTI Cushing represents West Texas Intermediate. Bbl represents one barrel of 42 U.S. gallons of oil. Mmbtu represents one million British thermal units, a measurement used for natural gas. DUCs represent drilled but uncompleted wells.

(2) Permian Basin specific information per Enverus analytics. US weekly horizontal rig counts per Baker Hughes United States Rotary Rig Count for horizontal rigs.

The metrics above demonstrate the shifts in activity in the Permian Basin for the three and nine months ended September 30, 2021 and 2020. While oil and gas prices, which began declining in the first quarter of 2020 (prior to oil reaching record lows in the second quarter of 2020), have rebounded through the first nine months of 2021, development, drilling and completion and production activities broadly across the Permian have not returned to their pre-pandemic levels. Operators continue to manage their capital allocations by deploying at a decreased pace of development while oil demand continues to recover. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our surface-related income and water sales.

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

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities as of September 30, 2021.

As of September 30, 2021, we had cash and cash equivalents of $372.8 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to repurchase our common stock, par value $0.01 (the “Common Stock”) subject to market conditions, to pay dividends subject to the discretion of our board of directors and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. For 2021, our board of directors has approved repurchases of our Common Stock up to $20.0 million of shares, and through September 30, 2021, we have repurchased $11.2 million of shares.

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

Our results of operations for the three and nine months ended September 30, 2021, have continued to be impacted by oil and gas activity in the Permian Basin not returning to pre-pandemic levels. While our oil and gas royalty revenues have benefited from increased oil prices during this time period, our water sales and surface-related income continue to be impacted by the decreased pace of activity.

For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Revenues. Revenues increased $49.3 million, or 66.3%, to $123.7 million for the three months ended September 30, 2021 compared to $74.4 million for the three months ended September 30, 2020. Net income increased 81.2% to $83.8 million for the three months ended September 30, 2021 compared to $46.3 million for the three months ended September 30, 2020.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended September 30,
	2021		2020
Revenues:
Land and resource management:
Oil and gas royalty revenue	$79,098	64%	$31,758	43%
Easements and other surface-related income	7,625	6%	6,588	9%
Land sales and other operating revenue	69	—%	11,550	15%
Total land and resource management revenue	86,792	70%	49,896	67%

Water services and operations:
Water sales	19,554	16%	12,139	16%
Produced water royalties	15,140	12%	12,246	17%
Easements and other surface-related income	2,207	2%	102	—%
Total water services and operations revenue	36,901	30%	24,487	33%
Total consolidated revenues	$123,693	100%	$74,383	100%

Net income:
Land and resource management	$65,292	78%	$34,359	74%
Water services and operations	18,545	22%	11,916	26%
Total consolidated net income	$83,837	100%	$46,275	100%

Land and Resource Management

Land and Resource Management segment revenues increased $36.9 million to $86.8 million for the three months ended September 30, 2021 as compared with $49.9 million for the comparable period of 2020. The increase in Land and Resource Management segment revenues is principally due to an increase in oil and gas royalty revenue, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $79.1 million for the three months ended September 30, 2021 compared to $31.8 million for the three months ended September 30, 2020. The table below provides financial and operational data by royalty stream for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Our share of production volumes(1):
Oil (MBbls)	810	658
Natural gas (MMcf)	3,111	2,477
NGL (MBbls)	469	374
Equivalents (MBoe)	1,798	1,445
Equivalents per day (MBoe/d)	19.5	15.7

Oil and gas royalty revenue (in thousands):
Oil royalties	$52,081	$24,111
Natural gas royalties	11,528	3,286
NGL royalties	15,489	4,361
Total oil and gas royalties	$79,098	$31,758

Realized prices:
Oil ($/Bbl)	$67.32	$38.35
Natural gas ($/Mcf)	$4.01	$1.43
NGL ($/Bbl)	$35.69	$12.62
Equivalents ($/Boe)	$46.07	$23.02

(1)     Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Our share of crude oil, natural gas and NGL production volumes was 19.5 thousand Boe per day for the three months ended September 30, 2021 compared to 15.7 thousand Boe per day for the same period of 2020. The average realized prices were $67.32 per barrel of oil, $4.01 per Mcf of natural gas, and $35.69 per barrel of NGL, for a total equivalent price of $46.07 per Boe for the three months ended September 30, 2021, doubling the total equivalent price of $23.02 per Boe for the same period of 2020.

Easements and other surface-related income. Easements and other surface-related income was $7.6 million for the three months ended September 30, 2021, an increase of 15.7% compared to $6.6 million for the three months ended September 30, 2020. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases and seismic and temporary permits. The increase in easements and other surface-related income is principally related to increases in well bore easements and material sales for the three months ended September 30, 2021 compared to the same period of 2020. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended September 30, 2021 relative to the same time period of 2020.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. There were no land sales for the three months ended September 30, 2021. Land sales were $11.5 million for the three months ended September 30, 2020. For the three months ended September 30, 2020, we sold approximately 20,820 acres of land for an aggregate sales price of approximately $10.1 million, or approximately $483 per acre. Additionally, we recognized land sales revenue of $1.4 million for the three months ended September 30, 2020 related to land exchanges where we had no cost basis in the land conveyed.

Net income. Net income for the Land and Resource Management segment was $65.3 million for the three months ended September 30, 2021 compared to $34.4 million for the three months ended September 30, 2020. The increase in net income is principally due to the $36.9 million increase in segment revenues, partially offset by an increase in segment expenses, including income tax expense. Total segment expenses were $21.5 million and $15.5 million for the three months ended September 30, 2021 and 2020, respectively. The overall increase in segment expenses was principally related to increased income tax expense for the three months ended September 30, 2021. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 50.7% to $36.9 million for the three months ended September 30, 2021 as compared with $24.5 million for the comparable period of 2020. The increase in Water Services and Operations segment revenues is principally due to an increase in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue was $19.6 million for the three months ended September 30, 2021, an increase of 61.1%, compared with the three months ended September 30, 2020 when water sales revenue was $12.1 million. This increase was principally due to a 60.4% increase in the number of barrels of sourced and treated water for the three months ended September 30, 2021 compared to the same period in 2020.

Produced water royalties. Produced water royalties are royalties received from the transportation or disposal of produced water on our land. We do not operate any salt water disposal wells. Produced water royalties were $15.1 million for the three months ended September 30, 2021 compared to $12.2 million compared to the same period in 2020. This increase is principally due to increased produced water volumes for the three months ended September 30, 2021 compared to the same period of 2020.

Easements and other surface-related income. Easements and other surface-related income was $2.2 million for the three months ended September 30, 2021, an increase of $2.1 million compared to $0.1 million for the three months ended September 30, 2020. The increase in easements and other surface-related income related to an increase in temporary permits for sourced water lines for the three months ended September 30, 2021 compared to the same period in 2020.

Net income. Net income for the Water Services and Operations segment was $18.5 million for the three months ended September 30, 2021 compared to $11.9 million for the three months ended September 30, 2020. As discussed above, segment revenues increased 50.7% for the three months ended September 30, 2021 compared to the same period of 2020. Total segment expenses, including income tax expense, were $18.4 million for the three months ended September 30, 2021 as compared to $12.6 million for the three months ended September 30, 2020. The overall increase in segment expenses during 2021 is principally related to increased income tax expense and water service-related expenses, primarily fuel, equipment rental and repairs and maintenance. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $8.5 million and $7.7 million for the three months ended September 30, 2021 and 2020, respectively. The increase in salaries and related employee expenses for the three months ended September 30, 2021 compared to the same period of 2020 is principally due to an increase in contract labor expenses.

Water service-related expenses. Water service-related expenses were $3.7 million for the three months ended September 30, 2021 compared to $2.3 million for the comparable period of 2020. The increase in expenses during 2021 is primarily due to increased fuel, equipment rental and repairs and maintenance expenses related to higher water sales volume, as discussed above.

General and administrative expenses. General and administrative expenses were $2.8 million for the three months ended September 30, 2021 compared to $1.9 million for the comparable period of 2020. The increase in general and administrative expenses during the three months ended September 30, 2021 compared to the same period of 2020 is principally related to increases in board of director fees resulting from our Corporate Reorganization in January 2021.

Other income, net. Other income, net was $0.5 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively. Other income, net for the three months ended September 30, 2020, includes a $1.2 million accrued insurance reimbursement related to legal fees incurred in 2019 associated with the proxy contest.

For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Revenues. Revenues increased $75.5 million, or 33.1%, to $303.8 million for the nine months ended September 30, 2021 compared to $228.3 million for the nine months ended September 30, 2020. Net income increased 45.5% to $190.9 million for the nine months ended September 30, 2021 compared to $131.3 million for the nine months ended September 30, 2020.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Nine Months Ended September 30,
	2021		2020
Revenues:
Land and resource management:
Oil and gas royalty revenue	$186,835	62%	$94,631	41%
Easements and other surface-related income	24,029	8%	31,385	14%
Land sales and other operating revenue	959	—%	16,134	7%
Total land and resource management revenue	211,823	70%	142,150	62%

Water services and operations:
Water sales	44,983	15%	47,525	21%
Produced water royalties	43,147	14%	37,863	17%
Easements and other surface-related income	3,827	1%	722	—%
Total water services and operations revenue	91,957	30%	86,110	38%
Total consolidated revenues	$303,780	100%	$228,260	100%

Net income:
Land and resource management	$150,248	79%	$92,197	70%
Water services and operations	40,687	21%	39,061	30%
Total consolidated net income	$190,935	100%	$131,258	100%

Land and Resource Management

Land and Resource Management segment revenues increased 49.0% to $211.8 million for the nine months ended September 30, 2021 as compared with $142.2 million for the comparable period of 2020. The increase in Land and Resource Management segment revenues is principally due to an increase in oil and gas royalty revenue, partially offset by decreases in land sales and easements and other surface-related income, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $186.8 million for the nine months ended September 30, 2021 compared to $94.6 million for the nine months ended September 30, 2020, an increase of $92.2 million. The table below provides financial and operational data by royalty stream for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Our share of production volumes:
Oil (MBbls)	2,139	2,081
Natural gas (MMcf)	8,627	6,983
NGL (MBbls)	1,194	1,142
Equivalents (MBoe)	4,771	4,387
Equivalents per day (MBoe/d)	17.5	16.0

Oil and gas royalty revenue (in thousands):
Oil royalties	$128,907	$76,794
Natural gas royalties	26,400	6,804
NGL royalties	31,528	11,033
Total oil and gas royalties	$186,835	$94,631

Realized prices:
Oil ($/Bbl)	$63.12	$38.64
Natural gas ($/Mcf)	$3.31	$1.05
NGL ($/Bbl)	$28.54	$10.45
Equivalents ($/Boe)	$41.01	$22.59

Our share of crude oil, natural gas and NGL production volumes was 17.5 thousand Boe per day for the nine months ended September 30, 2021 compared to 16.0 thousand Boe per day for the same period of 2020. The average realized prices were $63.12 per barrel of oil, $3.31 per Mcf of natural gas, and $28.54 per barrel of NGL, for a total equivalent price of $41.01 per Boe for the nine months ended September 30, 2021, an increase of 81.5% over a total equivalent price of $22.59 per Boe for the same period of 2020.

Easements and other surface-related income. Easements and other surface-related income was $24.0 million for the nine months ended September 30, 2021, a decrease of 23.4% compared to $31.4 million for the nine months ended September 30, 2020. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a decrease of $9.7 million in pipeline easement income to $5.6 million for the nine months ended September 30, 2021 from $15.3 million for the nine months ended September 30, 2020. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the nine months ended September 30, 2021 relative to the same time period of 2020.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $0.7 million and $15.9 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, we sold 30 acres of land for an aggregate sales price of $0.7 million or approximately $25,000 per acre. For the nine months ended September 30, 2020, we sold approximately 21,347 acres of land for an aggregate sales price of approximately $14.5 million, or approximately $676 per acre. Additionally, we recognized land sales revenue of $1.4 million for the nine months ended September 30, 2020 related to land exchanges where we had no cost basis in the land conveyed.

Net income. Net income for the Land and Resource Management segment increased 63.0% to $150.2 million for the nine months ended September 30, 2021 compared to $92.2 million for the comparable period in 2020. The increase in net income is principally due to the $69.7 million increase in segment revenues, partially offset by an increase in segment expenses, including income tax expense. The increase in segment revenues is principally due to an increase in oil and gas royalty revenue, partially offset by decreases in land sales and easements and other surface-related income, as discussed above. Total segment expenses were $61.6 million and $50.0 million for the nine months ended September 30, 2021 and 2020, respectively. The overall increase in segment expenses was principally due to increased income tax expense related to increased operating income. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 6.8% to $92.0 million for the nine months ended September 30, 2021 as compared with $86.1 million for the comparable period of 2020. The increase in Water Services and Operations segment revenues is principally due to increases in produced water royalties and easements and other surface-related income, partially offset by a decrease in water sales revenue, which is discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue decreased $2.5 million to $45.0 million for the nine months ended September 30, 2021 compared to the same period of 2020. While sourced and treated water sales volumes have increased approximately 12.5% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the average sales price per barrel of water in 2021 is still below pre-pandemic pricing.

Produced water royalties. Produced water royalties are royalties received from the transportation or disposal of produced water on our land. We do not operate any salt water disposal wells. Produced water royalties were $43.1 million for the nine months ended September 30, 2021 compared to $37.9 million compared to the same period in 2020. This increase is principally due to increased produced water volumes for the nine months ended September 30, 2021 compared to the same period of 2020.

Easements and other surface-related income. Easements and other surface-related income was $3.8 million for the nine months ended September 30, 2021, an increase of $3.1 million compared to $0.7 million for the nine months ended September 30, 2020. The increase in easements and other surface-related income relates to an increase in temporary permits for sourced water lines for the nine months ended September 30, 2021 compared to the same period in 2020.

Net income. Net income for the Water Services and Operations segment was $40.7 million for the nine months ended September 30, 2021 compared to $39.1 million for the same period in 2020. As discussed above, segment revenues increased 6.8% for the nine months ended September 30, 2021 compared to the same period of 2020. Total segment expenses, including income tax expense, were $51.3 million for the nine months ended September 30, 2021 as compared to $47.0 million for the nine months ended September 30, 2020. The overall increase in segment expenses during 2021 is principally related to increased corporate overhead allocations related to our Corporate Reorganization. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $31.8 million for the nine months ended September 30, 2021 compared to $27.2 million for the comparable period of 2020. The increase in salaries and related employee expenses during 2021 as compared to the same period of 2020 is principally due to $6.7 million of severance costs, partially offset by decreased usage of contract labor by our Water Services and Operations segment.

Water service-related expenses. Water service-related expenses were $10.5 million for the nine months ended September 30, 2021 compared to $11.2 million for the comparable period of 2020. The decrease in expenses during 2021 is primarily related to decreased field logistical expenses and equipment rental expenses.

General and administrative expenses. General and administrative expenses increased $1.2 million to $8.5 million for the nine months ended September 30, 2021 from $7.3 million for the same period of 2020. The increase in general and administrative expenses during the nine months ended September 30, 2021 compared to the same period of 2020 was principally related to increased board of director fees resulting from our Corporate Reorganization in January 2021.

Legal and professional expenses. Legal and professional fees were $4.9 million for the nine months ended September 30, 2021 compared to $7.0 million for the comparable period of 2020. Legal and professional fees for the nine months ended September 30, 2020 were principally higher due to legal expenses associated with our Corporate Reorganization.

Land sales expenses. There were no land sales expenses for the nine months ended September 30, 2021 compared to $2.8 million for the comparable period of 2020. Land sales expenses represent expenses related to land sales and include cost basis and closing costs associated with land sales. Land sales expenses for the nine months ended September 30, 2020 include $2.7 million of cost basis.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $11.6 million for the nine months ended September 30, 2021 compared to $10.8 million for the nine months ended September 30, 2020. The increase in depreciation, depletion and amortization is principally related to our investment in water service-related assets placed in service in 2021 and, to a lesser extent, increased depletion related to our oil and gas royalty interests.

Other income, net. Other income, net was $0.9 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. Other income, net for the nine months ended September 30, 2020, includes a $1.2 million accrued insurance reimbursement related to legal fees incurred in 2019 associated with the proxy contest.

Cash Flow Analysis

For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Cash flows provided by operating activities for the nine months ended September 30, 2021 and 2020 were $174.5 million and $161.9 million, respectively. The increase in cash flows provided by operating activities was primarily related to increased prices and volumes of oil and gas production and the associated working capital resulting from such activity during the nine months ended September 30, 2021.

Cash flows used in investing activities were $10.0 million compared to $25.6 million for the nine months ended September 30, 2021 and 2020, respectively. Acquisitions of land and royalty interests were nominal for the nine months ended September 30, 2021 compared to $20.9 million for the nine months ended September 30, 2020. This decline in land and royalty acquisitions was partially offset by an increase in purchases of fixed assets.

Cash flows used in financing activities were $74.8 million compared to $124.1 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we paid total dividends of $64.0 million consisting of cumulative paid cash dividends of $8.25 per share. During the nine months ended September 30, 2020, we paid total dividends of $124.1 million consisting of an annual cash dividend of $10.00 per Sub-share and a special dividend of $6.00 per Sub-share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, the Company repurchased shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2021	2,059	$1,489	2,059
August 1 through August 31, 2021	2,350	1,433	2,350
September 1 through September 30, 2021	1,770	1,273	1,770
Total(1)	6,179	$1,406	6,179	$8,807,130

(1)     Repurchases were made pursuant to a stock repurchase program, approved by our board of directors on May 3, 2021, to purchase up to an aggregate of $20.0 million of shares of our outstanding Common Stock. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. The stock repurchase program will expire on December 31, 2021 unless otherwise modified or earlier terminated by our board of directors at any time in its sole discretion. Repurchased shares will be held in treasury.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	November 4, 2021	By:	/s/ Tyler Glover
Tyler Glover, President and
Chief Executive Officer

Date:	November 4, 2021	By:	/s/ Chris Steddum
Chris Steddum,
Chief Financial Officer