Form 10-K
period 2021-12-31
Texas Pacific Land Corp
filed 2022-02-23
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $9.0 billion.

As of January 31, 2022, there were 7,745,375 shares of Common Stock outstanding.

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

Item 1. Business.

General

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 880,000 surface acres of land in West Texas. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th), all located in the western part of Texas.

The Company was originally organized as Texas Pacific Land Trust (the “Trust”) under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. The Declaration of Trust provided for the appointment of trustees (the “Trustees”) to manage the assets of the Trust with all of the powers of an absolute owner. On January 11, 2021, the Trust completed its reorganization from a business trust, Texas Pacific Land Trust, into Texas Pacific Land Corporation (“TPL Corporation”), a corporation formed and existing under the laws of the State of Delaware. TPL Corporation is now an independent public company and its Common Stock is listed under the symbol “TPL” on the New York Stock Exchange (the “NYSE”). See further discussion under “Corporate Reorganization” below. Any references in this Annual Report on Form 10-K to the Company, TPL, our, we or us with respect to periods prior to January 11, 2021 will be in reference to the Trust, and references to periods on that date and thereafter will be in reference to Texas Pacific Land Corporation or TPL Corporation.

Our surface and royalty ownership provide revenue opportunities throughout the oil and gas development value chain. While we are not an oil and gas producer, we benefit from various revenue sources throughout the life cycle of a well. During the initial development phase where infrastructure for oil and gas development is constructed, we receive fixed fee payments for use of our land and revenue for sales of materials (caliche) used in the construction of the infrastructure. During the drilling and completion phase, we generate revenue for providing sourced water and/or treated produced water in addition to fixed fee payments for use of our land. During the production phase, we receive revenue from our oil and gas royalty interests and also revenues related to saltwater disposal on our land. In addition, we generate revenue from pipeline, power line and utility easements, commercial leases and seismic and temporary permits principally related to a variety of land uses, including midstream infrastructure projects and processing facilities as hydrocarbons are processed and transported to market.

TPL’s mission is to pursue a thoughtful, long-term approach towards optimizing and building upon the commercial and environmental virtues of our extensive lands and resources. TPL has a long history of responsible management of its legacy assets, and in recent years, the Company has expanded its business strategy to generate incremental revenue streams that take advantage of the Company’s vast surface and royalty footprint, such as its investments in the Water Services and Operations business segment. Beyond TPL’s current businesses, the Company continues to look for new opportunities related to renewable energy, environmental sustainability, and technology, among others, that can leverage the already existing legacy surface and royalty assets. The Company’s business model emphasizes high cash flow margins and relatively low ongoing capital expenditure requirements, and new opportunities would generally be expected to align with these priorities. The Company remains focused on optimizing long-term value creation and profitability, fostering responsible stewardship of our assets, providing quality customer service, and engaging with and advocating for employee and stakeholder interests.

Corporate Reorganization

On January 11, 2021, TPL completed certain steps resulting in its reorganization from a trust into a corporation (the “Corporate Reorganization”). To implement the Corporate Reorganization, the Trust and TPL Corporation entered into agreements and undertook and caused to be undertaken a series of transactions to effect the transfer to TPL Corporation of all of the Trust’s assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Corporate Reorganization.

As part of the Corporate Reorganization, on January 11, 2021, all of TPL Corporation’s issued and outstanding shares of common stock, par value of $0.01 per share (the “Common Stock”) were distributed to holders of sub-share certificates of proprietary interest, par value $0.03-1/3 of the Trust (“Sub-shares”) on the basis of one share of Common Stock for every Sub-share (the “Distribution”).

Prior to the Corporate Reorganization, as a result of a proxy contest mounted by certain holders of Sub-shares, the Trust entered into a stockholders’ agreement dated as of December 14, 2020, with Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC (together with Horizon Kinetics LLC and its affiliates, “Horizon”), SoftVest Advisors, LLC, SoftVest, L.P. (together with SoftVest Advisors, LLC and its affiliates, “SoftVest”), and Mission Advisors, LP, (as amended to date, the “Stockholders’ Agreement”), providing for, among other things, the appointment of Dana F. McGinnis, Eric L. Oliver and Murray Stahl as directors of TPL’s board of directors (the “Board”) in connection with the Corporate Reorganization.

Historical Operating Performance

The table below reflects our historical operating results for the last five years (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019	2018	2017
Revenues	$450,958	$302,564	$490,496	$300,220	$154,634
Net income	$269,980	$176,049	$318,728	$209,736	$97,231
Net income per share:
Basic	$34.83	$22.70	$41.09	$26.93	$12.38
Diluted	$34.83	$22.70	$41.09	$26.93	$12.38

Business Segments

We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Company and provide a framework for timely and rational allocation of resources within businesses. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Business Segment Reporting” in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Land and Resource Management

Our Land and Resource Management segment encompasses the business of managing our approximately 880,000 surface acres of land and our oil and gas royalty interests in West Texas. The revenue streams of this segment consist primarily of oil and gas royalties, revenues from easements and commercial leases, and land and material sales.

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

Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements and subsurface wellbore easements. Easements typically have a thirty-plus year term but subsequently renew every ten years with an additional payment. Commercial lease revenue is derived primarily from processing, storage and compression facilities and roads.

The demand for, and sale price of, particular tracts of land is influenced by many factors, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses prevalent in West Texas.

Operations

Revenues from the Land and Resource Management segment for the last three years were as follows (amounts presented in thousands):

	Years Ended December 31,
	2021		2020		2019
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Oil and gas royalties	$286,468	64%	$137,948	46%	$154,729	31%
Easements and other surface-related income	32,892	7%	39,478	13%	73,143	15%
Land sales and other operating revenue	1,027	—%	17,716	6%	135,456	28%
Total Revenue - Land and Resource Management segment	$320,387	71%	$195,142	65%	$363,328	74%

Revenues for 2021 and 2020 were impacted by volatility in the oil and gas market and the COVID-19 pandemic. Please see further discussion of these market conditions on our financial results at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Conditions — COVID-19 Pandemic and Global Oil Market Impact in 2021.”

Oil and Gas Activity for the Year Ended December 31, 2021

For the year ended December 31, 2021, our share of crude oil, natural gas and NGL production was 18.6 thousand barrels of oil equivalent (“Boe”) per day compared to 16.2 thousand Boe per day for the same period of 2020. The total equivalent price was $44.14 per Boe for the year ended December 31, 2021, an increase of 81.7% compared to the total equivalent price of $24.29 per Boe for the same period of 2020.

For the year ended December 31, 2021, the number of oil and gas wells that have been drilled but are not yet completed (“DUC”) subject to our royalty interest was 452 compared to 531 for the same period of 2020. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion.

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

Operations

Revenues from our Water Services and Operations segment for the last three years were as follows (amounts presented in thousands):

	Years Ended December 31,
	2021		2020		2019
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Water sales	$67,766	15%	$54,862	18%	$84,949	17%
Produced water royalties	58,081	13%	50,640	16%	39,119	8%
Easements and other surface-related income	4,724	1%	1,920	1%	3,100	1%
Total Revenue – Water Services and Operations segment	$130,571	29%	$107,422	35%	$127,168	26%

Volatility in the oil and gas market as well as the COVID-19 pandemic impacted our 2020 and 2021 revenues. Please see further discussion of the market impact on our financial results at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Conditions — COVID-19 Pandemic and Global Oil Market Impact in 2021.”

The increase in water sales during 2021 compared to 2020 is principally due to a 14.7% increase in the number of sourced and treated barrels sold.

During the year ended December 31, 2021, the Company invested approximately $11.7 million in TPWR projects to maintain and/or enhance water sourcing assets, of which $6.4 million related to electrifying our water sourcing infrastructure.

Competition

While there is competition in the water service business in the Permian Basin, we believe our position as a significant landowner of approximately 880,000 surface acres in West Texas gives us a unique advantage over our competitors who must negotiate with existing landowners to source water and then for the right of way to deliver the water to the end user.

Major Customers

During 2021, we received $74.9 million, or approximately 17% of our total revenues, which included $46.7 million of oil and gas royalties, $17.4 million of produced water royalties, $5.6 million of water sales, and $5.2 million of easements and other surface-related income, from Occidental Petroleum Corporation; $58.1 million, or approximately 13% of our total revenues, which included $30.8 million of oil and gas royalties, $13.9 million of produced water royalties, $11.1 million of water sales, and $2.3 million of easements and other surface-related income, from ConocoPhillips; and $51.8 million, or approximately 11% of our total revenues, which included $45.5 million of oil and gas royalties, $5.8 million of water sales, and $0.5 million of easements and other surface-related income, from Chevron Corporation.

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

Environmental, Social and Governance (“ESG”)

In August 2021, the Company published its inaugural Environmental, Social, Governance (“ESG”) disclosure through its website, highlighting data and processes that began in 2020. The ESG disclosure is prepared in accordance with the Sustainable Accounting Standards Board framework and in alignment with aspects of the Global Reporting Initiative. The Task Force on Climate Related Financial Disclosures was an informative factor in the disclosure, illuminating business opportunities and risks relevant to the Company.

As the Company does not produce oil or gas from the land from which its royalties’ revenue stream is derived, it developed its sustainability goals and partnership opportunities in consultation with the entities operating on its land. On the water solutions side of its business, the Company developed a tailored ESG program that addresses the ethical and responsible buildout of water assets and management of water as a natural resource. The Company’s continued goal is an integrated and iterative approach to sustainable and responsible resource management.

TPL’s ESG accomplishments and goals include but are not limited to:

•Converted from a business trust to a Delaware corporation providing enhanced governance to the Company’s stockholders.

•Solidified the Company’s dedication to electrifying its water assets in an effort to mitigate its overall emission profile by reducing reliance on diesel generators. TPL spent $6.4 million of capital in 2021 on electric infrastructure.

•Initiated energy tracking in 2020 to monitor and identify trends in energy consumption and sourcing.

•Prioritized the health and welfare of both essential and non-essential workers during COVID-19.

•Employed practices for the tracking and monitoring of all spills, regardless if they are within or outside of regulatory reporting requirements.

•Partnered with the Company’s oil & gas lessees to collectively discuss and manage ESG risks. Partnership opportunities included: developing renewable energy infrastructure across the Company’s land, developing water infrastructure to support the reuse and recycling of produced water—a critical response to climate change, partnering to develop innovative technologies that support emissions management, and more.

•Instituted a governance framework that includes oversight and stewardship of the Company’s ESG strategies. The Nominating and Corporate Governance Committee reviews the Company’s policies and programs concerning corporate social responsibility, including ESG matters, with the support of the Audit Committee and the Compensation Committee where appropriate. The committees provide guidance to the Board and management with respect to trends and developments regarding environmental, social, governance, and political matters that could significantly impact the Company.

The disclosure denotes that the Company’s ESG strategy, including metrics and targets, will be continuously reviewed, and assessed annually to determine if updates or process improvements are needed.

Our full ESG disclosure is available at https://www.TexasPacific.com/esg.

Human Capital Resources

We believe we have a talented, motivated and dedicated team and we are committed to supporting the development of our team members and continuously building on our strong culture. As of December 31, 2021, the Company had 92 full-time employees.

Our business strategy and ability to serve customers relies on employing talented professionals and attracting, training, developing and retaining a knowledgeable skilled workforce. We maintain a good working relationship with our employees. We value our employees and their experience in providing value through land, mineral and water resource management and water solutions. Maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. We are committed to enhancing gender, racial and ethnic diversity throughout our organization. We believe that diversity is an important factor in bringing people together, encouraging shared commitment and fostering new ideas.

We strive to be a great place for our employees to work. Accordingly, we offer industry competitive pay and benefits, tuition reimbursement and continuing education classes and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

Employee safety is also among our top priorities. Accordingly, we have developed and administer company-wide policies to ensure a safe and fair workplace free of discrimination or harassment for each team member and compliance with Occupational Safety and Health Administration (“OSHA”) standards, as further discussed in our Code of Business Conduct and Ethics. This commitment applies to recruiting, hiring, compensation, benefits, training, termination, promotions or any other terms and conditions of employment. Throughout the COVID-19 pandemic, we have maintained our strong focus on safety and have taken measures to protect our employees and maintain safe, reliable operations.

We strive for a goal of zero occupational injuries, illnesses and incidents in our workplace. To ensure that we protect our safety culture, we have in place a dedicated HS&E team with substantial combined years of experience and have in-house authorized trainers for OSHA-required certified training, powered equipment training and PCE-safe land certificated training.

Available Information on our Website

The Company makes available on our website at https://www.TexasPacific.com, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Such reports are also available at https://www.sec.gov. The information contained on our website is not part of this Report.

Item 1A. Risk Factors.

An investment in our securities involves a degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our stock could decline and you could lose part or all of your investment in our stock.

Risks Related to our Business

Our oil and gas royalty revenue is dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties that we receive are dependent upon the market prices for oil and gas. When lower market prices for oil and gas occur, they will have an adverse effect on our oil and gas royalty revenues and vice-versa. In 2021, oil and gas prices rebounded from the prior year, which positively affected our oil and gas royalties. In 2020, lower oil and gas prices negatively impacted our oil and gas royalty revenue. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years due to supply and demand fundamentals, Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”) actions, and general economic cycles, among other factors. At the same time, COVID-19 continues to affect some nations and has resulted in the implementation of actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures have at times resulted in a reduction to global economic activity and volatility in the global financial markets. The scale and duration of the impact of these factors remain unknowable but could lead to an increase in our operating costs or a decrease in our revenues and have a material impact on our business segments and earnings, cash flow and financial condition.

We are not an oil and gas producer. Our revenues from oil and gas royalties are subject to the actions of others.

We are not an oil and gas producer. Our oil and gas income is derived primarily from perpetual non-participating oil and gas royalty interests that we have retained. As oil and gas wells age, their production capacity may decline absent additional investment. However, the owners and operators of the oil and gas wells make all decisions as to investments in, and production from, those wells and our royalties are dependent upon decisions made by those operators, among other factors. Accordingly, a significant portion of our revenues is reliant on the management of third parties, over whom we have no control. There can be no assurance that such third parties will take actions or make decisions that will be beneficial to us, which could result in adverse effects on our financial results and performance.

Our revenues from the sale of land are subject to substantial fluctuation. Land sales are subject to many factors that are beyond our control.

Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of future land sales. Our desire to sell and the demand and pricing for any particular tract of our land is influenced by many factors, including but not limited to: (i) the national and local economies, (ii) the rate of oil and gas well development by operators, (iii) the rate of residential and commercial development in nearby areas, (iv) the livestock carrying capacity, and (v) the condition of the local agricultural industry, which itself is influenced by range conditions and livestock and agricultural product pricing. Our ability to sell land can be, therefore, largely dependent on the actions of adjoining landowners.

Demand for TPWR’s products and services is substantially dependent on the levels of expenditures by our customers.

Demand for TPWR’s products and services depends substantially on expenditures by our customers for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on our customers’ overall financial position, capital allocation priorities, and views of future oil and natural gas prices.

Declines, as well as anticipated declines, in oil and gas prices have in the past resulted in, and may in the future result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, which would adversely affect our earnings, cash flow and financial condition.

The results of operations for the Water Services and Operations segment have been impacted by reduced development pacing and declines in expenditures by our customers compared to pre-pandemic levels. Though 2021 performance for the

Water Service and Operations segment has rebounded from depressed 2020 levels, future periods may continue to be impacted by producer discretion on development pacing and capital expenditures.

We face the risks of doing business in a new and rapidly evolving market for TPWR and may not be able to successfully address such risks and achieve acceptable levels of success or profits.

We have encountered and may continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets with respect to the business of TPWR, including:

•pricing pressure driven by new competition;

•volatile and/or unexpected operating and maintenance costs;

•lack of sufficient customers or loss of significant customers for the new line of business; and

•increased regulation impacting industry operations.

The impact of government regulation on TPWR could adversely affect our business.

The business of TPWR is subject to applicable state and federal laws and regulations, including laws and regulations on water use, environmental and safety matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning water wells, source water and treatment facilities and impact our customers’ ability to transport and/or store produced water in certain locations.

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

Much of the value of the land we own and upon which we receive royalties is based on the oil and natural gas reserves located there. Our revenues may be negatively affected by changes driven by trends such as decarbonization efforts. Such changes may relate to the types or sources of energy in demand, such as a shift to renewable sources of power generation (such as wind and solar), along with ongoing changes in government, investor, customer and consumer policies and preferences. The evolution of global energy sources is affected by factors out of our control, such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies.

Cyber incidents or attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations, and if we are unable to obtain and maintain adequate protection of our data, our business may be adversely impacted.

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and gas industry depends on digital technologies in exploration, development, production, and processing activities. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Our technologies, systems, networks, and those of the operators on our properties, vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business activities. In addition, certain cyber incidents, such as surveillance, may remain undetected for some period of time. While we utilize various systems, procedures and controls to mitigate exposure to such risk, cyber incidents and attacks are continually evolving and unpredictable. Our information technology systems and any insurance coverage for protecting against cybersecurity risks may not be sufficient. As cyber security threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. There can be no assurance that our business, finances, systems and assets will not be compromised in a cyber attack.

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

We recently identified a material weakness in our internal controls over financial reporting and determined that our disclosure controls and procedures were not effective.

Based on management’s assessment, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021 and that we had as of such date a material weakness related to accounting for income taxes. The specific factors leading to this conclusion are described in Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

The material weakness identified by management relates to the design of internal controls over the periodic evaluation of historical tax returns for uncertain tax positions in accounting for income taxes. As a result of this design gap, management did not timely identify the incorrect tax treatment of depletion related to our oil and gas royalty interests in our filed income tax returns related to prior periods until the fourth quarter of 2021. The material weakness led to the understatement of income tax expense and income taxes payable for the years ended December 31, 2018, 2019, and 2020 and the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021. Management evaluated the effects of the out-of-period adjustment related to prior periods, both quantitatively and qualitatively, and concluded that this adjustment was not material to the Company’s financial position or results of operations for the current or any prior periods. As of December 31, 2021, this material weakness had not been remediated. During the first quarter of 2022, we implemented a remediation plan to update the design and implementation of controls to remediate the above-mentioned deficiency and enhance the Company's internal control environment. If our remedial measures are insufficient, or if additional material weakness or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements and could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

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

Risks Related to the Corporate Reorganization

We may not achieve some or all of the expected benefits of the Corporate Reorganization, and the Corporate Reorganization may adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from our Corporate Reorganization, or such benefits may be delayed or not occur at all. The Corporate Reorganization, as compared to the Company’s former structure as a trust, provides the following benefits, among others:

•Greater Stockholders’ Rights. The ability of our stockholders to regularly vote for directors is expected to provide stability among our directors while giving stockholders a voice in periodic board refreshment.

•Diverse Leadership. Our Board, composed of nine members, is anticipated to reflect a diversity of expertise, perspectives and backgrounds. Eight of the nine members are independent directors.

•Delaware Corporate Legal Regime. The Corporate Reorganization allows the Company and its stockholders to benefit from the predictability and responsiveness of the Delaware legal regime for corporations.

•Greater Trading Liquidity. The Company’s Common Stock is eligible for inclusion in certain indices, which we believe will make the stock more attractive for institutional investors, thereby promoting demand and increasing trading liquidity.

The completion of the Corporate Reorganization may implicate conditions and covenants contained in certain agreements to which the Trust was a party and thereby may cause us to lose certain benefits that the Trust historically received. If the Company is unable to obtain consents to, or approval or waiver of, any such conditions or covenants, or is unable to obtain an acknowledgement that any such benefits shall continue for the benefit of TPL Corporation, we may not be entitled to all benefits and other rights under such agreements, which may have an adverse impact on the business and results of operations.

The completion of the Corporate Reorganization may implicate conditions and covenants, contained in certain agreements to which the Trust was, and now TPL Corporation is, a party and thereby may cause us to lose certain benefits that the Trust historically received. Certain counterparties may withhold consent to, or approval or waiver of, certain conditions or covenants in order to obtain more favorable terms from us. If the Company is unable to obtain consents to, or approval or waiver of, any such conditions or covenants, or if the Company is unable to obtain acknowledgement from any counterparties that any such benefits shall continue for the benefit of TPL Corporation, then we may decide to enforce our rights and interests by initiating legal action. In the meantime, and pending the outcome of any such legal proceeding to enforce our rights, we may be unable to continue to obtain all benefits and other rights under such agreements that would otherwise be transferred to us as part of the Corporate Reorganization. This may have an adverse impact on TPL’s business and results of operations.

For example, the obligation to pay ad valorem taxes with respect to certain of our royalty interests was assumed by a third party and is now the obligation of the successors in interest to such third party (the “obligors”), so long as such royalty interests are held by the Trustees or their successors in office under the Declaration of Trust. The amount of such taxes depends on the valuations determined by various county taxing authorities with respect to our royalty interests and the tax rates used in assessing such ad valorem taxes. Consequently, the amount of ad valorem taxes that may be assessed against our royalty interests may vary from year to year, and we are unable to reliably predict the amount of any such increases or decreases in future years. We have received an indication from one such obligor that it does not intend to continue to make the ad valorem tax payments that it has been making to date. We may undertake legal proceedings to enforce our rights, and the outcome of any such proceeding is unknown. If, as a result of the Corporate Reorganization, the obligors cease paying these taxes on our behalf, then, pending the outcome of any legal proceeding to enforce our rights, TPL may have to begin paying such ad valorem taxes annually, which would have an adverse impact on our business and results of operations.

The Corporate Reorganization may have adverse tax consequences.

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

Risks Related to Our Common Stock

We cannot be certain that an active trading market for our Common Stock will be sustained, and our stock price may fluctuate significantly.

A public market for our Common Stock did not exist until the Corporate Reorganization was effected on January 11, 2021. We cannot guarantee that the active trading market that has developed will be sustained for our Common Stock, nor can we predict the prices at which shares of our Common Stock may trade.

Until the market has fully evaluated our business as a corporation, the prices at which shares of our Common Stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. The increased volatility of our stock price following the Corporate Reorganization may have a material adverse effect on our business, financial condition and results of operations. The market price of our Common Stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•actual or anticipated fluctuations in our results of operations due to factors related to our business;

•our quarterly or annual earnings, or those of other companies in our industry;

•changes to the regulatory and legal environment under which we operate;

•changes in accounting standards, policies, guidance, interpretations or principles;

•the failure of securities analysts to cover, or positively cover, our Common Stock;

•changes in earnings estimates by securities analysts or our ability to meet those estimates;

•the operating and stock price performance of other comparable companies;

•investor perception of our Company and our industry;

•actual or anticipated fluctuations in commodities prices; and

•domestic and worldwide economic conditions.

There may be substantial changes in our stockholder base.

Investors in the Trust may have held Sub-shares because of a decision to invest in an organization with the Trust’s governance profile or operating track record. Now that the Corporate Reorganization has occurred, the shares of our Common Stock held by those investors will represent an investment in a company with a different governance profile, in particular a board of directors at TPL Corporation subject to changes from year to year at annual elections of directors serving staggered three-year terms. More frequent changes in the leadership of the organization, particularly on the Board, could lead to changes in the operating policies of TPL Corporation over time. Such changes may not match some stockholders’ investment strategies, which could cause them to sell our Common Stock. These changes may also attract new investors who previously did not invest in the Trust because of its structure, governance profile or operating track record. As a result of such changes, our stock price may decline or experience volatility as our stockholder base changes. Additionally, new investors or leadership at TPL Corporation could advocate for business or corporate initiatives that would not be beneficial for all stockholders, such as an untimely sale of the business.

Our business could be negatively affected as a result of the actions of activist or hostile stockholders.

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. In the past, the Company has been the subject of shareholder activism, and we are subject to the risks associated with any ongoing or future such activism.

Stockholder activism, including potential proxy contests, requires significant time and attention by management and our Board, potentially interfering with our ability to execute our strategic plan. We may be required to incur significant legal fees and other expenses related to activist stockholder matters. While we welcome our stockholders’ constructive input, there can be no assurance that stockholder actions would not result in negative impacts to the Company. Any of these impacts could materially and adversely affect our business and operating results, and the market price of our Common Stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder activism.

If stockholders were to approve an amendment to our amended and restated certificate of incorporation allowing the issuance of additional equity, holders of our Common Stock could experience dilution in the future.

In the future, if stockholders were to approve an amendment to our amended and restated certificate of incorporation allowing the issuance of additional equity, holders of our Common Stock could be diluted because of equity issuances for proposed acquisitions or capital market transactions or equity awards proposed to be granted to our directors, officers and employees subject to any required vote of holders of our Common Stock under our amended and restated certificate of incorporation and amended and restated bylaws. We may issue stock-based awards, including annual awards, new hire awards and periodic retention awards, as applicable, to our directors, officers and other employees under any employee benefits plans we have adopted or may adopt, using newly issued shares rather than treasury shares as is currently our practice.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designations, powers, preferences, privileges and relative, participating, optional and special rights, and qualifications, limitations and restrictions as the Board may generally determine in its sole discretion. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our Common Stock. For example, we could grant the holders of preferred stock the right to elect some number of the members of the Board in all events or upon the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our Common Stock.

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

We may not continue the Trust’s historical practice of repurchasing outstanding equity of its holders. We will evaluate whether to repurchase our outstanding Common Stock in the future and we cannot guarantee the timing, amount or payment of share repurchases, if any.

During the year ended December 31, 2021, the Company repurchased 14,791 outstanding shares of Common Stock which repurchased shares were held in treasury. We expect that we will from time to time offer to repurchase a portion of our outstanding Common Stock. However, any repurchase will be within the discretion of our Board and will depend upon many factors, including market and business conditions, the trading price of our Common Stock, available cash and cash flow, capital requirements and the nature of other investment opportunities.

State law and anti-takeover provisions could enable our Board to resist a takeover attempt by a third party and limit the power of our stockholders.

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others: (a) the ability of our remaining directors to fill vacancies on our Board (except in an instance where a director is removed by stockholders and the resulting vacancy is filled by stockholders); (b) the inability of stockholders to call a special meeting of stockholders; (c) rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and (d) the right of our Board to issue preferred stock without stockholder approval.

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

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make the Company immune from takeovers; however, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of the Company and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

As of December 31, 2021, TPL owned the surface estate in 880,581 acres of land, comprised of numerous separate tracts, located in the western part of Texas. There were no material liens or encumbrances on the Company’s title to the surface estate in those tracts. Additionally, the Company also owns a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under 84,934 acres of land and a 1/16th NPRI under 370,737 acres of land in the western part of Texas. The following table shows our surface ownership and NPRI ownership by county as of December 31, 2021:

	Number of Acres
County	Surface	1/128th Royalty	1/16th Royalty
Callahan	—	—	80
Coke	—	—	1,183
Concho	2,592	—	—
Crane	3,622	265	5,198
Culberson	288,912	—	111,513
Ector	19,888	33,633	11,793
El Paso	16,613	—	—
Fisher	—	—	320
Glasscock	27,245	3,600	11,111
Howard	4,788	3,099	1,840
Hudspeth	154,247	—	1,008
Jeff Davis	13,117	—	7,555
Loving	63,318	6,107	48,066
Midland	28,372	12,945	13,120
Mitchell	3,842	1,760	586
Nolan	1,600	2,488	3,157
Palo Pinto	—	—	800
Pecos	43,377	320	16,895
Presidio	—	—	3,200
Reagan	—	6,162	1,274
Reeves	188,681	3,013	116,691
Stephens	—	2,817	160
Sterling	5,212	640	2,080
Taylor	690	—	966
Upton	6,661	6,903	9,101
Winkler	7,804	1,182	3,040
Total	880,581	84,934	370,737

As of December 31, 2021, the Company owned additional royalty interests in the following counties:

County	Number of Net Royalty Acres(1)
Culberson	810
Glasscock	1,059
Howard	770
Loving	10
Martin	509
Midland	450
Reagan	115
Reeves	176
Upton	191
Total	4,090

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the NYSE under the ticker symbol “TPL.” The Company had 219 registered holders of its Common Stock as of January 31, 2022.

Dividends

For the years ended December 31, 2021 and 2020, the Company paid the following regular cash dividends per share:

	2021	2020
1st Quarter	$2.75	$10.00
2nd Quarter	2.75	—
3rd Quarter	2.75	—
4th Quarter	2.75	—
Total	$11.00	$10.00

The Company has paid a cash dividend each year for the preceding 65 years. During 2020, the Company also paid total special dividends of $16.00 per Sub-share.

In 2021, the Board determined to pay dividends quarterly going forward in March, June, September and December of each year, subject to the discretion of the Board. Such dividends will depend upon the Company’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board. The Company is not a party to any agreement that would limit its ability to pay dividends in the future.

Issuer Purchases of Common Stock

During the three months ended December 31, 2021, the Company repurchased shares of its Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2021	2,203	$1,215	2,203
November 1 through November 30, 2021	2,075	1,294	2,075
December 1 through December 31, 2021	2,701	1,239	2,701
Total(1)	6,979	$1,248	6,979	$—

(1)     Repurchases were made pursuant to a stock repurchase program, approved by the Board on May 3, 2021, to purchase up to an aggregate of $20.0 million of shares of our outstanding Common Stock. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. The stock repurchase program expired on December 31, 2021. Repurchased shares are held in treasury. For the year ended December 31, 2021, we repurchased 14,791 shares at an average per share amount of $1,346.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Texas Pacific Land Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements included in Part II, Item 8 of this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, those factors presented in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

For an overview of our business and discussion of our business segments, see Item 1. “Business — General.”

Our business activity is generated from our surface and royalty interest ownership in West Texas, primarily in the Permian Basin. Our revenues are derived from oil, gas and produced water royalties, sales of water and land, easements and commercial leases. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by the owners and operators of not only the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, easements and other surface-related revenue.

Market Conditions

COVID-19 Pandemic and Global Oil Market Impact in 2021

The uncertainty caused by the global spread of COVID-19 commencing in 2020, among other factors, led to a significant reduction in global oil demand and prices. These events generally led to production curtailments and capital investment reductions by the operators of the oil and gas wells to which the Company’s royalty interests relate. This slowdown in well development has negatively affected the Company’s business and operations. Production and activity curtailments were generally most pronounced in 2020 as many nations around the world implemented economic and social interventions in response to COVID-19. Development activity in the Permian Basin was likewise reduced, and our operations were commensurately negatively impacted. In 2021, oil market fundamentals improved as economic and social interventions subsided in some nations and as OPEC+ enacted and maintained oil supply cuts. With current oil, natural gas, and NGL prices higher than the comparable period in 2020, development activities in the Permian Basin have rebounded from the lows in 2020 and producer activity has increased, albeit at a pace still below pre-pandemic levels. Development activity on our royalty surface acreage likewise significantly improved in 2021 compared to the prior year. More recently, development activity has also been impacted by shortages in labor and certain equipment as well as escalating costs. While labor and resource shortages and rising costs have not directly impacted us thus far, these shortages and rising costs could potentially impact our future operating activity. Future production and development activity will continue to be influenced by changes in commodity prices and by the evolving economic and health impact of COVID-19. However, COVID-19 continues to impact certain regions domestically and globally, and any additional containment measures, now or in the future, could impede a recovery. Although our revenues are directly and indirectly impacted by changes in oil prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential oil price volatility.

In 2020, we implemented certain cost reduction measures to manage costs with an initial focus on negotiating price reductions and discounts with certain vendors and reducing our usage of independent contract service providers. In 2021, we continued to identify additional cost reduction opportunities. As part of our longer-term water business strategy, we have invested in electrifying our water sourcing infrastructure. The use of electricity instead of fuel-powered generators to source and transport water is anticipated to further reduce our dependence on fuel, equipment rentals, and repairs and maintenance. Additionally, our investment in automation has allowed us to curtail our reliance on independent contract service providers to support our field operations.

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

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$68.14	$39.16
Henry Hub average price per mmbtu	$3.89	$2.03

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	549	506
Average monthly horizontal wells drilled	399	309
Average weekly horizontal rig count	231	212
DUCs as of December 31 for each applicable year	4,513	4,616

Total Average US weekly horizontal rig count (2)	431	384

(1)    Commonly used definitions in the oil and gas industry provided in the table above are defined as follows: WTI Cushing represents West Texas Intermediate. Bbl represents one barrel of 42 U.S. gallons of oil. Mmbtu represents one million British thermal units, a measurement used for natural gas. DUCs represent drilled but uncompleted wells.

(2)    Permian Basin specific information per Enverus analytics. US weekly horizontal rig counts per Baker Hughes United States Rotary Rig Count for horizontal rigs. Statistics for similar data are also available from other sources. The comparability between these other sources and the sources used by the Company may differ.

The metrics above demonstrate the shifts in activity in the Permian Basin for the years ended December 31, 2021 and 2020. While oil and gas prices, which began declining in the first quarter of 2020 (prior to oil reaching record lows in the second quarter of 2020), have rebounded in 2021, development, drilling and completion and production activities broadly across the Permian have not returned to their pre-pandemic levels. Operators continue to manage their capital allocations by deploying at a decreased pace of development while oil demand continues to recover. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of December 31, 2021.

As of December 31, 2021, we had cash and cash equivalents of $428.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to repurchase our Common Stock subject to market conditions, to pay dividends subject to the discretion of our Board and for general corporate purposes. For the year ended December 31, 2021, we repurchased $19.9 million of shares and paid $85.3 million in dividends to our stockholders. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Cash Flows from Operating Activities

For the years ended December 31, 2021 and 2020, net cash provided by operating activities was $265.2 million and $207.0 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, easements and other surface-related income and water and land sales. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the year ended December 31, 2021 compared to the same period of 2020, was primarily related to increased prices and volumes of oil and gas production and was partially offset by increased working capital needs resulting from such activity.

Cash Flows Used in Investing Activities

For the years ended December 31, 2021 and 2020, net cash used in investing activities was $15.0 million and $26.0 million, respectively. Our cash flows used in investing activities are primarily related to acquisitions of land and royalty interests and capital expenditures related to our water services and operations segment.

Acquisitions of land and royalty interests decreased approximately $20.4 million for the year ended December 31, 2021 compared to the same period 2020. This decrease was partially offset by increased capital expenditures for the year ended December 31, 2021 compared to the same period of 2020.

Cash Flows Used in Financing Activities

For the years ended December 31, 2021 and 2020, net cash used in financing activities was $104.9 million and $201.7 million, respectively. Our cash flows used in financing primarily consist of activities which return capital to our shareholders such as dividends and repurchases of our Common Stock.

During the year ended December 31, 2021, we paid total dividends of $85.3 million consisting of cumulative paid cash dividends of $11.00 per share and repurchased Common Stock for $19.9 million (including share repurchases not yet settled as of December 31, 2021). During the year ended December 31, 2020, we paid total dividends of $201.7 million consisting of a regular cash dividend of $10.00 per Sub-share and special dividends aggregating $16.00 per Sub-share.

Results of Operations

The following table shows our consolidated results of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues:
Oil and gas royalties	$286,468	$137,948	$154,729
Water sales	67,766	54,862	84,949
Produced water royalties	58,081	50,640	39,119
Easements and other surface-related income	37,616	41,398	76,243
Land sales and other operating revenue	1,027	17,716	135,456
Total revenues	450,958	302,564	490,496

Expenses:
Salaries and related employee expenses	40,012	32,173	35,041
Water service-related expenses	13,233	14,233	20,808
General and administrative expenses	11,782	9,751	9,540
Legal and professional fees	7,281	10,778	16,403
Land sales expenses	—	3,973	225
Depreciation, depletion and amortization	16,257	14,395	8,906
Total operating expenses	88,565	85,303	90,923

Operating income	362,393	217,261	399,573

Other income, net	624	2,401	2,682
Income before income taxes	363,017	219,662	402,255
Income tax expense (benefit):
Current	93,265	46,002	57,492
Deferred	(228)	(2,389)	26,035
Total income tax expense	93,037	43,613	83,527
Net income	$269,980	$176,049	$318,728

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Revenues and Net Income:

Total revenues and net income increased $148.4 million and $93.9 million, respectively, for the year ended December 31, 2021 compared to the same period for the year ended December 31, 2020. These increases were principally due to the $148.5 million increase in oil and gas royalty revenue over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $40.0 million for the year ended December 31, 2021 compared to $32.2 million for the comparable period of 2020. The increase in salaries and related employee expenses during 2021 as compared to the same period of 2020 is principally due to $6.7 million of severance costs and a $1.4 million increase in pension costs, partially offset by decreased usage of contract labor by our Water Services and Operations segment.

Water service-related expenses. Water service-related expenses decreased to $13.2 million for the year ended December 31, 2021 from $14.2 million for the same period of 2020. This decrease in expenses was principally the result of a decrease in equipment rental and field logistical expenses. While fuel expenses for the years ended December 31, 2021 and 2020 were relatively constant, we began to realize fuel savings during the second half of 2021 as a result of our investment in electrifying our water sourcing infrastructure. We expect these fuel savings to positively impact our expenses in future periods.

General and administrative expenses. General and administrative expenses increased $2.0 million to $11.8 million for the year ended December 31, 2021 from $9.8 million for the same period of 2020. The increase in general and administrative expenses during the year ended December 31, 2021 compared to the same period of 2020 was principally related to increased board of director fees resulting from our Corporate Reorganization in January 2021.

Legal and professional fees. Legal and professional fees decreased $3.5 million to $7.3 million for the year ended December 31, 2021 from $10.8 million for the comparable period of 2020. Legal and professional fees for the year ended December 31, 2020 were higher principally due to legal expenses associated with the 2019 proxy contest and our Corporate Reorganization.

Land sales expenses. There were no land sales expenses for the year ended December 31, 2021 compared to $4.0 million for the comparable period of 2020. Land sales expenses represent expenses related to land sales and include cost basis and closing costs associated with land sales. Land sales expenses for the year ended December 31, 2020 include $3.9 million of cost basis related to 2020 land sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $16.3 million for the year ended December 31, 2021 compared to $14.4 million for the year ended December 31, 2020. The increase in depreciation, depletion and amortization is principally related to our investment in water service-related assets placed in service in 2021 and increased depletion related to our oil and gas royalty interests.

Other income, net. Other income, net was $0.6 million and $2.4 million for the year ended December 31, 2021 and 2020, respectively. Other income, net for the year ended December 31, 2020, included a $1.2 million accrued insurance reimbursement related to legal fees incurred in 2019 associated with the proxy contest.

Total income tax expense. Total income tax expense was $93.0 million and $43.6 million for the years ended December 31, 2021 and 2020, respectively. During the quarter ended December 31, 2021, the Company recorded an out of period tax adjustment of $19.4 million to current income tax expense and income taxes payable, $13.0 million of which related to historical annual periods and $6.4 million of which related to current year quarterly periods. For further discussion, please see Note 8, “Income Taxes” in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 12, “Business Segment Reporting” in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our results of operations for the year ended December 31, 2021 have benefited from a rebound in oil and gas activity in the Permian Basin and commodity prices from depressed levels in 2020. While our oil and gas royalty revenues have benefited from increased royalty production and higher commodity prices during this time period, our water sales and surface-related income continue to be impacted by the reduced overall development pace compared to pre-pandemic levels.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Years Ended December 31,
	2021		2020
Revenues:
Land and resource management:
Oil and gas royalty revenue	$286,468	64%	$137,948	46%
Easements and other surface-related income	32,892	7%	39,478	13%
Land sales and other operating revenue	1,027	—%	17,716	6%
Total Land and resource management	320,387	71%	195,142	65%

Water services and operations:
Water sales	67,766	15%	54,862	18%
Produced water royalties	58,081	13%	50,640	16%
Easements and other surface-related income	4,724	1%	1,920	1%
Total Water services and operations	130,571	29%	107,422	35%
Total consolidated revenues	$450,958	100%	$302,564	100%

Net income:
Land and resource management	$208,897	77%	$127,977	73%
Water services and operations	61,083	23%	48,072	27%
Total consolidated net income	$269,980	100%	$176,049	100%

Land and Resource Management

Land and Resource Management segment revenues increased $125.2 million, or 64.2%, to $320.4 million for the year ended December 31, 2021 as compared with revenues of $195.1 million for the comparable period of 2020. The increase in Land and Resource Management segment revenues is due to increases in oil and gas royalties, which more than doubled for the year ended December 31, 2021 compared to the comparable period of 2020.

Oil and gas royalties. Oil and gas royalty revenue was $286.5 million for the year ended December 31, 2021 compared to $137.9 million for the year ended December 31, 2020, an increase of 107.7%. The table below provides financial and operational data by royalty stream for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Our share of production volumes(1):
Oil (MBbls)	3,076	2,778
Natural gas (MMcf)	12,082	9,643
NGL (MBbls)	1,705	1,561
Equivalents (MBoe)	6,795	5,946
Equivalents per day (MBoe/d)	18.6	16.2

Oil and gas royalty revenue (in thousands):
Oil royalties	$195,710	$109,106
Natural gas royalties	40,964	11,097
NGL royalties	49,794	17,745
Total oil and gas royalties	$286,468	$137,948

Realized prices:
Oil ($/Bbl)	$66.62	$41.13
Natural gas ($/Mcf)	$3.67	$1.24
NGL ($/Bbl)	$31.56	$12.29
Equivalents ($/Boe)	$44.14	$24.29

(1)    Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Our share of crude oil, natural gas and NGL production volumes was 18.6 thousand Boe per day for the year ended December 31, 2021 compared to 16.2 thousand Boe per day for the same period of 2020. The average realized prices were $66.62 per barrel of oil, $3.67 per Mcf of natural gas, and $31.56 per barrel of NGL, for a total equivalent price of $44.14 per Boe for the year ended December 31, 2021, an increase of $19.85 per Boe compared to the total equivalent price of $24.29 per Boe for the same period of 2020.

Easements and other surface-related income. Easements and other surface-related income was $32.9 million for the year ended December 31, 2021, a decrease of 16.7% compared to $39.5 million for the year ended December 31, 2020. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to decreases of $9.4 million in pipeline easement income and $1.3 million in power line and utility easements for the year ended December 31, 2021 compared to the same period of 2020. These decreases were partially offset by a $4.1 million increase in commercial lease revenue for the year ended December 31, 2021. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the year ended December 31, 2021.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $0.7 million and $17.4 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, we sold 30 acres of land for an aggregate sales price of $0.7 million or approximately $25,000 per acre. For the year ended December 31, 2020, we sold 22,160 acres of land for an aggregate sales price of approximately $16.0 million, or approximately $721 per acre. Additionally, we recognized land sales revenue of $1.4 million for the year ended December 31, 2020 related to land exchanges where we had no cost basis in the land conveyed.

Net income. Net income for the Land and Resource Management segment was $208.9 million for the year ended December 31, 2021 compared to $128.0 million for the year ended December 31, 2020. Expenses, including income tax expense, for the Land and Resource Management segment were $111.5 million and $67.2 million for the years ended December

31, 2021 and 2020, respectively. The increase in expenses during 2021 is principally related to a $46.2 million increase in income tax expense for the year ended December 31, 2021 compared to the same period of 2020. Expenses are discussed further above under “Results of Operations.”

Water Services and Operations

Water Services and Operations segment revenues increased 21.5%, to $130.6 million for the year ended December 31, 2021 as compared with revenues of $107.4 million for the comparable period of 2020. The increase in Water Services and Operations segment revenues is due to increases in water sales and produced water royalty revenue. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales and royalty revenue was $67.8 million for the year ended December 31, 2021, an increase of $12.9 million or 23.5%, compared with the year ended December 31, 2020 when water sales and royalty revenue was $54.9 million. The increase in water sales is principally due to a 14.7% increase in the number of sourced and treated barrels sold. Additionally, water sales for the year ended December 31, 2020, was impacted by a approximately $7.0 million deferral of water sales revenue related to take or pay contracts.

Produced water royalties. Produced water royalties are royalties received from the transportation or disposal of produced water on our land. We do not operate any saltwater disposal wells. Produced water royalties were $58.1 million for the year ended December 31, 2021 compared to $50.6 million for the same period in 2020. This increase is principally due to increased produced water volumes for the year ended December 31, 2021 compared to the same period of 2020.

Easements and other surface-related income. Easements and other surface-related income was $4.7 million for the year ended December 31, 2021, an increase of $2.8 million compared to $1.9 million for the year ended December 31, 2020. The increase in easements and other surface-related income relates to an increase in temporary permits for sourced water lines for the year ended December 31, 2021 compared to the same period in 2020.

Net income. Net income for the Water Services and Operations segment was $61.1 million for the year ended December 31, 2021 compared to $48.1 million for the year ended December 31, 2020. As discussed above, revenues for the Water Services and Operations segment increased 21.5% for the year ended December 31, 2021 compared to the same period of 2020. Expenses, including income tax expense, for the Water Services and Operations segment were $69.5 million for the year ended December 31, 2021 as compared to $59.3 million for the year ended December 31, 2020. The overall increase in segment expenses during 2021 is principally related to increased income tax expense as a result of increased segment operating income during the same time period. The remaining increase in segment expenses is principally a result of an increase in the segment’s share of all corporate overhead expenses impacted by the Corporate Reorganization in 2021. Expenses are discussed further above under “Results of Operations.”

Non-GAAP Performance Measures

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP measurements. These measurements are not to be considered more relevant or accurate than the measurements presented in accordance with GAAP. In compliance with requirements of the SEC, our non-GAAP measurements are reconciled to net income, the most directly comparable GAAP performance measure. For all non-GAAP measurements, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP measurements.

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measurement of earnings before interest, taxes, depreciation, depletion and amortization. Its purpose is to highlight earnings without finance, taxes, and depreciation, depletion and amortization expense, and its use is limited to specialized analysis. We calculate Adjusted EBITDA as EBITDA excluding the impact of certain non-cash, non-recurring and/or unusual, non-operating items, including, but not limited to: proxy and conversion costs related to our Corporate Reorganization, severance costs, and land sales deemed significant. We have presented EBITDA and Adjusted EBITDA because we believe that both are useful supplements to net income in analyzing operating performance.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net income	$269,980	$176,049	$318,728
Add:
Income tax expense	93,037	43,613	83,527
Depreciation, depletion and amortization	16,257	14,395	8,906
EBITDA	379,274	234,057	411,161
Add:
Proxy and Corporate Reorganization costs	2,026	5,050	13,004
Severance costs	6,680	—	—
Land sales deemed significant	—	—	(122,000)
Adjusted EBITDA	$387,980	$239,107	$302,165

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

Accrual of Oil and Gas Royalties

The Company accrues oil and gas royalties. An accrual is necessary due to the time lag between the production of oil and gas and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical production, estimates of the timing of future payments and recent market prices for oil and gas.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of December 31, 2021. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were not effective because of the material weakness related to accounting for income taxes specific to the tax depletion of our oil and gas royalty interests, as further described below. Despite the existence of the material weakness, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Additionally, the material weakness did not result in any restatements of our consolidated financial statements or disclosures for any prior period.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on this assessment, our CEO and CFO concluded based upon the existence of a material weakness described below, our internal control over financial reporting was not effective as of December 31, 2021.

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in the design of our controls regarding the periodic evaluation of historical tax returns and tax positions in accounting for income taxes. As a result of this design gap, we did not timely identify the incorrect tax treatment of depletion related to our oil and gas royalty interests in our filed income tax returns related to prior periods until the fourth quarter of 2021. The incorrect tax treatment resulted in an understatement of income tax expense and income taxes payable for the years ended December 31, 2018, 2019 and 2020 and the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021. This material weakness resulted in an error in the accounting for income taxes, which could have been material if it had gone undetected.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2021. Deloitte & Touche LLP's opinion is included below.

Remediation

Management has identified activities that we believe will remediate the material weakness described above once fully implemented and operating for a sufficient period of time. Our activities include the implementation of a control to evaluate the technical merits of existing tax positions included in our filed income tax returns to assess the recognition and measurement of tax positions on a quarterly basis.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Texas Pacific Land Corporation (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Representation Letter. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

Management identified a material weakness in the design of internal controls regarding the periodic evaluation of historical tax returns and tax positions in accounting for income taxes.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 23, 2022

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Directors

David E. Barry, 76, serves as a Co-Chair of the Board and has been a member of the Board since January 11, 2021. Mr. Barry served as a Trustee of the Trust from 2017 to January 11, 2021. Mr. Barry has served as president of Tarka Resources, Inc., which is engaged in oil and gas exploration in Texas, Oklahoma and Louisiana, since 2012. He also served as President of Tarka, Inc. from 2012 through 2014, until such company was merged with Tarka Resources, Inc. in 2016. Mr. Barry practiced real estate, employee benefits and compensation law at the law firm of Kelley Drye & Warren LLP (“Kelley Drye”) from 1969, becoming a partner in 1978. Mr. Barry represented the Trust for more than 30 years as a partner at Kelley Drye. Mr. Barry retired from Kelley Drye in 2014. Beginning in 2007 and then full-time starting in 2012, Mr. Barry has worked as President of Sidra Real Estate, Inc., an entity with commercial real estate holdings throughout the United States.

General Donald G. Cook, USAF (Ret.) 75, has been a member of the board since January 11, 2021. General Cook currently serves on the board of Crane Co. (NYSE: CR) (since 2005), where he chairs the nominating and governance committee and is a member of the compensation and the executive committee, and on the board of Cybernance, Inc. (since 2016). General Cook previously served on the boards of USAA Federal Savings Bank (from 2007 to 2018), U.S. Security Associates Inc., a Goldman Sachs portfolio company (from 2011 to 2018), and Beechcraft LLC, formerly known as Hawker Beechcraft Inc. (from 2007 to 2014). General Cook served on the board of Burlington Northern Santa Fe Railroad for almost five years until it was sold to Berkshire Hathaway in 2010 in a transaction valued at $44 billion. He also consults for Lockheed Martin Corporation. In addition to his extensive corporate governance experience, General Cook has been the Chairman of the San Antonio advisory board of the NACD Texas TriCities Chapter, a group recognized as the authority on leading boardroom practices. General Cook had numerous additional command and high-level staff assignments during his 36-year career with the Air Force and retired as a four-star General. He commanded a flying training wing and two space wings, the 20th Air Force (the nation’s nuclear Intercontinental Ballistic Missile force) and was interim Commander of Air Combat Command during the September 11 attacks. General Cook served as the Chief of the Senate Liaison Office and on the staff of the House Armed Services Committee in the U.S. House of Representatives. Prior to his retirement from the Air Force in August 2005, General Cook’s culminating assignment was Commander, Air Education and Training Command at Randolph Air Force Base in Texas, where he was responsible for executing the $8 billion annual budget to recruit, train and educate Air Force personnel, safely implementing the 500,000-hour annual flying hour program and providing for the leadership, welfare, and oversight of 90,000 military and civilian personnel in the command. He was twice awarded the Distinguished Service Medal for exceptional leadership.

General Cook serves on and is the chairperson of the Nominating and Corporate Governance Committee of the Board. General Cook also serves on the Compensation Committee of the Board.

Barbara J. Duganier, 63, has been a member of the Board since January 11, 2021. Ms. Duganier currently serves on the board of MRC Global Inc. (NYSE: MRC) (since 2015), an industrial distributor of pipe, valves and other related products and services to the energy industry, where she chairs the audit committee and serves on the governance committee. Ms. Duganier also serves on the boards of two private companies: McDermott International, Ltd. (since 2020), a fully-integrated provider of engineering and construction solutions to the energy industry, where she chairs the audit committee and serves on the risk committee; and Pattern Energy Group LP (since 2020), a private renewable energy company focused on wind, solar, transmission and storage where she chairs the audit committee. Ms. Duganier previously served on the boards of the general partner of Buckeye Partners, L.P. (NYSE: BPL), a midstream oil and gas master limited partnership, where she chaired the audit committee and served on the compensation committee until the company’s sale in November 2019; of Noble Energy (NASDAQ: NBL), an exploration and production company, where she served as a member of the audit and nominating and governance committees until the company’s sale in October 2020; and West Monroe Partners, a management and technology consulting firm, where she was the lead independent director and nominating and governance committee chair until the sale of the company in November 2021. Ms. Duganier is also a former director and member of the enterprise and risk oversight and compensation committees of HCC Insurance Holdings, a property and casualty insurance underwriter, which was sold in 2015.

From 2004 to 2013, Ms. Duganier was a Managing Director at Accenture, a multinational professional services company that provides services in strategy, consulting, digital technology, and operations. She held various leadership and management positions in Accenture’s outsourcing business, including Global Chief Strategy Officer and Global Growth and Offering Development Lead. A year prior to joining Accenture, she served as an independent consultant to Duke Energy North America. From 1979 to 2002, Ms. Duganier, who is a licensed certified public accountant, worked at Arthur Andersen LLP, where she served as an auditor and financial consultant, as well as in various leadership and management roles, including Global Chief Financial Officer of Andersen Worldwide. Ms. Duganier also serves on the board of John Carroll University and as Chairman of the Board of the National Association of Corporate Directors (NACD) Texas TriCities chapter. Ms. Duganier is an NACD Leadership Fellow, and holds the CERT Cybersecurity Oversight Certification and NACD Director Certification.

Ms. Duganier serves on and is the chairperson of the Compensation Committee of the Board. Ms. Duganier also serves on the Audit Committee of the Board.

Donna E. Epps, 57, has been a member of the Board since January 11, 2021. Ms. Epps currently serves on the board of Saia, Inc. (Nasdaq: SAIA) (since 2019), where she serves on the audit committee and the nominating and governance committee, and on the board of Texas Roadhouse, Inc. (NASDAQ: TXRH), where she serves on the audit committee, the nominating and governance committee and the compensation committee. Ms. Epps was with Deloitte LLP, a multinational professional services network, for over 30 years. Ms. Epps served as an attest Partner of Deloitte LLP from 1998 through 2003 and as a Risk and Financial Advisory Partner of Deloitte LLP from 2004 until her retirement in 2017. During her time at Deloitte LLP, Ms. Epps helped companies develop and implement proactive enterprise risk and compliance programs, focusing on value protection and creation, and provided attest services and financial advisory services in governance, risk and compliance matters to private and public companies across multiple industries. Ms. Epps is currently a licensed certified public accountant and a member of the North Texas Association of Corporate Directors Board. Ms. Epps is Chair of the Girl Scouts of Northeast Texas since April 2021 and Treasurer of Readers2Leaders in Dallas, Texas since 2019.

Ms. Epps serves on and is the chairperson of the Audit Committee of the Board. Ms. Epps also serves on the Nominating and Corporate Governance Committee of the Board.

Dana F. McGinnis, 70, has been a member of the Board since January 11, 2021. Mr. McGinnis is the founder, majority owner, principal executive and Chief Investment Officer of Mission Advisors, LP (“Mission Advisors”). Mission Advisors is a registered investment advisor which manages energy and diversified investments for individuals and institutions. Formerly, Mr. McGinnis managed San Antonio Capital Management and launched a suite of global macroeconomic hedge funds. Mr. McGinnis began his investment advisory career in 1976 at Paine Webber/Rotan Mosle. Mr. McGinnis currently serves as the Director on the board of the Institute for Nautical Archaeology Foundation and the Foundation for the Institute. Mr. McGinnis is the Mission Designee pursuant to the Stockholders’ Agreement.

Mr. McGinnis serves on the Compensation Committee of the Board.

John R. Norris III, 68, serves as Co-Chair of the Board and has been a member of the Board since January 11, 2021. Mr. Norris served as a Trustee of the Trust from 2000 to January 11, 2021. Mr. Norris is a member with the law firm Norris & Weber, PLLC (“Norris & Weber”) in Dallas, Texas. Mr. Norris began working with a predecessor firm of Norris & Weber in 1979 and has stayed with the firm throughout the past 40 years. He has been continuously certified as a legal specialist in estate planning and probate law by the Texas Board of Legal Specialization since 1989. In 1995, he was elected as a Fellow of the American College of Trusts and Estate Counsel, a professional association of lawyers throughout the United States who have been recognized as outstanding practitioners in the laws of wills, trusts, estate planning and administration and related tax planning. Mr. Norris is a member of the State Bar of Texas and the Dallas Bar Association, where he served as Chairman of the Probate, Trust & Estate section in 1995. Mr. Norris was a member of the District 6A Grievance Committee of the State Bar of Texas between 1995 and 2001, serving as its Chairperson between 1998 and 2000.

Eric. L Oliver, 62, has been a member of the Board since January 11, 2021. Mr. Oliver currently serves as the President of SoftVest Advisors, a registered investment adviser that acts as an investment manager for private fund clients. Mr. Oliver additionally serves as the President of HeartsBluff Music Partners, LLC and Carrizo Springs Music Partners, LLC, both of which are registered investment advisers pursuant to an umbrella registration filed by SoftVest Advisors, LLC. Previously, Mr. Oliver was President of Midland Map Company, LLC, a Permian Basin oil and gas lease and ownership map producer from 1997 until its sale in January of 2019 to Drilling- Info, and was Principal of Geologic Research Centers LLC, a log library providing geological data to the oil and gas industry with a library in Abilene, Texas, sold in 2019. Additionally, Mr. Oliver served on the board of Texas Mutual Insurance Company from 2009 until he retired in July 2021. He has also served as a director on the board of AMEN Properties, Inc. (OTC: AMEN) since July 2001 and was appointed Chairman of the Board in September 2002. AMEN Properties directly or indirectly owns certain oil and gas royalty and working interest properties.

Furthermore, Mr. Oliver serves on the board of Abilene Christian Investment Management Company, Abilene Christian University’s endowment management company, and is a former member of the Abilene Community Foundation’s investment committee. Mr. Oliver received a B.A. in Chemistry from Abilene Christian University in 1981. Mr. Oliver is the Softvest Designee pursuant to the Stockholders’ Agreement.

Mr. Oliver serves on the Audit Committee of the Board.

Murray Stahl, 68, has been a member of the Board since January 11, 2021. Mr. Stahl is the Chief Executive Officer, Chairman of the Board and co-founder of Horizon Kinetics LLC and serves as Chief Investment Officer of Horizon Kinetics Asset Management LLC, a wholly owned subsidiary of Horizon Kinetics LLC (together, “Horizon Kinetics”). He has over 30 years of investing experience and is responsible for overseeing Horizon Kinetics’ proprietary research and chairs the firm’s investment committee, which is responsible for portfolio management decisions across the entire firm. He is also the Co-Portfolio Manager for a number of registered investment companies, private funds, and institutional separate accounts. Mr. Stahl is the Chairman and Chief Executive Officer of FRMO Corp. (OTC: FRMO) and has been a director since 2001. He is also a member of the board of RENN Fund, Inc. (NYSE: RCG) (since 2017), the Bermuda Stock Exchange, MSRH, LLC, and the Minneapolis Grain Exchange. He was a member of the board of Winland Electronics, Inc. (from 2015 to 2020) and IL&FS Securities Services Limited (from 2008 to 2020). Prior to co-founding Horizon Kinetics, Mr. Stahl spent 16 years at Bankers Trust Company (from 1978 to 1994) as a senior portfolio manager and research analyst. As a senior fund manager, he was responsible for investing the Utility Mutual Fund, along with three of the bank’s Common Trust Funds: The Special Opportunity Fund, The Utility Fund and The Tangible Assets Fund. He was also a member of the Equity Strategy Group and the Investment Strategy Group, which established asset allocation guidelines for the Private Bank. Mr. Stahl is the Horizon Designee pursuant to the Stockholders’ Agreement.

Mr. Stahl serves on the Nominating and Corporate Governance Committee of the Board.

Tyler Glover, 37, has been a member of the Board since January 11, 2021. Mr. Glover serves as TPL’s President and Chief Executive Officer. Mr. Glover served as Chief Executive Officer, Co-General Agent and Secretary of the Trust from November 2016 to January 11,2021. Mr Glover also currently serves as President and Chief Executive Officer of TPWR, a wholly owned subsidiary of TPL, in which capacity he has acted since its formation in June 2017. Mr. Glover previously served as Assistant General Agent of the Trust from December 2014 to November 2016, and has over 10 years of energy services and land management experience.

At the annual meeting of stockholders held on December 29, 2021, Mr. McGinnis did not receive a majority of the votes cast with respect to his re-election as a director. Notwithstanding the terms of the Stockholders’ Agreement, Horizon and SoftVest did not vote for the re-election of Mr. McGinnis. If Horizon and SoftVest had voted for Mr. McGinnis, he would have received a majority of the votes cast. Pursuant to our amended and restated bylaws, Mr. McGinnis promptly tendered his resignation, subject to acceptance by the Board, to the Board. The Nominating and Corporate Governance Committee of the Board will make a recommendation to the Board as to whether to accept or reject the tendered resignation. The Board will act on the tendered resignation, taking into account the Nominating and Corporate Governance Committee’s recommendation and the failure of Horizon and Soft Vest to vote for Mr. McGinnis as described in the previous paragraph, and publicly disclose its decision regarding the tendered resignation within ninety days of the date of the certification of the annual meeting results.

Executive Officers

Tyler Glover, 37, serves as TPL’s President and Chief Executive Officer. Biographical information for Mr. Glover is included above.

Chris Steddum, 41, serves as TPL’s Chief Financial Officer since June 1, 2021. Prior to that, Mr. Steddum served as Vice President, Finance and Investor Relations of TPL and also served as Vice President, Finance and Investor Relations of the Trust. Prior to joining the Trust in 2019, Mr. Steddum spent 10 years working in oil and gas investment banking, most recently as a Director at Stifel Financial Corporation from 2016 to 2019, and prior to that served as a Director at GMP Securities from 2014 to 2016.

Micheal W. Dobbs, 49, serves as TPL’s Senior Vice President, Secretary and General Counsel. Mr. Dobbs also served as Senior Vice President and General Counsel of the Trust from August 2020 until January 11, 2021. Prior to joining the Trust, Mr. Dobbs had been a partner at Kelley Drye & Warren LLP since 2016. From 2008 to 2016, Mr. Dobbs was shareholder of Jackson Gilmour & Dobbs, PC, an environmental and litigation law firm in Houston, Texas that merged with Kelley Drye & Warren LLP in 2016.

Significant Employees

Robert A. Crain, 43, serves as Executive Vice President of TPWR, in which capacity he has served since its formation in June 2017. From 2015 to 2017, Mr. Crain was Water Resources Manager with EOG Resources where he led the development of EOG’s water resource development efforts across multiple basins including the Permian and Eagle Ford. During his career, he has successfully developed multiple large-scale water sourcing, distribution and treatment systems across multiple platforms and industries.

Stephanie Buffington, 55, serves as TPL’s Chief Accounting Officer, in which capacity she has served since June 1, 2021. From September 2020 through May 2021, Ms. Buffington served as Vice President of Financial Reporting and from December 2017 through September 2021 served as Director of Financial Reporting. Prior to joining the Company, Ms. Buffington most recently served as Vice President of Financial Reporting at Monogram Residential Trust, Inc., a publicly traded REIT, from 2014 to 2017. Ms. Buffington has over 25 years of public company experience and began her career at KPMG. She is a licensed Certified Public Accountant in the State of Texas.

Matters Relating to Our Governance

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics applicable to all members of the Board, executive officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s corporate website at https://www.TexasPacific.com. The information contained on our website is not part of this Report. We intend to disclose any amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics by filing a Current Report on Form 8-K with the SEC.

Communication with Directors

The Board is committed to meaningful engagement with stockholders and welcomes input and suggestions. Information regarding how stockholders can contact the Co-Chairs or non-management members of the Board is set forth in our Corporate Governance Guidelines that are posted on our website. Stockholders who wish to contact the Board may do so by submitting any communications to the Company by mail at 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201, Attention: Investor Relations.

Board Leadership Structure and Risk Oversight

The Co-Chairs of the Board are independent directors. The Company believes that having an independent chair or independent Co-Chairs of the Board will provide strong leadership for the Board and help ensure critical and independent thinking with respect to the Company’s strategy and performance. Our Chief Executive Officer is also expected to serve as a member of the Board as the management representative. The Company believes this is important to make information and insight directly available to the directors in their deliberations. This structure gives the Company an appropriate, well- functioning balance between non-management and management directors that combines experience, accountability, and effective risk oversight.

The Company believes that risk oversight is the responsibility of the Board as a whole and not solely of any one of its committees. The Board periodically reviews the processes established by management to identify and manage risks and communicates with management about these processes. In addition to these measures, the Audit Committee discusses policies with respect to risk assessment and risk management, the Company’s major litigation and financial risk exposures, compliance, cybersecurity, and the steps management has taken to monitor and control such exposures, and the Compensation Committee oversees risks arising from the Company’s compensation plans, policies and programs for its employees. The Nominating and Corporate Governance Committee, with assistance from the Audit Committee and the Compensation Committee, oversees our ESG program and monitors related risks.

Audit Committee Procedures; Procedures for Approval of Related Person Transactions

The Audit Committee meets separately and periodically with the Company’s independent auditor, the Company’s chief financial officer and a representative of the internal audit function to assess certain matters, including the status of the independent audit process, management and the independent auditor’s assessments of the Company’s financial reporting and internal controls and compliance with legal and regulatory requirements, and management’s views as to the competence, performance and independence of the independent auditor. The Audit Committee oversees the internal audit function, including its structure, personnel, budget, and annual internal audit plans. In addition, the Audit Committee, as a whole, reviews and meets to discuss the annual audited financial statements and quarterly financial statements with management and the independent auditor. The Audit Committee makes a recommendation to the Board each year as to whether the annual audited financial statements should be included in the Company’s Annual Report on Form 10-K.

Information about the procedures for approval of related person transactions is available below in Item 13. “Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons.”

Qualiﬁcations and Nominations of Directors

The Nominating and Corporate Governance Committee charter provides that the Nominating and Corporate Governance Committee screen, recruit and interview individuals that the Nominating and Corporate Governance Committee believes are qualified to become members of the Board, consistent with criteria approved by the Board from time to time, and to recommend to the Board the (a) director nominees to be selected by the Board to stand for election or re-election at the annual meeting of stockholders and (b) director candidates to be appointed by the Board to fill vacancies and newly created directorships. The Nominating and Corporate Governance Committee reviews periodically the size of the Board and oversees an annual self-evaluation of the Board and its committees. The Nominating and Corporate Governance Committee may also consider such other factors as it may deem to be in the best interests of the Company and its stockholders.

Whenever the Nominating and Corporate Governance Committee concludes, based on the reviews or considerations described above or due to a vacancy, that a new nominee to the Board is required or advisable, it will consider recommendations from directors, management, stockholders and, if it deems appropriate, consultants retained for that purpose. In such circumstances, it will evaluate individuals recommended by stockholders in the same manner as nominees recommended from other sources. Stockholders who wish to nominate an individual for election as a director directly, without going through the Nominating and Corporate Governance Committee, must comply with the procedures in the Company’s amended and restated bylaws. The Company’s amended and restated bylaws are provided on our website at https://www.TexasPacific.com.

Our Board has adopted a “majority vote policy.” Under this policy, any nominee for director in an uncontested election who receives a greater number of votes “withheld” from his or her election than votes “for” such election is required to tender his or her resignation following certification of the stockholder vote. The Nominating and Corporate Governance Committee will consider the tendered resignation and make a recommendation to the Board whether to accept or reject the resignation.

Insider Trading Policy; Anti-Hedging Policy

We have an Insider Trading Policy that sets forth terms, conditions, timing, limitations, and prohibitions with respect to trading in the Company’s securities. The Insider Trading Policy prohibits all employees, executive officers, directors, agents, consultants and contractors from trading in the Company’s securities while in possession of material nonpublic information. Such persons are also generally prohibited from hedging, including engaging in publicly-traded options, puts, calls, or other derivative instruments relating to the Company’s securities, or selling the Company’s securities “short.” The Insider Trading Policy also requires that such persons obtain pre-approval from the Company’s General Counsel for all pledges, and the deposit in margin accounts, of the Company’s securities and the securities of any other company designated by the Company’s General Counsel. The Insider Trading Policy also restricts directors, officers subject to Section 16 of the Exchange Act, and certain other specifically designated employees from trading in the Company’s securities during certain periods and only after they have obtained pre-clearance for trades in the Company’s securities from the Company’s General Counsel (or, in the case of the General Counsel, the Chief Financial Officer).

Environmental, Social and Governance

Please see our ESG discussion in Item 1. “Business.”

Human Capital

Please see our Human Capital Resources discussion in Item 1. “Business.”

Board of Directors

The Board currently consists of nine directors, eight of whom qualify as independent under the rules of the NYSE. Mr. Barry, Gen. Cook, Ms. Duganier, Ms. Epps, Mr. McGinnis, Mr. Norris, Mr. Oliver and Mr. Stahl are considered “

independent” under the rules of the SEC and the NYSE. Mr. Norris and Mr. Barry jointly serve as chairs of the Board (together, the “Co-Chairs”). Given their extensive experience as Trustees of the Trust, Mr. Norris and Mr. Barry are uniquely suited to lead the Board with their deep understanding of the Company’s business and well-developed relationship with management. Neither Mr. Norris nor Mr. Barry serves on any committee of the Board; instead, they devote their time and efforts to establishing the Board’s agendas and materials, working with management, coordinating activities with the committees of the Board, and transferring their knowledge of the Company’s business to the other members of the Board.

The Board meets at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended December 31, 2021 (the “Last Fiscal Year”), the Board met twelve (12) times and acted one (1) time by unanimous written consent in lieu of holding a meeting. All of the directors attended at least 75% of the total number of meetings held by the Board and of the committees on which they served during the Last Fiscal Year. Each director is also expected to attend the Company’s annual meetings of stockholders.

The Board has three standing committees, consisting of a Nominating and Corporate Governance Committee, an Audit Committee, and a Compensation Committee. Membership in each committee is shown in the following table.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David E. Barry
John R. Norris III
Donald G. Cook		●	▲
Barbara J. Duganier	●	▲
Donna E. Epps	▲		●
Tyler Glover
Dana F. McGinnis		●
Eric L. Oliver	●
Murray Stahl			●
▲Chair     ● Member

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Donald G. Cook, the chair, Donna E. Epps and Murray Stahl. The committee members have met the independence requirements for service on the Nominating and Corporate Governance Committee in accordance with rules of the NYSE. The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending individuals qualified to become members of the Board, and for overseeing corporate governance matters. During the Last Fiscal Year, the Nominating and Corporate Governance Committee held three (3) meetings.

The Board has adopted the Nominating and Corporate Governance Committee Charter which is provided on the Company’s corporate website at https://www.TexasPacific.com.

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

The Audit Committee is responsible for, among other things, ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, pre-approval of work, compensation and oversight of the auditors. During the Last Fiscal Year, the Audit Committee held eight (8) meetings.

The Board has adopted an Audit Committee Charter which is provided on the Company’s corporate website at https://www.TexasPacific.com.

Compensation Committee

The Compensation Committee consists of Barbara J. Duganier, the chair, Donald G. Cook, and Dana F. McGinnis. The Board has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and that they qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The primary function of the Compensation Committee is to review, approve and recommend corporate goals and objectives relevant to compensation of TPL’s Named Executive Officers (as defined below), reviewing and approving TPL’s compensation plans and reviewing and making recommendations regarding compensation for non-employee directors. During the Last Fiscal Year, the Compensation Committee held nine (9) meetings.

The Board has adopted a Compensation Committee Charter which is provided on the Company’s corporate website at https://www.TexasPacific.com.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides information on the compensation arrangements for each of TPL’s Chief Executive Officer, Chief Financial Officer and up to three other most highly compensated individuals who were serving as an executive officer at the end of the Last Fiscal Year, and up to two other individuals who would have been included as other most highly compensated individuals but were not serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executive Officers”). The compensation disclosures below reflect Fiscal Year 2021.

For Fiscal Year 2021, the following officers represented our Named Executive Officers:

•Tyler Glover, our President and Chief Executive Officer

•Chris Steddum, our current Chief Financial Officer

•Michael W. Dobbs, our Senior Vice President, Secretary, and General Counsel, and

•Robert J. Packer, our former Chief Financial Officer

Executive Summary

TPL was originally organized in 1888 as a business trust to hold title to extensive tracts of land in numerous counties in West Texas which were previously the property of the Texas and Pacific Railway Company. On January 11, 2021, we completed our Corporate Reorganization from a business trust to a corporation changing our name from Texas Pacific Land Trust to Texas Pacific Land Corporation.

Our business activity is generated from our surface and royalty interest ownership in West Texas, primarily in the Permian Basin. Our revenues are derived from oil, gas and produced water royalties, sales of water and land, easements and commercial leases. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by the owners and operators of not only the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, easements and other surface-related revenue.

Business and Financial Performance 2021 Highlights

•Net income of $270.0 million, or $34.83 per share (both basic and diluted)

•Revenues of $451.0 million

•Adjusted EBITDA(1) of $388.0 million

•Royalty production of 18.6 thousand barrels of oil equivalent per day

•Total cash dividends of $11.00 per share paid during 2021

•Completed Corporate Reorganization effective January 11, 2021

•Released inaugural ESG disclosure

(1)    Reconciliations of Non-GAAP measures are provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Performance Measures.”
Key Aspects of 2021 and 2022 Design

As noted below, TPL’s executive compensation program for 2021 was a transition from the executive compensation program of the Trust. In 2021, the new Compensation Committee began re-evaluating the program to align it more with typical practices for public companies, which is described in more detail below under 2022 Compensation Program. The following illustration summarizes key aspects of the 2021 and 2022 program structure and illustrates the evolution of the program design.

Features of 2021 Program	⇒	Features of 2022 Program
•Competitive Base Salaries		•Competitive Base Salaries
•Overweighted cash bonuses measured on a discretionary basis (given no availability of equity compensation)		•Competitive annual incentive program, heavily weighted towards pre-established performance metrics of Adjusted EBITDA margin and Free Cash Flow (“FCF”) per share(1)
•No formal equity-based long-term incentive program and no shareholder approved equity compensation plan
•Competitive long-term incentive program comprising a majority of our Named Executive Officers’ compensation
•Weighted 50% towards Performance Share Units (“PSUs”), which are tied to relative shareholder return vs. a broad oil & gas index (“XOP Index”) and 3-year Cumulative FCF per share, and 50% towards Restricted Stock Units, which vest over 3 years

•No stock ownership requirements		•Stock ownership requirements for our Named Executive Officers with a holding requirement

(1)     We calculate Adjusted EBITDA as EBITDA excluding the impact of certain non-cash, non-recurring and/or unusual, non-operating items, including, but not limited to: shared-based compensation expense, proxy and conversion costs related to the Corporate Reorganization and severance costs. We calculate FCF as Adjusted EBITDA less current income tax expense and capital expenditures related to the water segment. FCF per share is FCF divided by the weighted average shares of Common Stock outstanding for the relevant period.

Decision-Making Process

Compensation Philosophy and Approach

TPL’s 2021 executive compensation program was designed to recruit and retain an executive team and to reward performance in achieving TPL’s goals of protecting and maintaining the assets of TPL. The 2021 executive compensation program consisted principally of a salary and an annual cash bonus. Base salaries provide our Named Executive Officers with a steady income stream that is not contingent on TPL’s performance. Differences in salary for the Named Executive Officers may reflect the differing responsibilities of their respective positions, the differing levels of experience of the individuals and internal pay-equity considerations. Salaries are reviewed annually. The cash bonus allows the Compensation Committee flexibility to recognize and reward the Named Executive Officers’ contributions to TPL’s performance in any given year. Salaries are reviewed annually, and salary adjustments and the amounts of cash bonuses are determined by the Compensation Committee and the Board, as applicable, based upon an evaluation of the Named Executive Officer’s performance and contributions, as well as overall performance of the Company, against the goals and objectives of TPL in accordance with the relevant employment agreements in effect, as applicable. See “Employment Agreements” below. In accordance with the employment agreements, final bonus amounts for a completed year are expected to be finalized during the first quarter of the following year.

TPL has historically not incorporated equity-related or other long-term compensation elements in its compensation programs as a result of the business trust structure. As part of its compensation program, TPL maintains both a qualified defined benefit pension plan and a qualified defined contribution plan which are both available to employees generally, as well as to the Named Executive Officers. These plans are designed to assist employees in planning for their retirement.

Consideration of 2021 Say on Pay Vote

At our December 2021 shareholder meeting, the vast majority of our stockholders voted to approve our executive compensation program, with approximately 79.4% approval among votes cast. The Compensation Committee viewed this as support of its approach and philosophy and as a basis for continuing with the changes described in this CD&A for 2022.

Role of the Committee

For 2021, the Compensation Committee had the authority to determine the compensation of the Chief Executive Officer, and make recommendations to the Board, which in turn had authority to make final decisions with respect to the compensation of the Named Executive Officers other than the Chief Executive Officer; however, 2021 bonus amounts for all Named Executive Officers were approved by the full Board. Beginning in 2022, the Compensation Committee has the sole authority to determine the compensation of the Named Executive Officers other than the Chief Executive Officer and to make recommendations to the Board, which has the authority to make final decisions, with respect to the compensation of the Chief Executive Officer. Prior to the Corporate Reorganization on January 11, 2021, the Nominating, Compensation and Governance Committee had the sole authority to determine the compensation of the Named Executive Officers. The Compensation Committee is also responsible for developing and overseeing an equity compensation program for the Company generally for other employees, and for making recommendations to the Board with respect to compensation for non-employee directors, with assistance from the Compensation Committee’s independent compensation consultant.

In establishing the Named Executive Officers’ compensation for 2021 and the new compensation program for 2022, the Compensation Committee Chair and the full Compensation Committee met multiple times, including with management and/or the Compensation Committee’s independent compensation consultant, to review market practices, evaluate potential alternatives, and determine appropriate metrics and goals.

Role of Management

Our CEO, Mr. Glover, provided recommendations for compensation for his direct reports. Additionally, the management team provided the Compensation Committee with financial performance information to assist with the assessment of company and individual performance in determining the bonuses for 2021. The Compensation Committee considered this information in its decision-making process. No member of management participated in discussions relating to his or her own compensation.

Role of the Independent Consultant

In setting initial compensation levels for 2021, the Nominating, Compensation and Governance Committee of the Trust engaged Alvarez & Marsal (“A&M”) as an independent compensation consultant. A&M reported to and worked at the direction of the Trust’s Nominating, Compensation and Governance Committee. A&M provided no services to and earned no fees from the Trust outside of its engagement with the Nominating, Compensation and Corporate Governance Committee of the Trust. The Trust’s Nominating, Compensation and Governance Committee determined that A&M was independent from management based upon the consideration of various relevant factors, including that A&M did not provide any services to the Trust except advisory services to the Nominating, Compensation and Governance Committee, and that A&M had and adhered to policies and procedures that were designed to prevent conflicts of interest.

In May 2021, after a competitive bid process pursuant to which several compensation consultants were considered, the Compensation Committee selected Meridian Compensation Partners, LLC (“Meridian”) as its new independent compensation consultant to assist the Compensation Committee in fulfilling its responsibilities related to the oversight of TPL Corporation’s executive officer and non-employee director compensation. The Compensation Committee determined that Meridian was independent from management based upon the consideration of various relevant factors, including that Meridian did not provide any services to TPL except advisory services to the Compensation Committee, and that Meridian had and adhered to policies and procedures that were designed to prevent conflicts of interests.

The independent compensation consultant advises the Compensation Committee in the development of pay strategies regarding our executive officers, including our CEO, and non-employee directors. The Compensation Committee reviews and discusses matters involving executive officer and non-employee director compensation. Following this review, the Compensation Committee makes a determination and/or recommendation to the Board regarding, among other things (a) the compensation of the CEO and other executive officers including salary, bonus, benefits, incentive awards and perquisites, and (b) compensation for TPL’s non-employee directors.

Benchmarking Process

Determining Initial 2021 Compensation Program

Effective January 11, 2021, as part of the Corporate Reorganization, the Board formed the current Compensation Committee. The Compensation Committee engaged A&M to assist with, among other items, the determination of 2021 pay levels for certain executive officers. A&M conducted a market analysis of pay levels using industry data and at companies that had attributes similar to one or more of TPL’s business lines. Those included industrial and E&P sector data and companies with a similar market capitalization to TPL (listed below).

Apache Corporation	Graco Inc.
Baker Hughes Company	Helmerich & Payne, Inc.
Black Stone Minerals, L.P.	ITT Inc.
Cabot Oil & Gas Corporation	Marathon Oil Corporation
Cimarex Energy Co.	Murphy Oil Corporation
ChampionX Corporation	National Oilwell Varco, Inc.
CNX Resources Corporation	Parsley Energy, Inc.
Continental Resources, Inc.	PDC Energy, Inc.
Devon Energy Corporation	Pentair plc
Diamondback Energy, Inc.	Range Resources Corporation
Flowserve Corporation	WPX Energy, Inc.

The Compensation Committee used this information as reference information with respect to reviewing 2021 compensation levels, among other factors.

Redesigning Program for 2022

As described below, the Compensation Committee asked Meridian to review market data as part of the process of transitioning to a more equity-based compensation program and establishing 2022 compensation for our Named Executive Officers. As part of this process, the Compensation Committee noted that TPL is a unique organization in a number of ways:

•It is the largest publicly-traded mineral royalty focused organization, with a market capitalization approximately double the next largest publicly-traded mineral royalty focused organization;

•Unlike most mineral royalty focused organizations, TPL also owns and manages a large amount of surface rights;

•These surface rights allow the creation of additional business lines, such as our Surface Leases, Easements and Material (referred to as “SLEM”) and water businesses;

•TPL’s legacy assets carry zero basis on the balance sheet; and

•TPL’s financial profile is unusual with no debt, limited book assets, and high margins. TPL also returns a significant portion of its cash flow to shareholders through dividends and share repurchases.

As a result of these unique characteristics, TPL does not have any close peers. Instead of reviewing peer group market data, the Compensation Committee asked Meridian to review compensation for a group of comparable reference companies (the “Reference Group”). This Reference Group (listed below) represents companies which operate in ancillary businesses such as royalty companies, midstream companies, E&P companies, and real estate investment trusts that have business lines similar to TPL and are similar in market capitalization, enterprise value, and Adjusted EBITDA.

Royalty Companies	E&P Companies
PrairieSky Royalty Ltd.	Marathon Oil Corporation
Black Stone Minerals, L.P.	PDC Energy, Inc.
Brigham Minerals, Inc.	Matador Resources Company
SM Energy Company
Midstream Companies	Callon Petroleum Company
Western Midstream Partners, LP
DCP Midstream, LP	Real Estate Investment Trusts
EnLink Midstream, LLC	Outfront Media Inc.
NuStar Energy L.P.	Rayonier Inc.
Crestwood Equity Partners LP	Innovative Industrial Properties, Inc.
Lexington Realty Trust

Market data from this Reference Group, plus additional broad survey data from general industry and the E&P industry, was used by the Compensation Committee as a reference to help determine the 2022 compensation program design and individual pay levels as well as in determining the 2021 transition awards, which are described below.

2021 Compensation Program

TPL’s 2021 executive compensation program was designed to reward performance in achieving TPL’s goals of protecting and maintaining the assets of TPL. The executive compensation program consisted principally of a base salary and an annual cash bonus, aligned with the historical program operated by the Trust.

Base Salaries

Our Named Executive Officers receive a base salary to provide a competitive level of fixed compensation based on each individual’s role, experience, qualifications, and individual performance. The base salaries as of the end of 2021 for our Named Executive Officers in 2021 were as follows:

Named Executive Officer	Base Salary as of December 31, 2021
Tyler Glover	$850,000
Chris Steddum	$475,000
Micheal Dobbs	$400,000

The salaries for Mr. Glover and Mr. Dobbs were unchanged from 2020. Mr. Steddum’s salary was increased from $450,000 to $475,000 effective June 1, 2021, upon his promotion to Chief Financial Officer based on market data provided by Meridian.

2021 Bonuses

Each of the executive officers had a target bonus expressed as a percentage of salary, which was established in his employment agreement. Historically, this comprised the majority of our Named Executive Officers’ compensation as we did not have a long-term equity incentive program. The target bonuses as a percentage of salary for each of our Named Executive Officers for 2021 were as follows:

Named Executive Officer	2021 Target Bonus as a % of Salary
Tyler Glover	300%
Chris Steddum	225%
Micheal Dobbs	100%

There was no change to the target bonus percentages for Mr. Glover and Mr. Dobbs from 2020. Mr. Steddum’s target bonus percentage was set at 225% effective with his promotion to Chief Financial Officer on June 1, 2021, based on a review of market benchmarks provided by Meridian.

The actual bonus earned has historically been based on a subjective assessment of performance at the end of the year. The Compensation Committee continued this practice for 2021, but established a plan to change the process for 2022. In determining the bonus outcome for 2021, the Committee also considered the following key measures of performance as well as individual performance evaluations for the Named Executive Officers:

•Adjusted EBITDA Margins of 86.0%;

•FCF/share of $36.61;

•Published the inaugural ESG disclosures; and

•Completed the transition from a trust to a C-corporation.

Based on this assessment, the Compensation Committee awarded bonuses as follows for each of the Named Executive Officers:

Named Executive Officer	Actual Bonus for 2021
Tyler Glover	$2,550,000
Chris Steddum	$1,068,750
Micheal Dobbs	$600,000

Mr. Dobbs received a bonus of 150%, including a discretionary 50% above his target after considering benchmarks provided by Meridian.

Equity Transition Awards

Prior to December 2021, TPL did not have equity available to provide equity-based compensation. Upon stockholder approval of the 2021 Incentive Plan in December 2021, the Committee awarded one-time grants of restricted stock to our executive group, including the Named Executive Officers. These one-time awards served the following purposes:

•Align the management team’s interests with stockholders;
•Help facilitate the transition from the prior cash-based compensation structure to the new structure which is more heavily weighted towards equity compensation with long-term vesting, aligned with typical public company practices;
•Reward the management team for strong financial performance in 2021, including increased margins and improved FCF generation; and
•Provide a retention mechanism to help ensure the stability of the management team.
These one-time transition awards, which were made in the form of restricted stock grants, will vest 60% on the first anniversary of the grant date and 40% on the second anniversary of the grant date and were approved for the following amounts:

Named Executive Officer	Approved Amount	Number of Restricted Shares(1)
Tyler Glover	$1,500,000	1,199
Chris Steddum	$900,000	719
Micheal Dobbs	$500,000	400

(1)    Number of shares determined by dividing the approved dollar amount by the closing stock price on the NYSE on December 29, 2021, the date of grant.

Other Compensation

TPL’s Named Executive Officers are eligible to participate in the same benefit programs as are available to all TPL employees generally. These include both a qualified defined benefit pension plan and a qualified defined contribution plan.

These plans are designed to assist employees in planning for their retirement. There are no supplemental non-qualified programs solely for the benefit of our executives.

TPL also provides certain executive officers with minimal perquisites, including an automobile allowance.

Mr. Packer’s Compensation

Mr. Packer’s compensation for 2021 consisted of his salary and certain benefits and perquisites until he retired effective May 31, 2021, and consulting fees through December 31, 2021. He was not eligible for any incentive compensation for 2021 and did not receive any severance upon his departure.

2022 Compensation Program Redesign

Following the Corporate Reorganization, the newly established Compensation Committee began the process of redesigning the compensation programs to better align with typical C-corporation practices, which include:

•A more structured annual incentive program including pre-established metrics and goals;

•Equity compensation with three year vesting periods, including both performance-based and time-based vesting elements; and

•Common corporate governance features such as stock ownership guidelines.

The Compensation Committee consulted with Meridian to review typical practices within the Reference Group to consider potential changes to the TPL’s compensation program. The redesign was intended to meet the following objectives:

•Align executives’ financial interests more closely with shareholders;

•Tie executive compensation more with long-term performance (both stock price and financial performance) incorporating greater risk into the awards while relying less on discretionary compensation;

•Incorporate long-term vesting periods to help ensure continuity of the management team;

•Enhance the structure of the program to create more transparency for participants and stockholders about how outcomes are determined and increase the risk profile of the program;

•Meet common governance standards for public companies; and

•Ensure a competitive compensation program.

As part of the redesign, the Compensation Committee reduced the annual cash incentive targets for each of our officers and incorporated long-term equity-based incentive compensation to more closely align with practices within the Reference Group.

Additionally, the Compensation Committee established goals and metrics for both the annual incentive (cash bonus) and long-term incentive (equity awards) programs for 2022, which are summarized in the following tables:

2022 Annual (Short-Term) Incentive Program Summary

Metric	Weight	Rationale
Adjusted EBITDA Margin %	37.5%	TPL has some of the highest Adjusted EBITDA margins of any industry and maintaining those margins is a high priority for the management team
FCF per share	37.5%	Generating FCF is a high priority for TPL, which allows for greater returns to stockholders in the form of increased dividends and share repurchases
Strategic Objectives	25%	These objectives will be established based on key strategic priorities to ensure long-term success, such as safety and ESG alignment

2022 Long-Term Incentive Program Summary

Vehicle	Weight	Rationale
PSUs Tied to Relative Total Stockholder Return (TSR) against the XOP Index	25%	This vehicle is only earned if TPL performs well against a broad group of energy companies included in the XOP index. The maximum amount can only be earned if TPL is in the top 10% of this index.
PSUs Tied to 3-year Cumulative FCF per Share	25%	This vehicle is only earned if TPL meets pre-established goals for generating FCF over the three-year performance period. Generating FCF allows for greater returns to stockholders in the form of increased dividends and share repurchases.
Time-Based Restricted Stock Units (RSUs)	50%	These awards continue to increase alignment between executives’ interests and shareholders by increasing the share ownership of our executive team. They also help encourage continuity of the management team due to long-term (three-year) vesting provisions.

The Compensation Committee believes the new structure will help achieve its objectives as described above.

Other Governance Features

Stock Ownership Guidelines

The Company believes that it is in the best interests of our stockholders for our Named Executive Officers and other executive officers to maintain a significant ownership position in TPL to create substantial alignment between our senior management and our stockholders. Therefore, we have established stock ownership guidelines applicable to all of our executive officers. The ownership guidelines require each of our executive officers to hold shares of Common Stock with an aggregate value of at least a specified multiple of base salary as follows:

•CEO – 5x base salary

•Other Named Executive Officers – 2x base salary

•Other Section 16 reporting persons – 1x base salary

Shares counting towards the guideline include TPL shares held outright and unvested time-based restricted shares. Performance shares do not count until earned. Until each officer has achieved the desired ownership level, he or she is required to retain at least 50% of the after-tax shares received upon vesting of equity awards.

Employment Agreements

The Company has entered into employment agreements with each Named Executive Officer following approval from the Compensation Committee. These employment agreements provide for minimum levels of compensation and provide severance protections for the officer upon a termination of employment without Cause or for Good Reason (as defined in the agreements). These agreements help match competitive practices and also include certain restrictive covenants which help protect the Company. The provisions of these agreements are summarized under the “Employment Agreements” below.

Accounting and Tax Considerations

In setting the components of our executive compensation program, the Committee considers the impact of the following tax and accounting provisions:

Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallows a tax deduction by public companies for compensation over $1 million paid individually to covered employees, as defined in the Code. Tax deductibility is only one factor considered by the Committee in making compensation decisions that are in the best interest of TPL and our stockholders.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation” (“ASC Topic 718”). ASC Topic 718 requires a public company to measure the cost of employee services received in exchange for an award of equity based on the grant date fair value of the award. Our equity awards to the Named Executives Officers (and to our other employees) are structured to maintain the appropriate accounting treatment.

Code Section 409A. Section 409A of the Code provides that deferrals of compensation under a nonqualified deferred compensation plan or arrangement are to be included in an individual’s current gross income to the extent that such deferrals are not subject to a substantial risk of forfeiture and have not previously been included in the individual’s gross income, unless certain requirements are met. We structure our stock plans, change of control agreements, severance plans and agreements and other incentive plans and agreements, each to the extent they are subject to Section 409A, to be in compliance with Section 409A.

Code Sections 280G and 4999. The change of control benefits in our Named Executive Officers’ employment agreements provide that, upon a change of control, we will either (i) reduce the amount of severance benefits otherwise payable to the executive officer so that such severance benefits will not be subject to excise tax for purposes of Code Sections 280G and 4999 or (ii) pay the full amount of severance benefits to the executive officer (but with no tax “gross-up”), whichever produces the better after-tax result for the executive officer (often referred to as the “best-of-net” approach).

Risk Assessment

The Compensation Committee has reviewed the relationship between our risk management policies and compensation policies and practices and concluded that we do not have any compensation policies or practices that expose us to risks that are reasonably likely to have a material adverse effect on TPL.

Other Compensation-Related Policies
We have an Insider Trading Policy that sets forth terms, conditions, timing, limitations, and prohibitions with respect to trading in the Company’s securities. The Insider Trading Policy also generally prohibits executive officers, among others, from hedging, including engaging in publicly-traded options, puts, calls, or other derivative instruments relating to the Company’s securities, or selling the Company’s securities “short.” The Insider Trading Policy also requires that such persons obtain pre-approval from the Company’s General Counsel for all pledges, and the deposit in margin accounts, of the Company’s securities. The Insider Trading Policy is discussed further under “Insider Trading Policy; Anti-Hedging Policy” below.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Named Executive Officers:

Name and Position	Year	Salary	Bonus (1)	Stock Awards (2)	Change in Actuarial Present Value of Accumulated Benefits (3)	All Other Compensation(4)(5)	Total
Tyler Glover	2021	$850,000	$2,550,000	$1,500,848	$37,183	$31,800	$4,969,831
President and Chief Executive Officer	2020	$850,000	$2,040,000	$—	$85,166	$31,500	$3,006,666
	2019	$800,000	$2,900,000	$—	$70,515	$19,000	$3,789,515

Chris Steddum	2021	$464,769	$1,068,750	$900,008	$32,017	$17,400	$2,482,944
Chief Financial Officer(6)	2020	$450,000	$573,750	$—	$17,223	$10,318	$1,051,291
	2019	$225,000	$412,500	$—	$—	$—	$637,500

Micheal W. Dobbs	2021	$400,000	$600,000	$500,700	$—	$12,000	$1,512,700
Senior Vice President, Secretary and General Counsel (7)	2020	$166,667	$266,666	$—	$—	$—	$433,333

Robert J. Packer	2021	$415,719	$—	$—	$18,177	$64,733	$498,629
Former Chief Financial Officer (8)	2020	$850,000	$2,040,000	$—	$112,541	$31,500	$3,034,041
	2019	$800,000	$2,900,000	$—	$101,139	$32,866	$3,834,005

(1)Represents the bonus amount approved by the Compensation Committee, with respect to all Named Executive Officers for 2021 and 2020, and the Trustees with respect to Mr. Dobbs for 2020 and all Named Executive Officers for 2019. Bonuses for 2020 and 2019 were accrued as of the respective year end and were paid and/or expected to be paid on or before March 15 of the applicable year. Mr. Steddum’s 2021 bonus amount includes a $50,000 promotion bonus that was paid during 2021. Mr. Dobbs’ 2020 bonus amount includes a $100,000 sign-on bonus that was paid during 2020.

(2)Amounts reflect rounding up to full shares upon conversion of approved dollar-denominated awards.

(3)Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under TPL’s pension plan over the prior year. For further information regarding TPL’s pension plan, see Note 6, “Pension and Other Postretirement Benefits” in our consolidated financial statements included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”

(4)Represents contributions by TPL to the account of the Named Executive Officer under the Company’s defined contribution retirement plan.

(5)The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in the table because the amount was below the SEC’s $10,000 threshold for disclosure except for Mr. Glover, whose perquisites consisted of $14,400 in automobile allowance for 2021 and 2020, and Mr. Packer, who received $25,000 in severance as part of the termination of his Employment Agreement and a retirement gift valued at $22,333 in 2021, and $14,400 and $10,594 in automobile allowance for 2020 and 2019, respectively.

(6)Mr. Steddum became Chief Financial Officer effective June 1, 2021. As of December 2019, Mr. Steddum was not eligible to participate in TPL’s actuarial pension plan. Mr. Steddum became eligible for TPL’s defined benefit plan during 2020 but had not earned a benefit as of December 31, 2020.

(7)Mr. Dobbs joined TPL as Senior Vice President and General Counsel effective August 3, 2020. As of December 31, 2020, Mr. Dobbs was not eligible to participate in TPL’s defined benefit and actuarial pension plans.

(8)Mr. Packer retired from TPL effective May 31, 2021.

Pay Ratio Disclosure

For purposes of calculating the 2021 ratio of the median annual total compensation of all employees to the total annual compensation of the Chief Executive Officer, TPL included base salary and annual bonus amounts in its calculation of annual total compensation.  We used December 31, 2021 as the measurement date.  Base salary amounts were annualized for any employee who had less than a full year of service during 2021. Total compensation for Mr. Glover, the Chief Executive Officer, was determined to be $3,400,000 and was approximately 24 times the median annual compensation of all of our employees, excluding the Chief Executive Officer, of $142,600.  For purposes of this calculation, the Company had 91 employees, excluding the Chief Executive Officer.

Employment Agreements

Messrs. Glover and Packer

On August 8, 2019, the Trust entered into employment agreements (the “Employment Agreements”) with Mr. Glover, its General Agent and Chief Executive Officer (the “Glover Agreement”), and Mr. Packer, its former General Agent and Chief Financial Officer (the “Packer Agreement”). The Employment Agreements were effective as of July 1, 2019.

In connection with the Corporate Reorganization, the Company entered into amended and restated agreements with each of Mr. Glover and Mr. Packer, described below. Mr. Packer retired effective May 31, 2021.

Under the Employment Agreements, Mr. Glover and Mr. Packer received a base salary of $800,000 per annum, subject to annual review, and were eligible for an annual cash bonus of up to 300% of such base salary for achievement of specified performance targets, except that the cash bonus for the calendar year 2019 was at least 100% of the cash bonus paid with respect to 2018, as established by the Nominating, Compensation and Governance Committee of the Trust. Until the Trust or the Company established an equity compensation plan, Mr. Glover and Mr. Packer were required to use at least 25% of their cash bonuses (net of estimated taxes) to purchase Sub-shares or Common Stock. The term of each of the Glover Agreement and the Packer Agreement ended on December 31, 2020, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date.

Each Employment Agreement provided for payment of severance benefits if the officer’s employment is terminated by the Trust without cause or by the officer for good reason, provided that the officer executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits included (i) accrued but unpaid bonuses and vested long-term incentive benefits (ii) a pro rata bonus for the year of termination (if such termination occurs after the first calendar quarter), (iii) up to 18 months of COBRA premiums for continued group health, dental and vision coverage for the officer and his dependents, paid for by the Trust, and (iv) if such termination occurred during the first 15 months of the term, an amount equal to two times the average of his base salary and cash bonus for the preceding two years, which amount would be reduced to one times such average for the preceding year if such termination occurred after the first 15 months of the term. If the officer’s employment was terminated by the Trust without cause, by the officer for good reason, or upon failure of the Trust to renew the term of the Agreement, in all such cases, within 24 months following a change in control of the Trust as defined in the Agreements, then, in lieu of the amount specified in clause (iv), the officer was entitled to an amount equal to 2.99 times the greater of (a) the average of his base salary and cash bonus for the two years preceding the change in control and (b) his base salary and target cash bonus for the year of the change in control. If the officer’s employment terminated due to death or disability, he would be entitled to the benefits described in clauses (i) and (ii) above. The officer would also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses following termination of employment for any reason.

The Employment Agreements provided that Mr. Glover and Mr. Packer were entitled to participate in all benefit plans provided to the Trust’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Trust, as well as in any long-term incentive program established by the Trust. They also provided for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

Each Employment Agreement contained restrictive covenants prohibiting the officer from disclosing the Trust’s confidential information at any time, from competing with the Trust in specified counties where the Trust does business during his employment, subject to certain exceptions, and for one year thereafter (or six months thereafter if he terminates his employment voluntarily without good reason), and from soliciting the Trust’s clients, suppliers and business partners during his employment and for one year thereafter.

As noted above, effective upon the Corporate Reorganization on January 11, 2021, the Company entered into an amended and restated employment agreement with each of Messrs. Glover and Packer to (i) confirm the assumption by the Company of the obligations of the Trust under the Glover Agreement and the Packer Agreement and (ii) to reflect the increase in base salary for each of Messrs. Glover and Packer to $850,000 and the change of the end of the term of each of the Glover Agreement and the Packer Agreement to December 31, 2021. The amended and restated employment agreements are otherwise identical in all material respects to the Glover Agreement and the Packer Agreement.

On February 8, 2022, the Company and Mr. Glover entered into an Amended and Restated Employment Agreement (the “A&R Glover Employment Agreement”) which replaces the previous employment agreement between the Company and Mr. Glover.

Pursuant to the A&R Glover Employment Agreement, Mr. Glover receives a base salary of $850,000 per annum, subject to annual review, and shall also be eligible for an annual bonus (“Bonus”) based on achievement of specified performance targets as established by the Compensation Committee of the Board of Directors. For 2021, Mr. Glover is eligible for a target annual Bonus of 300% of his base salary (“2021 Bonus”) which shall be paid in cash, provided that 25% of the after-tax amount of the 2021 Bonus may be paid in Common Stock. For years after 2021, Mr. Glover’s target annual Bonus will be at least 100% of his base salary and will be payable in cash. For years after 2021, Mr. Glover will also be eligible to receive annual long-term incentive awards under the 2021 Plan (“LTI Awards”) as determined by the Company, the target amount of which, when added to Mr. Glover’s target Bonus for the year, will be at least 300% of his base salary for the relevant year. The term of the A&R Glover Employment Agreement ends on December 31, 2024, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date.

The A&R Glover Employment Agreement provides for payment of severance benefits if Mr. Glover’s employment is terminated by the Company without cause or by Mr. Glover for good reason, provided that Mr. Glover executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid Bonuses, (ii) LTI Award benefits to the extent provided for pursuant to the underlying award and plan documents, (iii) a pro rata Bonus for the year of termination (if such termination occurs after the first calendar quarter), (iv) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage for Mr. Glover and his dependents, and (v) an amount equal to two times the greater of (A) the average of his base salary and Bonus for the preceding three years, or (B) his base salary and target Bonus for the year of termination. If Mr. Glover’s employment is terminated by the Company without cause, by Mr. Glover for good reason, or upon failure of the Company to renew the term of the Agreement, in all such cases, within 24 months following a change in control of the Company as defined in the A&R Glover Employment Agreement, then, in lieu of the amount specified in clause (v), Mr. Glover will be entitled to an amount equal to 2.99 times the greater of (a) the average of his base salary and Bonus for the three years preceding the year in which the change in control occurs, and (b) his base salary and target Bonus for the year in which the change in control occurs. If Mr. Glover’s employment terminates due to death or disability, he or his estate will be entitled to the benefits described in clauses (i), (ii) and (iii) above. Mr. Glover will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses, following termination of employment for any reason.

The A&R Glover Employment Agreement provides that Mr. Glover will be entitled to participate in all benefit plans provided to the Company’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Company, as well as in any long-term incentive program established by the Company. It also provides for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

The A&R Glover Employment Agreement contains restrictive covenants prohibiting Mr. Glover from disclosing the Company’s confidential information at any time, from competing with the Company in specified counties where the Company does business during his employment, subject to certain exceptions, and for one year thereafter (or six months thereafter if he terminates his employment voluntarily without good reason), and from soliciting the Company’s clients, suppliers and business partners during his employment and for one year thereafter.

Mr. Steddum

On August 8, 2019, Mr. Steddum and the Company entered into an Employment Agreement (the “Steddum Agreement”). Pursuant to the Steddum Agreement, Mr. Steddum received a base salary of $450,000 per annum, subject to annual review, and was eligible for an annual cash bonus of up to 150% of such base salary for achievement of specified performance targets as established by the Compensation Committee. Mr. Steddum was also eligible for a relocation allowance of $75,000 to cover his expenses in connection with his move to Dallas. The term of the Steddum Agreement ends on December 31, 2022, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date.

The Steddum Agreement provided for payment of severance benefits if the officer’s employment was terminated by the Company without cause or by Mr. Steddum for good reason, provided that Mr. Steddum executed a general waiver and release of claims and complied with the restrictive covenants described below. The severance benefits included (i) accrued but unpaid bonuses and vested long-term incentive benefits (ii) a pro rata bonus for the year of termination (if such termination occurs after the first calendar quarter), (iii) up to 12 months of COBRA premiums for continued group health, dental and vision coverage for the officer and his dependents, paid for by the Company, and (iv) an amount equal to one times the average of his base salary and cash bonus for the preceding two years. If Mr. Steddum’s employment was terminated by the Company without cause, by the officer for good reason, or upon failure of the Company to renew the term of the Agreement, in all such cases, within 24 months following a change in control of the Company as defined in the Steddum Agreement, then, in lieu of the amount specified in clause (iv), Mr. Steddum would be entitled to an amount equal to 1.5 times the greater of (a) the average of his base salary and cash bonus for the two years preceding the change in control and (b) his base salary and target cash bonus for the year of the change in control. If Mr. Steddum’s employment terminates due to death or disability, he would be entitled to the benefits described in clauses (i) and (ii) above. Mr. Steddum would also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses following termination of employment for any reason.

On February 8, 2022, the Company and Mr. Steddum entered into an Amended and Restated Employment Agreement (the “A&R Steddum Employment Agreement”). The A&R Steddum Employment Agreement replaces the previous employment agreement between TPL and Mr. Steddum.

Pursuant to the A&R Steddum Employment Agreement, Mr. Steddum receives a base salary of $475,000 per annum, subject to annual review, and shall also be eligible for an annual bonus (“Bonus”) based on achievement of specified performance targets as established by the Compensation Committee of the Board of Directors. For 2021, Mr. Steddum is eligible for a target annual Bonus of 225% of his base salary (“2021 Bonus”) which shall be paid in cash, provided that 25% of the after-tax amount of the 2021 Bonus may be paid in Common Stock. For years after 2021, Mr. Steddum’s target annual Bonus will be at least 90% of his base salary and will be payable in cash. For years after 2021, Mr. Steddum will also be eligible to receive annual LTI Awards as determined by the Company, the target amount of which, when added to Mr. Steddum’s target Bonus for the year, shall be at least 225% of his base salary for the relevant year. The term of the A&R Steddum Employment Agreement ends on December 31, 2024, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date.

The A&R Steddum Employment Agreement provides for payment of severance benefits if Mr. Steddum’s employment is terminated by the Company without cause or by Mr. Steddum for good reason, provided that Mr. Steddum executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid Bonuses, (ii) LTI Award benefits to the extent provided for pursuant to the underlying award and plan documents, (iii) a pro rata Bonus for the year of termination (if such termination occurs after the first calendar quarter), (iv) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage for Mr. Steddum and his dependents, and (v) an amount equal to two times the greater of (A) the average of his annualized base salary and Bonus for the preceding three years, or (B) his base salary and target Bonus for the year of termination. If Mr. Steddum’s employment is terminated by the Company without cause, by Mr. Steddum for good reason, or upon failure of the Company to renew the term of the Agreement, in all such cases, within 24 months following a change in control of the Company as defined in the A&R Steddum Employment Agreement, then, in lieu of the amount specified in clause (v), Mr. Steddum will be entitled to an amount equal to 2.99 times the greater of (a) the average of his annualized base salary and Bonus for the three years preceding the year in which the change in control occurs, and (b) his base salary and target Bonus for the year in which the change in control occurs. If Mr. Steddum’s employment terminates due to death or disability, he or his estate will be entitled to the benefits described in clauses (i), (ii) and (iii) above. Mr. Steddum will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses, following termination of employment for any reason.

The A&R Steddum Employment Agreement provides that Mr. Steddum will be entitled to participate in all benefit plans provided to the Company’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Company, as well as in any long-term incentive program established by the Company. It also provides for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

The A&R Steddum Employment Agreement contains restrictive covenants prohibiting Mr. Steddum from disclosing the Company’s confidential information at any time, from competing with the Company in specified counties where the Company does business during his employment, subject to certain exceptions, and for one year thereafter (or six months thereafter if he terminates his employment voluntarily without good reason), and from soliciting the Company’s clients, suppliers and business partners during his employment and for one year thereafter.

Mr. Dobbs

Effective upon the Corporate Reorganization on January 11, 2021, the Company entered into an employment agreement with Mr. Dobbs, its Senior Vice President, General Counsel and Secretary (the “Dobbs Agreement”).

Under the Dobbs Agreement, Mr. Dobbs will receive a base salary of $400,000 per annum, subject to annual review, and be eligible for an annual cash bonus of up to 100% of such base salary for achievement of specified performance targets as established by the Compensation Committee. Until the Company establishes an equity compensation plan, Mr. Dobbs is required to use at least 25% of his cash bonus (net of estimated taxes) to purchase shares of Common Stock. The term of the Dobbs Agreement ends on December 31, 2021, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date.

The Dobbs Agreement provides for payment of severance benefits if the officer’s employment is terminated by the Company without cause or by the officer for good reason, provided that the officer executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid bonuses and vested long-term incentive benefits (ii) a pro rata bonus for the year of termination (if such termination occurs after the first calendar quarter), (iii) up to 18 months of COBRA premiums for continued group health, dental and vision coverage for the officer and his dependents, paid for by the Company, and (iv) if such termination occurs during the first 15 months of the term, an amount equal to two times the average of his base salary and cash bonus for the preceding two years, which amount will be reduced to one times such average for the preceding year if such termination occurs after the first 15 months of the term. If Mr. Dobbs’ employment is terminated by the Company without cause, by the officer for good reason, or upon failure of the Company to renew the term of the Agreement, in all such cases, within 24 months following a change in control of the Company as defined in the Dobbs Agreement, then, in lieu of the amount specified in clause (iv), Mr. Dobbs will be entitled to an amount equal to 2.99 times the greater of (a) the average of his base salary and cash bonus for the two years preceding the change in control and (b) his base salary and target cash bonus for the year of the change in control. If Mr. Dobbs’ employment terminates due to death or disability, he will be entitled to the benefits described in clauses (i) and (ii) above. Mr. Dobbs will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses following termination of employment for any reason.

The Dobbs Agreement provides that Mr. Dobbs will be entitled to participate in all benefit plans provided to the Company’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Company, as well as in any long-term incentive program established by the Company. It also provides for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

The Dobbs Agreement contains restrictive covenants prohibiting Mr. Dobbs from disclosing the Company’s confidential information at any time, and from soliciting the Company’s clients, suppliers and business partners during his employment and for one year thereafter.

On February 8, 2022, the Company and Mr. Dobbs entered into an Amended and Restated Employment Agreement (the “A&R Dobbs Employment Agreement”). The A&R Dobbs Employment Agreement replaces the previous employment agreement between the Company and Mr. Dobbs.

Pursuant to the A&R Dobbs Employment Agreement, Mr. Dobbs receives a base salary of $400,000 per annum, subject to annual review, and shall also be eligible for an annual bonus (“Bonus”) based on achievement of specified performance targets as established by the Compensation Committee of the Board of Directors. For 2021, Mr. Dobbs is eligible for a target annual Bonus of 100% of his base salary (“2021 Bonus”) which shall be paid in cash, provided that 25% of the after-tax amount of the 2021 Bonus may be paid in Common Stock. For years after 2021, Mr. Dobbs’s target annual Bonus will be at least 75% of his base salary and will be payable in cash. For years after 2021, Mr. Dobbs will also be eligible to receive annual LTI Awards as determined by the Company, with the target amount of such LTI Awards for a year, when added to Mr. Dobbs’s target Bonus for the year, being at least 175% of his base salary for the relevant year. The term of the A&R Dobbs Employment Agreement ends on December 31, 2024, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date.

The A&R Dobbs Employment Agreement provides for payment of severance benefits if Mr. Dobbs’s employment is terminated by the Company without cause or by Mr. Dobbs for good reason, provided that Mr. Dobbs executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid Bonuses, (ii) LTI Award benefits to the extent provided for pursuant to the underlying award and plan documents, (iii) a pro rata Bonus for the year of termination (if such termination occurs after the first calendar quarter), (iv) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage for Mr. Dobbs and his dependents, and (v) an amount equal to two times the greater of (A) the average of his annualized base salary and Bonus for the preceding three years, or (B) his base salary and target Bonus for the year of termination. If Mr. Dobbs’s employment is terminated by the Company without cause, by the officer for good reason, or upon failure of the Company to renew the term of the Agreement, in all such cases, within 24 months following a change in control of the Company as defined in the A&R Dobbs Employment Agreement, then, in lieu of the amount specified in clause (v), Mr. Dobbs will be entitled to an amount equal to 2.99 times the greater of (a) the average of his annualized base salary and Bonus for the three years preceding the year in which the change in control occurs, and (b) his base salary and target Bonus for the year in which the change in control occurs. If Mr. Dobbs’s employment terminates due to death or disability, he or his estate will be entitled to the benefits described in clauses (i), (ii) and (iii) above. Mr. Dobbs will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses, following termination of employment for any reason.

The A&R Dobbs Employment Agreement provides that Mr. Dobbs will be entitled to participate in all benefit plans provided to the Company’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Company, as well as in any long-term incentive program established by the Company. It also provides for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

The A&R Dobbs Employment Agreement contains restrictive covenants prohibiting Mr. Dobbs from disclosing the Company’s confidential information at any time, and from soliciting the Company’s clients, suppliers and business partners during his employment and for one year thereafter.

Grants of Plan Based Awards

The following table sets forth certain information concerning equity awards granted to our Named Executive Officers during the Last Fiscal Year.

	Grants of Plan-Based Awards
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Aggregate Fair Value of Stock and Option Awards ($)
Tyler Glover	December 29, 2021	1,199	$1,500,848
Chris Steddum	December 29, 2021	719	$900,008
Micheal W. Dobbs	December 29, 2021	400	$500,700
Robert J. Packer (1)	—	—	—

(1)     Mr. Packer retired from TPL effective May 31, 2021.

The following table sets forth certain information concerning outstanding equity awards of our Named Executive Officers at the end of the Last Fiscal Year. All outstanding stock awards reported in this table represent restricted stock that vests as described in the footnotes to the table. At the end of the Last Fiscal Year, there were no options or unearned equity awards under performance-based plans.

	Outstanding Equity Awards at December 31, 2021
	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Tyler Glover	1,199(1)	$1,500,848
Chris Steddum	719(2)	$900,008
Micheal W. Dobbs	400(3)	$500,700
Robert J. Packer (4)	—	—

(1)    Of such shares, 719 will vest on December 29, 2022 and 480 will vest on December 29, 2023.

(2)    Of such shares, 431 will vest on December 29, 2022 and 288 will vest on December 29, 2023.

(3)    Of such shares, 240 will vest on December 29, 2022 and 160 will vest on December 29, 2023.

(4)    Mr. Packer retired from TPL effective May 31, 2021.

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Tyler Glover	Restated Texas Pacific Land Corporation Employees' Pension Plan	9.0	$252,694	$—
Chris Steddum (1)	Restated Texas Pacific Land Corporation Employees' Pension Plan	1.5	$49,240	$—
Micheal W. Dobbs (2)	Restated Texas Pacific Land Corporation Employees' Pension Plan	—	$—	$—
Robert J. Packer (3)	Restated Texas Pacific Land Corporation Employees' Pension Plan	8.9	$355,857	$—

(1)    Mr. Steddum became Chief Financial Officer effective June 1, 2021. As of December 31, 2020, Mr. Steddum was a participant in TPL’s pension plan but had not yet earned a benefit as of December 31, 2020.

(2)    Mr. Dobbs joined TPL as Senior Vice President and General Counsel effective August 3, 2020. As of December 31, 2020, Mr. Dobbs was not eligible to participate in TPL’s pension plan.

(3)    Mr. Packer retired from TPL effective May 31, 2021.

The Restated Texas Pacific Land Corporation Employees’ Pension Plan is a noncontributory defined benefit pension plan qualified under Section 401 of the Code in which the employees participate. The remuneration covered by the Plan is Salary. The Plan provides a normal retirement benefit equal to 1.5% of a participant’s average Salary for the last five years prior to retirement for each year of Credited Service under the Plan. Credited Service is earned from the participant’s date of membership in the Plan, which is generally not the participant’s date of hire by the Company. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits, see Note 6, “Pension and Other Postretirement Benefits” of the Notes to Financial Statements incorporated by reference in Item 8 of this Report.

As of December 31, 2021, the annual accrued normal retirement benefits are estimated to be $0 for Mr. Dobbs, $37,710 for Mr. Glover, and $6,469 for Mr. Steddum. Mr. Packer terminated during 2021, and his final annual normal retirement benefit was calculated to be $35,043.

The Plan provides for early retirement after 20 years of service with the Company. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55. None of the listed participants are currently eligible for early retirement benefits.

Directors’ Compensation

As discussed in Item 10. “Directors, Executive Officers and Corporate Governance,” our Corporate Reorganization was completed on January 11, 2021 and included a change in our governance structure to a board of directors from our previous structure of being governed by Trustees. All of the non-employee directors of the Board began such service on January 11, 2021.

The following table sets forth information concerning compensation paid to the board of directors during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Total
John R. Norris III	$250,000	$250,000
David E. Barry	$250,000	$250,000
Donald G. Cook	$235,000	$235,000
Barbara J. Duganier	$235,000	$235,000
Donna E. Epps	$240,000	$240,000
Dana F. McGinnis	$220,000	$220,000
Eric L. Oliver	$220,000	$220,000
Murray Stahl	$220,000	$220,000

On an annual basis, all non-employee directors receive a base retainer of $210,000; in connection with the adoption of the 2021 Director Plan, a portion of the base retainer amount is paid in stock in lieu of cash. The 2021 Director Plan provides that the stock portion of such payment is 50% of the base retainer unless otherwise determined by the Company, valued as of the grant date of January 1 of each year. In addition, non-employee directors receive the following amounts for additional Board and committee service: $40,000 for Board co-chair, $10,000 for committee service (per committee), $10,000 for Audit Committee chair, $5,000 for Nominating and Corporate Governance Committee Chair, and $5,000 for Compensation Committee Chair. Directors serving in multiple leadership roles receive incremental compensation for each role, including that committee chairs receive both the committee service fee plus the specified amount for chairing such committee. Directors are not expected to receive additional compensation for attending regularly scheduled Board or committee meetings. For less than full years of service, the compensation paid to the non-employee directors will be prorated based on the number of days of service. In connection with the adoption of the 2021 Directors Plan (as defined below) and commencing on January 1, 2022, 50% (unless such percentage is revised by the Company) of the base retainer fee to non-employee directors will be paid in cash and 50% of it will be paid in restricted stock, valued at the closing price of the Common Stock on the NYSE on the date of grant, and vesting on the first anniversary of grant.

Stock Ownership Guidelines

The Company believes that it is in the best interests of our stockholders for our directors to maintain a significant ownership position in TPL to create substantial alignment with our stockholders. Therefore, we have established stock ownership guidelines applicable to our non-employee directors. The ownership guidelines require each of our non-employee directors to acquire, within five (5) years, and hold shares of Common Stock with an aggregate value of at least five (5) times the base cash retainer. Shares counting towards the guidelines include TPL shares held outright and unvested time-based restricted shares. However, non-employee directors are permitted to sell shares of Common Stock to facilitate tax obligations in connection with the vesting of restricted shares. If a non-employee director falls below the applicable multiple due solely to a decline in the value of shares of Common Stock, such non-employee director will not be required to acquire additional shares to meet the applicable multiple.

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

Since our Corporate Reorganization, our Compensation Committee consists of Ms. Duganier, Gen. Cook and Mr. McGinnis. None of Ms. Duganier, Gen. Cook and Mr. McGinnis, the members of the Compensation Committee, was an officer or employee of TPL during the Last Fiscal Year or had any relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K. There are no interlocking relationships requiring disclosure by the Company pursuant to Item 407(e)(4)(iii) of Regulation S-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2021, regarding the shares of our Common Stock authorized for issuance under our equity compensation plans.

Plan	Number of shares of Common Stock issuable upon exercise of outstanding options, warrants or rights	Weighted average of exercise price of outstanding	Number of shares of Common Stock remaining available for future issuance
Texas Pacific Land Corporation 2021 Equity Incentive Plan (the “2021 Incentive Plan”) approved by shareholders	—	—	71,670
Texas Pacific Land Corporation 2021 Director Stock and Equity Incentive Plan (the “2021 Director Plan”) approved by shareholders	—	—	10,000
Equity compensation plans not approved by shareholders	—	—	—

2021 Incentive Plan

We maintain our 2021 Incentive Plan (the “2021 Plan”), pursuant to which we may grant to any employee of the Company, an affiliate or a subsidiary nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The 2021 Plan was approved by our Board on August 11, 2021 and by our stockholders on December 29, 2021, and will expire on December 29, 2031. The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 75,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner.

Unless otherwise provided in an award agreement or otherwise determined by the Compensation Committee, upon a Change in Control of the Company the following shall occur:

•For awards other than performance awards, a Replacement Award (that is, an award with a value and terms that are at least as favorable as the outstanding award) may be issued;

•For awards other than performance awards, if a Replacement Award is not issued and the Company’s Common Stock ceases to be publicly traded after the change in control, such awards shall be immediately vested and exercisable upon such change in control;

•For unearned performance awards, the award shall be (i) earned on a pro-rata basis at the higher of actual or target performance and (ii) measured as of the end of the calendar quarter before the change in control date or, if the award is stock-price based, as of the effective date of the change in control;

•For earned but unvested performance awards, the award shall be immediately vested and payable as of the change in control;

•For awards other than performance awards, if the Company’s Common Stock continues to be publicly traded after change in control, such awards shall continue under their applicable terms, unless otherwise determined by the Compensation Committee.

Notwithstanding the forgoing, in the case of awards other than performance awards, the Compensation Committee may cancel such awards, and the award holders shall receive shares or cash equal to the difference between the amount stockholders receive for their shares and the purchase price per share, if any, under the award. Except as may be provided in a severance compensation agreement between the Company and the Participant, if, in connection with a change in control, a Participant’s payment of any awards will cause the Participant to be liable for federal excise tax levied on certain “excess parachute payments,” then either (i) all payments otherwise due; or (ii) the reduced payment amount to avoid an excess parachute payment, whichever will provide the Participant with the greater after- tax economic benefit taking into account any applicable excise tax, shall be paid to the Participant. In no event will any Participant be entitled to receive any kind of gross-up payment or reimbursement for any excise taxes payable in connection with change in control payments.

2021 Non-Employee Director Stock and Deferred Compensation Plan

We maintain our 2021 Non-Employee Director and Deferred Compensation Plan (the “2021 Director Plan”), pursuant to which we may grant shares of Common Stock to each of our non-employee directors and our non-employee directors may defer some or all of their directors’ cash fees and stock compensation. The 2021 Director Plan was approved by our Board on August 11, 2021 and by our stockholders on December 29, 2021, and will expire on December 29, 2031. The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Director Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner.

Unless otherwise determined by the administrator of the 2021 Director Plan in connection with a grant, a change in control shall have the following effects on outstanding awards:

•On a change in control in which a Director receives a replacement award with a value and terms that are at least as favorable as the Director’s outstanding awards (a “Replacement Award”), the Director’s outstanding awards shall remain outstanding subject to the terms of the Replacement Award.

•On a change in control in which the Company’s shares cease to be publicly traded, the Director’s outstanding awards shall become immediately vested unless the Director receives Replacement Awards.

•On a change in control in which the Company’s shares continue to be publicly traded, a Director’s outstanding awards shall remain outstanding and be treated as Replacement Awards.

Notwithstanding the foregoing, the administrator of the 2021 Director Plan may determine that any or all outstanding awards granted under the 2021 Director Plan will be canceled and terminated upon a change in control, and that in connection with such cancellation and termination, the Director shall receive for each share of Common Stock subject to such award a cash payment (or the delivery of shares of stock, other securities or a combination of cash, stock and securities equivalent to such cash payment) equal to the consideration received by stockholders of the Company for a share of Common Stock in such change in control.

Security Ownership of Certain Beneficial Owners

The following table shows all holders known to TPL to be the beneficial owner of more than 5% of the outstanding shares of Common Stock as of February 14, 2022:

Name and Address	Number of Securities Beneficially Owned	Percent of Class
Horizon Kinetics LLC(1) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,515,452	19.6%
The Vanguard Group(2) 100 Vanguard Blvd. Malvern, Pennsylvania 19355	581,633	7.5%

(1)The information set forth is based on Amendment No. 1 to the Schedule 13D (the “Schedule 13D”) filed on February 2, 2022 by Horizon Kinetics Asset Management LLC (“Horizon”), a wholly owned subsidiary of Horizon Kinetics LLC (collectively, “Horizon Kinetics”). Horizon Kinetics, through its registered investment adviser, Horizon, acts as a discretionary investment manager on behalf of its clients, who maintain beneficial interest in TPL. Murray Stahl, CEO and CIO of Horizon Kinetics, is a director of TPL. The number of shares beneficially owned excludes shares held by portfolio managers and other employees of Horizon personally.

(2)The information set forth is based on the Schedule 13G filed on February 10, 2022 by The Vanguard Group.

Stock Ownership Information for Directors and Officers

The following table shows the number of shares of Common Stock beneficially owned directly or indirectly as of February 14, 2022 by our current directors, Named Executive Officers, and our directors and current executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Ownership on February 14, 2022		Percent of Class
Directors and Named Executive Officers:
David E. Barry	388		*
Donald G. Cook	85		*
Barbara J. Duganier	85		*
Donna E. Epps	85		*
Dana F. McGinnis	2,085		*
John R. Norris III	1,085		*
Eric L. Oliver	133,285	(1)	1.7%
Murray Stahl	374,340	(2)	4.8%
Tyler Glover	1,484		*
Chris Steddum	719		*
Micheal W. Dobbs	400		*
Robert J. Packer	200	(3)	*
All Directors and Executive Officers as a Group (11 persons)	514,241		6.6%

*Indicates ownership of less than 1% of the class.

(1)Includes (i) 185 shares held by Eric L. Oliver, (ii) 130,500 shares held by SoftVest, L.P., a Delaware limited partnership (“SoftVest LP”), (iii) 350 shares held by trusts administered for the benefit of Mr. Oliver's grandchildren (the “Trust Shares”), and (iv) 2,250 shares owned by Debeck LLC and Debeck Properties LP (together, “Debeck”). The general partner of SoftVest LP is SoftVest GP I, LLC, a Delaware limited liability company (“SV GP”). SoftVest Advisors, LLC, a Delaware limited liability company (“SoftVest Advisors”) is investment manager of SoftVest LP. Mr. Oliver is the managing member of SV GP. SoftVest LP, SoftVest Advisors and Mr. Oliver may be deemed to share voting and dispositive power with respect to shares beneficially owned by them. Mr. Oliver disclaims beneficial ownership of the 130,500 shares of Common Stock held by SoftVest LP for purposes of Section 16 of the Exchange Act, except for his pecuniary interest therein. Mr. Oliver has sole voting and dispositive power with respect to the Trust Shares and disclaims any pecuniary interest in such shares. Mr. Oliver controls Debeck and has sole voting and dispositive power with respect to the shares beneficially owned by Debeck, but Mr. Oliver disclaims any pecuniary interest therein.

(2)Includes (i) 1,573 shares held by Murray Stahl, (ii) 60 shares held by Mr. Stahl’s spouse, (iii) 1,253 shares held by Horizon Common Inc., (iv) 1,444 shares held by Horizon Kinetics Hard Assets II LLC, (v) 43,032 shares held by Polestar Offshore Fund Ltd., (vi) 5,417 shares held by CDK Fund Ltd., (vii) 2,469 shares held by CDK Partners LP, (viii) 103,375 shares held by Horizon Kinetics Hard Assets LLC, (ix) 1,441 shares held by Horizon Credit Opportunities Fund LP, and (x) 214,276 shares held by Horizon Kinetics Asset Management LLC. The amount of common shares of TPL reported herein excludes shares held by partnerships and other accounts in which Mr. Stahl has a non-controlling interest and does not exercise investment discretion. The shares referenced in (iii)-(x) above are managed by Horizon, in which Mr. Stahl serves as Chairman, Chief Executive Officer and Chief Investment Officer but does not participate in investment decisions with respect to the securities of TPL. Horizon separately reports its position and transactions in the securities of TPL on Forms 4 and Schedule 13D. Mr. Stahl disclaims beneficial ownership in any of the accounts managed by Horizon except to the extent of his pecuniary interest therein. Based on Form 4 filed by Mr. Stahl on February 15, 2022.

(3)Based on Form 4 filed by Mr. Packer, who retired from TPL effective May 31, 2021, on January 11, 2021.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed to TPL for professional services rendered by our independent registered public accounting firms Deloitte & Touche LLP (“Deloitte”), during 2021, and Lane Gorman Trubitt, LLC, during 2020:

	Years Ended December 31,
	2021	2020
Type of Fees:
Audit fees	$450,771	$419,675
Audit-related fees	—	—
Tax fees	—	—
All other fees	37,051	—
	$487,822	$419,675

For the year ended December 31, 2021, the Audit Committee approved all of the services provided by, and fees paid to, Deloitte. The Audit Committee of the Trust approved all of the services provided by, and fees paid to, our predecessor audit firm Lane Gorman Trubitt, LLC during the years ended December 31, 2020.

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

10.3.2†
Amended and Restated Employment Agreement by and between Texas Pacific Land Corporation and Tyler Glover dated as of February 8, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2022 (File No. 001-39804).

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

10.5†**
Employment Agreement between Texas Pacific Land Corporation and Chris Steddum dated May 31, 2021 (incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2021 (File No. 001-39804)).

10.5.1†**
Employment Agreement between Texas Pacific Land Trust and Chris Steddum dated August 8, 2019 (incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K filed on April 7, 2021 (File No. 001-39804)).

10.5.2†
Amended and Restated Employment Agreement by and between Texas Pacific Land Corporation and Chris Steddum dated as of February 8, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2022 (File No. 001-39804).

10.6*†
Employment Agreement between Texas Pacific Land Corporation and Micheal W. Dobbs dated as of December 30, 2020. (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-39804)).

10.6.1†
Amended and Restated Employment Agreement by and between Texas Pacific Land Corporation and Michael W. Dobbs dated as of February 8, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2022 (File No. 001-39804).

10.7	Settlement Agreement dated July 30, 2019 (incorporated by reference to Exhibit 99.1 to the Trust’s Current Report on Form 8-K filed on July 31, 2019 (File No. 001-00737)).
10.7.1	First Amendment to Settlement Agreement dated February 20, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on February 20, 2020 (File No. 001-00737)).
10.7.2	Second Amendment to Settlement Agreement dated March 6, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on March 6, 2020 (File No. 001-00737)).
10.8	Stockholders’ Agreement dated June 11, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on June 15, 2020 (File No. 001-00737)).
10.8.1
First Amendment to Stockholder’s Agreement, dated December 14, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on December 14, 2020 (File No. 001-00737)).

10.9†	2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.9.1†
Form of Restricted Stock Award Agreement (Employees) (incorporated by reference to Exhibit 10.2 to Texas Pacific Land Corporation’s Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).

10.9.2†
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Texas Pacific Land Corporation’s Registration Statement on Form S-8 filed on February 14, 2022 (File No. 001-39804)).

10.9.3†
Form of RTSR Performance Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Texas Pacific Land Corporation’s Registration Statement on Form S-8 filed on February 14, 2022 (File No. 001-39804)).

10.9.4†
Form of FCF/Share Performance Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Texas Pacific Land Corporation’s Registration Statement on Form S-8 filed on February 14, 2022 (File No. 001-39804)).

10.10†	2021 Non-Employee Director Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.10.1†	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
16.1	Letter from Lane Gorman Trubitt, LLC dated April 7, 2021 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on April 7, 2021 (File No. 001-39804)).
21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-39804)).
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Lane Gorman Trubitt, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Total Comprehensive Income; (iii) Consolidated Statements of Equity and (iv) Consolidated Statements of Cash Flows.

104	The cover page from our Annual Report on Form 10-K formatted in iXBRL.

*Filed or furnished herewith.
** Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
† Management compensatory arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2022.

TEXAS PACIFIC LAND CORPORATION

By:	/s/ Tyler Glover
Tyler Glover President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2022.

Signature	Title(s)

/s/ Tyler Glover	President, Chief Executive Officer and Director
Tyler Glover	(Principal Executive Officer)

/s/ Chris Steddum,	Chief Financial Officer
Chris Steddum	(Principal Financial Officer)

/s/ Stephanie Buffington	Chief Accounting Officer
Stephanie Buffington	(Principal Accounting Officer)

/s/ David E. Barry	Co-Chair of Board and Director
David E. Barry

/s/ John R. Norris III	Co-Chair of Board and Director
John R. Norris III

/s/ Donald G. Cook	Director
Donald G. Cook

/s/ Barbara J. Duganier	Director
Barbara J. Duganier

/s/ Donna E. Epps	Director
Donna E. Epps

/s/ Dana F. McGinnis	Director
Dana F. McGinnis

/s/ Eric L. Oliver	Director
Eric L. Oliver

/s/ Murray Stahl	Director
Murray Stahl

Item 15(a). Financial Statements.

All schedules have been omitted because the required information is contained in the consolidated financial statements or related notes, or is not applicable or immaterial.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Texas Pacific Land Corporation (the “Company” as of December 31, 2021, the related consolidated statements of income and total comprehensive income, equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual of Oil and Gas Royalties — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company records an accrual for oil and gas royalty revenues not received during the month for oil and gas removed from the respective mineral reserve locations. As of December 31, 2021, this oil and gas royalty accrual approximated $49.9 million, and is included in accounts receivable and accrued receivables, net in the accompanying consolidated balance sheet. The accrual is necessary due to the time lag between the production of oil and gas and the receipt of the actual payment by operators, which is typically one to two months after the production of oil and gas. The determination of the oil and gas royalty accrual involves an analysis of historical production volumes, estimates of the timing of future payments, and recent market prices for oil and gas. The realized transaction prices for oil and gas royalty revenues are subject to national and international economic and political considerations and locational and contractual basis differences.

Given the significant judgment in determining future estimated payments based on estimated production volumes, payment timing, and realized prices for oil and gas products made by the Company, performing audit procedures to evaluate the Company’s estimate of accrued oil and gas royalties required a high degree of auditor judgment in evaluating audit evidence and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accrual of oil and gas royalties included the following, among others:

•We tested the operating effectiveness of internal controls related the Company’s estimate of the accrual of revenues from oil and gas royalties
•We evaluated the method used by management to develop the estimate considering historical production, payments, and timing of payments
•We evaluated the Company’s estimation process by performing a retrospective review of variances between accrued revenue estimates and subsequent receipts of payments of oil and gas royalties
•We tested the completeness and accuracy of historical production and payment data used in the estimating payments not yet received for production during the current period, and assessed the relevance of historical data to the current period estimate
•We assessed the estimate of realized prices for oil and gas royalties used in the accrual of oil and gas royalties based on market pricing data and historical price differentials

/s/ Deloitte & Touche LLP

Dallas, Texas
February 23, 2022

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Texas Pacific Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Texas Pacific Land Trust (the “Trust”), known since January 11, 2021 as Texas Pacific Land Corporation, as of December 31, 2020 and the related consolidated statements of income and total comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We served as the Trust’s auditor from 2004 to 2021.

Dallas, Texas
February 25, 2021

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$428,242	$281,046
Accounts receivable and accrued receivables, net	95,217	48,216
Prepaid expenses and other current assets	3,054	1,290
Tax like-kind exchange escrow	—	1,978
Total current assets	526,513	332,530
Property, plant and equipment, net	79,722	79,267
Real estate acquired	109,071	108,536
Royalty interests acquired, net	44,390	45,646
Operating lease right-of-use assets	1,826	2,473
Other assets	2,542	3,183
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$764,064	$571,635
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$18,008	$13,325
Income taxes payable	29,083	4,054
Unearned revenue	3,809	3,997
Total current liabilities	50,900	21,376
Deferred taxes payable	38,948	38,728
Unearned revenue - noncurrent	20,449	22,171
Operating lease liabilities	1,445	2,026
Accrued liabilities	611	2,150
Total liabilities	112,353	86,451

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of December 31, 2021	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,744,695 outstanding as of December 31, 2021	78	—
Treasury stock, at cost; 11,461 and no shares as of December 31, 2021 and 2020, respectively	(15,417)	—
Certificates of Proprietary Interest, par value $100 each; none outstanding as of December 31, 2020	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 Sub-share Certificates as of December 31, 2020	—	—
Additional paid-in capital	28	—
Accumulated other comprehensive income (loss)	(1,007)	(2,693)
Retained earnings	668,029	—
Net proceeds from all sources	—	487,877
Total equity	651,711	485,184
Total liabilities and equity	$764,064	$571,635
See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Oil and gas royalties	$286,468	$137,948	$154,729
Water sales	67,766	54,862	84,949
Produced water royalties	58,081	50,640	39,119
Easements and other surface-related income	37,616	41,398	76,243
Land sales and other operating revenue	1,027	17,716	135,456
Total revenues	450,958	302,564	490,496

Expenses:
Salaries and related employee expenses	40,012	32,173	35,041
Water service-related expenses	13,233	14,233	20,808
General and administrative expenses	11,782	9,751	9,540
Legal and professional fees	7,281	10,778	16,403
Land sales expenses	—	3,973	225
Depreciation, depletion and amortization	16,257	14,395	8,906
Total operating expenses	88,565	85,303	90,923

Operating income	362,393	217,261	399,573

Other income, net	624	2,401	2,682
Income before income taxes	363,017	219,662	402,255
Income tax expense (benefit):
Current	93,265	46,002	57,492
Deferred	(228)	(2,389)	26,035
Total income tax expense	93,037	43,613	83,527
Net income	$269,980	$176,049	$318,728

Amortization of net actuarial costs, net of income taxes of $30, $14, and $10 for the years ended December 31, 2021, 2020 and 2019, respectively	114	53	36
Net actuarial gain (loss) on pension plan, net of income taxes of $418, $(342), and $(111) as of December 31, 2021, 2020 and 2019, respectively	1,572	(1,285)	(419)
Total other comprehensive income (loss)	1,686	(1,232)	(383)
Total comprehensive income	$271,666	$174,817	$318,345

Net income per share of common stock/Sub-share Certificate
Basic	$34.83	$22.70	$41.09
Diluted	$34.83	$22.70	$41.09

Weighted average number of shares of common stock/Sub-share Certificates outstanding
Basic	7,752,027	7,756,156	7,756,437
Diluted	7,752,054	7,756,156	7,756,437

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except shares and per share amounts)

	Sub-share Certificates	Common Stock		Additional Paid-in Capital	Treasury Stock		Accum. Other Comp. Inc/(Loss)	Retained Earnings	Net Proceeds From All Sources	Total Equity
	Shares	Shares	Amount		Shares	Amount
Balances as of January 1, 2019	7,762,414	—	$—	$—	—	$—	$(1,078)	$—	$245,769	$244,691
Net income	—	—	—	—	—	—	—	—	318,728	318,728
Periodic pension costs, net of income taxes of $(101)	—	—	—	—	—	—	(383)	—	—	(383)
Repurchase and retirement of Sub-share Certificates of Proprietary Interest	(6,258)	—	—	—	—	—	—	—	(4,353)	(4,353)
Regular dividends paid — $1.75 per Sub-share Certificate	—	—	—	—	—	—	—	—	(13,576)	(13,576)
Special dividends paid — $4.25 per Sub-share Certificate	—	—	—	—	—	—	—	—	(32,970)	(32,970)
Balances as of December 31, 2019	7,756,156	—	—	—	—	—	(1,461)	—	513,598	512,137
Net income	—	—	—	—	—	—	—	—	176,049	176,049
Periodic pension costs, net of income taxes of $(328)	—	—	—	—	—	—	(1,232)	—	—	(1,232)
Cumulative effect of accounting changes	—	—	—	—	—	—	—	—	(110)	(110)
Regular dividends paid — $10.00 per Sub-share Certificate	—	—	—	—	—	—	—	—	(77,561)	(77,561)
Special dividends paid — $16.00 per Sub-share Certificate	—	—	—	—	—	—	—	—	(124,099)	(124,099)
Balances as of December 31, 2020	7,756,156	—	—	—	—	—	(2,693)	—	487,877	485,184
Net income	—	—	—	—	—	—	—	269,980	—	269,980
Periodic pension costs, net of income taxes of $448	—	—	—	—	—	—	1,686	—	—	1,686
Repurchases of common stock	—	(14,791)	—	—	14,791	(19,903)	—	—	—	(19,903)
Dividends paid — $11.00 per share of common stock	—	—	—	—	—	—	—	(85,264)	—	(85,264)
Conversion of Sub-shares into shares of common stock	(7,756,156)	7,756,156	78	—	—	—	—	487,799	(487,877)	—
Share-based compensation	—	3,330	—	28	(3,330)	4,486	—	(4,486)	—	28
Balances as of December 31, 2021	—	7,744,695	$78	$28	11,461	$(15,417)	$(1,007)	$668,029	$—	$651,711

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$269,980	$176,049	$318,728
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	220	(2,099)	25,924
Depreciation, depletion and amortization	16,257	14,395	8,906
Share-based compensation	28	—	—
Land sales revenue recognized on land exchange	—	(1,415)	(22,000)
Changes in operating assets and liabilities:
Receivables and other assets	(47,603)	18,828	(13,802)
Income taxes payable	25,029	(1,217)	3,664
Prepaid income taxes	—	—	9,398
Unearned revenue	(1,910)	8,787	4,012
Operating liabilities, excluding income taxes	3,162	(6,291)	7,960
Cash provided by operating activities	265,163	207,037	342,790

Cash flows from investing activities:
Proceeds from sales of fixed assets	1,086	—	117
Acquisition of real estate	(535)	(3,966)	(74,583)
Acquisition of royalty interests	—	(16,946)	(5,017)
Purchase of fixed assets	(15,548)	(5,086)	(32,209)
Cash used in investing activities	(14,997)	(25,998)	(111,692)

Cash flows from financing activities:
Repurchases of common stock	(19,684)	—	—
Repurchases of Sub-share Certificates in Certificates of Proprietary Interest	—	—	(4,353)
Dividends paid	(85,264)	(201,660)	(46,546)
Cash used in financing activities	(104,948)	(201,660)	(50,899)

Net increase (decrease) in cash, cash equivalents and restricted cash	145,218	(20,621)	180,199
Cash, cash equivalents and restricted cash, beginning of period	283,024	303,645	123,446
Cash, cash equivalents and restricted cash, end of period	$428,242	$283,024	$303,645

Supplemental disclosure of cash flow information:
Income taxes paid	$68,223	$46,619	$44,439
Supplemental non-cash investing and financing information:
Fixed asset additions in accounts payable	$867	$—	$—
Share repurchases not yet settled	$219	$—	$—
Issuance of common stock	$78	$—	$—
Land exchange	$—	$1,415	$22,000
Operating lease right-of-use assets	$—	$—	$3,712
See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business Segments

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 880,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) in the western part of Texas.

TPL’s income is derived primarily from oil, gas and produced water royalties, sales of water and land, easements and commercial leases of the land.

On January 11, 2021, we completed our reorganization from a business trust, organized under a Declaration of Trust dated February 1, 1888 (the “Declaration of Trust”), to a corporation (the “Corporate Reorganization”) and changed our name from Texas Pacific Land Trust (the “Trust”) to Texas Pacific Land Corporation. See further discussion of the Corporate Reorganization and its impact on our equity structure in Note 11, “Equity.” Any references in these consolidated financial statements and notes to the Company, TPL, our, we, or us with respect to periods prior to January 11, 2021 are in reference to the Trust, and references to periods on that date and thereafter are in reference to Texas Pacific Land Corporation or TPL Corporation.

We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of TPL and provide a framework for timely and rational allocation of resources within businesses. See Note 12, “Business Segment Reporting” for further information regarding our segments.

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

Revenue Recognition

Oil and Gas Royalties

Oil and gas royalties are received in connection with royalty interests owned by TPL. Oil and gas royalties are reported net of production taxes and are recognized as revenue when crude oil and gas products are removed from the respective mineral reserve locations. Oil and gas royalty payments are generally received one to two months after the crude oil and gas products are removed. An accrual for amounts not received during the month removed is included in accounts receivable and accrued receivables, net based on historical trends.

The oil and gas royalties which we receive are dependent upon the market prices for oil and gas, and locational and contractual price differences. The market prices for oil and gas are subject to national and international economic and political conditions and subject to significant price fluctuations.

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

Easements and Other Surface-Related Income

Easement contracts represent contracts which permit companies to install pipelines, electric lines and other equipment on land owned by TPL. When TPL receives a signed contract and payment, we make available the respective parcel of land to the grantee. Easement income is recognized upon the execution of the easement agreement, or in the event of a renewal upon receipt of the renewal payment, as at that point in time, we have satisfied our performance obligation and the customer has right of use.

Leases of our surface acreage include, but are not limited to, facility, roadway and surface leases with a typical lease term of ten years and generally require fixed annual payments. Lease cancellations are allowed under certain circumstances, but initial lease deposits are generally nonrefundable. The initial lease deposits and annual payments are recorded as unearned revenue upon receipt and amortized over the life of the lease. Advance lease payments are deferred and amortized over the appropriate accounting period.

Other surface-related income also includes revenue from permits and material sales. Revenue from permits is recognized upon execution of the contract and receipt of payment. Revenue from material sales is recognized upon the removal of materials by the customer.

Water Sales

Water sales revenue encompasses sales of water to operators and other customers and royalties received pursuant to legacy agreements with operators. The earnings cycle for both revenue streams is complete upon delivery of water. Water sales and royalty revenue is recognized as earned.

Produced Water Royalties

Produced water royalties represents revenue from the transportation and disposal of saltwater from producing oil and gas wells on our land. Revenue is recognized when the water is transported across or injected into our land.

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

Cash, Cash Equivalents and Restricted Cash

We consider investments in bank deposits, money market funds, and highly-liquid cash investments with original maturities of three months or less to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$428,242	$281,046
Tax like-kind exchange escrow	—	1,978
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$428,242	$283,024

Receivables

Receivables consist primarily of trade accounts receivable related to water and material sales and royalty income due related to our oil, gas and produced water royalties. An allowance is recorded for expected credit losses and is based upon our historical write-off experience, aging of trade accounts receivable and collectibility patterns of our customers. As of December 31, 2021 and 2020, the allowance for expected credit loss was approximately $0.1 million.

 Accrual of Oil and Gas Royalties

The Company accrues oil and gas royalties, which are included in accounts receivable and accrued receivables, net. An accrual is necessary due to the time lag between the production of oil and gas and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical production volumes, estimates of the timing of future payments and recent market prices for oil and gas. Accrued oil and gas royalties included in accounts receivable and accrued receivables, net totaled $49.9 million and $20.7 million as of December 31, 2021 and 2020, respectively.

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

	Range of Estimated Useful Lives (in years)
Water wells and other water-related assets	3	to	30
Furniture, fixtures and equipment	3	to	15

Real Estate Acquired

Real estate acquired is recorded at cost and carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the property exceeds its estimated fair value. Minimal real estate improvements are made to land. No impairments were recorded for the years ended December 31, 2021, 2020 and 2019.

Royalty Interests Acquired

We follow the successful efforts method of accounting for our royalty interests acquired, which are carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a reduction in the carrying value of our royalty interests if the carrying value exceeds the estimated fair value. No impairments were recorded for the years ended December 31, 2021, 2020 and 2019.

Depletion is recorded based upon a units of production basis. Depletion expense was approximately $1.3 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s land and royalty interests that were assigned through the 1888 Declaration of Trust, (referred to as “Assigned”) land and royalty interests, was not determined in 1888 when the Trust was formed; therefore, no value is assigned in the accompanying consolidated balance sheets to the Assigned land and royalty interests. Consequently, in the consolidated statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of sales of the Assigned land and royalty interests. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to our financial position or results of operations. Minimal real estate improvements are made to land.

Leases

We lease certain facilities under operating leases. A determination of whether a contract contains a lease is made at the inception of the arrangement. Our leased facilities include our administrative offices located in Dallas and Midland, Texas, as well as some modular buildings in our West Texas yards.

Our leases generally contain options to extend or terminate the lease. We reevaluate our leases on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and how they align with our operating strategy. Therefore, substantially all the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability as the options to extend are not reasonably certain at lease commencement. Short-term leases with an initial term of 12 months or less are not recognized in the right-to-use asset and lease liability on the consolidated balance sheets.

The lease liabilities are measured at the lease commencement date and determined using the present value of the minimum lease payments not yet paid and our incremental borrowing rate, which approximates the rate at which we would borrow, on a collateralized basis, over the term of a lease in the applicable currency environment. The interest rate implicit in the lease is generally not determinable in transactions where we are the lessee.

For real estate leases, we account for lease components and non-lease components (such as common area maintenance) as a single lease component. Certain real estate leases require reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Certain leases contain fixed lease payments for items such as common area maintenance and parking. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities. See Note 10, “Commitments” for additional information.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero as of December 31, 2021 and 2020. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of income and total comprehensive income.

Share-based Compensation

For share-based compensation awards, the Company recognizes compensation expense in the financial statements over the awards’ vesting periods using the graded-vesting method for its awards with service conditions only. The Company utilizes the closing stock price on the date of grant to determine the fair value of service-vesting restricted stock awards. Unvested restricted stock awards are entitled to dividends which are accrued and distributed to award recipients at the time such awards vest. Forfeitures are recognized in the period in which they occur. Share-based compensation is included as a component of salaries and related employee expenses on the consolidated statements of income and total comprehensive income.

Net Income Per Share

Basic income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is computed based upon the weighted average number of shares outstanding during the period plus unvested shares issued pursuant to our equity and deferred compensation plans. See Note 9, “Net Income Per Share.”

Prior to the Corporate Reorganization, shares outstanding were sub-share certificates (“Sub-shares”), par value of $0.03-1/3, and thereafter, shares outstanding are common stock, par value $0.01 per share (the “Common Stock”).

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired Common Stock is recorded as treasury stock. The cost associated with issuance of treasury stock is based on the average cost of treasury stock as of the date of issuance.

Purchases and Retirements of Sub-shares

Prior to the Corporate Reorganization, the costs of Sub-shares purchased and retired were charged to net proceeds from all sources.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under GAAP, are excluded from net income.

Concentrations of Credit Risk

We invest our cash and cash equivalents (which include U.S. Treasury bills and commercial paper with maturities of three months or less) among three major financial institutions in an attempt to minimize exposure to risk from any one of these entities. As of December 31, 2021 and 2020, we had cash and cash equivalents deposited in our financial institutions in excess of federally-insured levels. We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Significant Customers

Three customers represented, in the aggregate, 41.0% of TPL’s total revenues for the year ended December 31, 2021. Two customers represented, in the aggregate, 28.3% and 36.5% of TPL’s total revenues for the years ended December 31, 2020, and 2019, respectively.

Reclassifications

Certain financial information on the consolidated statements of income and total comprehensive income for the years ended December 31, 2020 and 2019 have been revised to conform to the current year presentation. These revisions include a reclassification of $50.6 million and $39.1 million of produced water royalties revenue for the years ended December 31, 2020 and 2019, respectively, previously included in easements and other surface-related income to a separate financial statement line item within revenues.

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

Recently Issued Accounting Pronouncements

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments.” Under the ASU, a lessor would classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease under ASC 842 classification criteria and the lessor would have otherwise recognized a day one loss. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance effective January 1, 2022, had no impact on our consolidated financial statements and disclosures.

3.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Property, plant and equipment, at cost:
Water service-related assets (1)	$108,732	$97,699
Furniture, fixtures and equipment	9,071	6,125
Other	598	598
Total property, plant and equipment, at cost	118,401	104,422
Less: accumulated depreciation	(38,679)	(25,155)
Property, plant and equipment, net	$79,722	$79,267

(1)Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $14.8 million, $13.8 million and $8.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

4.    Real Estate Activity

As of December 31, 2021 and 2020, TPL owned the following land and real estate (in thousands, except number of acres):

	December 31,		December 31,
	2021		2020
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	823,452	$—	823,482	$—
Real estate acquired	57,129	109,071	57,041	108,536
Total real estate situated in Texas	880,581	$109,071	880,523	$108,536

(1)Real estate assigned through the 1888 Declaration of Trust.

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

Land Sales

For the year ended December 31, 2021, we sold 30 acres of land in Texas for an aggregate sales price of $0.7 million, an average of approximately $25,000 per acre.

For the year ended December 31, 2020, we sold 22,160 acres of land in Texas for an aggregate sales price of approximately $16.0 million, an average of approximately $721 per acre. Additionally, we recognized land sales revenue of $1.4 million for the year ended December 31, 2020 related to land exchanges where we had no cost basis in the land conveyed.

For the year ended December 31, 2019, we sold 21,986 acres of land in Texas for an aggregate sales price of approximately $113.0 million, an average of approximately $5,141 per acre. Additionally, we conveyed 5,620 acres of land in exchange for 5,545 acres of land. As we had no cost basis in the land conveyed, we recognized land sales revenue of $22.0 million related to this land exchange for the year ended December 31, 2019.

Land Acquisitions

For the year ended December 31, 2021, we acquired 88 acres of land in Texas for an aggregate purchase price of $0.5 million, an average of approximately $6,086 per acre.

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

5.    Oil and Gas Royalty Interests

As of December 31, 2021 and 2020, we owned the following oil and gas royalty interests (in thousands, except number of acres):

	Net Book Value
	December 31, 2021	December 31, 2020
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired (3)	46,266	46,266
Total royalty interests, gross	$46,266	$46,266
Less: accumulated depletion	(1,876)	(620)
Total royalty interests, net	$44,390	$45,646

(1)    Nonparticipating perpetual royalty interests in 370,737 gross royalty acres as of December 31, 2021 and 2020.

(2)    Nonparticipating perpetual royalty interests in 84,934 gross royalty acres as of December 31, 2021 and 2020.

(3)    Royalty interest in 4,090 net royalty acres as of December 31, 2021 and 2020.

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

Royalty Interests Transactions

There were no oil and gas royalty interest transactions for the year ended December 31, 2021.

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

6.    Pension and Other Postretirement Benefits

TPL has a defined contribution plan available to all eligible employees. Qualifying participants may receive a matching contribution based on the amount participants contribute to the plan up to 6% of their qualifying compensation. TPL contributed approximately $0.6 million, $0.5 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table sets forth the Pension Plan’s changes in benefit obligation, changes in fair value of assets, and funded status as of December 31, 2021 and 2020 using a measurement date of December 31 (in thousands):

	December 31, 2021	December 31, 2020
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$9,717	$6,577
Service cost	3,225	1,835
Interest cost	264	210
Actuarial loss	(1,637)	1,333
Benefits paid	(245)	(238)
Projected benefit obligation at end of year	$11,324	$9,717

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$7,567	$6,615
Actual return on Pension Plan assets	874	161
Contributions by employer	2,517	1,029
Benefits paid	(245)	(238)
Fair value of Pension Plan assets at end of year	10,713	7,567
Funded (unfunded) status at end of year	$(611)	$(2,150)

The projected Pension Plan benefit obligation as of December 31, 2021 was impacted by changes in assumptions used as of that date compared to assumptions used as of December 31, 2020. These changes included an increase in the discount rate from 2.75% as of December 31, 2020 to 3.0% as of December 31, 2021 and a change in the mortality improvement scale from the MP-2020 Table to the MP-2021 Table. The effect of the assumption changes was an decrease in the projected benefit obligation of approximately $0.7 million.

Amounts recognized in the balance sheets as of December 31, 2021 and 2020 consist of (in thousands):

	December 31, 2021	December 31, 2020
Assets	$—	$—
Liabilities	611	2,150
	$611	$2,150

Amounts recognized in accumulated other comprehensive loss consist of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Net actuarial loss	$(1,275)	$(3,409)
Amounts recognized in accumulated other comprehensive loss, before taxes	(1,275)	(3,409)
Income tax benefit	268	716
Amounts recognized in accumulated other comprehensive loss, after taxes	$(1,007)	$(2,693)

Net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 include the following components (in thousands):

	Years Ended December 31,
	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$3,225	$1,835	$666
Interest cost	264	210	197
Expected return on Pension Plan assets	(521)	(454)	(364)
Amortization of net loss	144	66	46
Net periodic benefit cost	$3,112	$1,657	$545

Service cost, a component of net periodic benefit cost, is reflected in our consolidated statements of income and total comprehensive income within salaries and related employee expenses. The other components of net periodic benefit cost are included in other income, net on the consolidated statements of income and total comprehensive income.

Other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net actuarial (gain) loss	$(1,990)	$1,626	$530
Recognized actuarial loss	(144)	(66)	(46)
Total recognized in other comprehensive loss, before taxes	$(2,134)	$1,560	$484
Total recognized in net benefit cost and other comprehensive loss, before taxes	$978	$3,217	$1,029

TPL reclassified less than $0.2 million (net of income tax benefit of less than $0.1 million) out of accumulated other comprehensive loss for net periodic benefit cost to other income, net for each of the years ended December 31, 2021, 2020 and 2019.

The following table summarizes the projected benefit obligation in excess of Pension Plan assets and Pension Plan assets in excess of accumulated benefit obligation as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Projected benefit obligation in excess of Pension Plan assets:
Projected benefit obligation	$11,324	$9,717
Fair value of Pension Plan assets	$10,713	$7,567
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$7,009	$6,348
Fair value of Pension Plan assets	$10,713	$7,567

The following are weighted-average assumptions used to determine benefit obligations and costs as of December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.00%	2.75%	3.25%
Rate of compensation increase	7.29%	7.29%	7.29%

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	2.75%	3.25%	4.25%
Expected return on Pension Plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	7.29%	7.29%	7.29%

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

The Pension Plan has a formal investment policy statement. The Pension Plan’s investment objective is balanced income, with a moderate risk tolerance. This objective emphasizes current income through a 30.0% to 80.0% allocation to fixed income securities, complemented by a secondary consideration for capital appreciation through an equity allocation in the range of 20.0% to 60.0%. Diversification is achieved through investment in equities and bonds. The asset allocation is reviewed annually with respect to the target allocations and rebalancing adjustments and/or target allocation changes are made as appropriate. Our current funding policy is to maintain the Pension Plan’s fully funded status on an ERISA minimum funding basis.

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

The fair values of the Pension Plan assets by major asset category as of December 31, 2021 and 2020, respectively, are as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Cash and cash equivalents — money markets	$567	$567	$—	$—
Equities	3,490	3,490	—	—
Equity funds	1,342	1,342	—	—
Fixed income funds	596	596	—	—
Taxable bonds	4,718	4,718	—	—
Total	$10,713	$10,713	$—	$—

As of December 31, 2020:
Cash and cash equivalents — money markets	$1,277	$1,277	$—	$—
Equities	1,567	1,567	—	—
Equity funds	1,503	1,503	—	—
Fixed income funds	797	797	—	—
Taxable bonds	2,423	2,423	—	—
Total	$7,567	$7,567	$—	$—

Management intends to at least fund the minimum ERISA amount for 2022 and may make some discretionary contributions to the Pension Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten-year period (in thousands):

Year ending December 31,	Amount
2022	$250
2023	246
2024	243
2025	239
2026	238
2027 to 2030	1,541

7.    Share-Based Compensation

Plan for Employees

On December 29, 2021, the Company adopted the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Awards granted under the 2021 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded-vesting starting no earlier than one year after the grant date. The maximum aggregate number of shares of the Company’s Common Stock that may be issued under the 2021 Plan is 75,000 shares.

The following table sets forth the restricted stock activity for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 1	—	$—
Granted	3,330	1,252
Vested	—	—
Cancelled and forfeited	—	—
Outstanding at December 31	3,330	$1,252

Restricted stock awards were granted December 29, 2021 with 1,993 shares vesting on December 29, 2022 and 1,337 shares vesting on December 29, 2023. Unvested restricted stock awards are entitled to dividends which are accrued and distributed to award recipients at the time such awards vest. For the year ended December 31, 2021, we recognized share compensation expense of less than $0.1 million. There was no share compensation expense for the year ended December 31, 2020.

On February 11, 2022, the Company granted awards totaling 3,823 restricted stock units (“RSUs”) to certain employees. The grant date fair value was $1,105 per share. These time-based awards vest over three years upon the annual anniversary dates of the RSUs.

On February 11, 2022, the Company also granted performance stock units (“PSUs”) to certain employees. Each PSU has a value equal to one share of Common Stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) for the three year period from January 2022 to January 2025 compared to the XOP Index, and 50% of the PSUs may be earned based on the cumulative free cash flow per share over the three year vesting period.

Plan for Non-Employee Directors

On December 29, 2021, the Company adopted the 2021 Non-Employee Director and Deferred Compensation Plan (the “2021 Directors Plan”). The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of December 31, 2021, no shares had been granted under the 2021 Directors Plan.

On January 1, 2022, the Company granted 680 shares of restricted stock to our directors. The shares will vest on the first anniversary of the award. The fair value as of the date of grant was $1,249 per share.

8.    Income Taxes

The income tax provision charged to operations for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$90,920	$44,395	$55,562
State and local	2,345	1,607	1,930
Current income tax expense	93,265	46,002	57,492
Deferred (benefit) expense	(228)	(2,389)	26,035
Total income tax expense	$93,037	$43,613	$83,527

Although TPL was a trust until January 11, 2021, it has historically been taxed as if it were a corporation for income tax purposes prior to its conversion to a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019 to income before Federal income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Computed tax expense at the statutory rate of 21%	$76,234	$46,129	$84,473
Reduction in income taxes resulting from:
Statutory depletion	(584)	(4,577)	(5,163)
State taxes	1,740	1,234	1,657
Executive compensation	1,687	789	1,302
Prior year tax adjustments	18	7	755
Correction of historical tax depletion	12,975	—	—
Estimated penalties and interest	1,022	—	—
Other, net	(55)	31	503
Total income tax expense	$93,037	$43,613	$83,527
Effective tax rate (1)	25.6%	19.9%	20.8%

(1)    The correction of historical tax depletion increased the effective tax rate from 22.1% to 25.6%.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021	December 31, 2020
Unearned revenue	$5,050	$5,633
Basis difference in pension plan liability	128	452
Other	25	—
Total deferred tax assets	5,203	6,085

Property, plant and equipment	16,037	16,314
Real estate and royalty interests	28,114	28,494
Other	—	5
Total deferred tax liabilities	44,151	44,813
Deferred taxes payable	$(38,948)	$(38,728)

TPL is subject to taxation in the United States and Texas. TPL is no longer subject to U.S. Federal income tax examination by tax authorities for tax years before 2018. During the quarter ended December 31, 2021, TPL identified an error in income taxes payable and current income tax expense as a result of incorrect tax treatment of depletion related to our oil and gas royalty interests in our filed income tax returns related to prior periods. TPL determined that current income tax expense, including penalties and interest, was understated by $4.6 million, $4.7 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and income taxes payable was understated by $13.0 million and $8.4 million as of December 31, 2020 and 2019. In addition, current income tax expense was understated by $1.7 million, $2.0 million, and $2.7 million for the three months ended March 31, 2021, the three months ended June 30, 2021, and the three months ended September 30, 2021, respectively, for a total of $6.4 million for the nine months ended September 30, 2021. During the quarter ended December 31, 2021, TPL recorded an out-of-period adjustment of $19.4 million to current income tax expense and income taxes payable related to historical annual periods in the amount of $13.0 million and current year quarterly periods in the amount of $6.4 million. TPL evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to TPL's financial position or results of operations for the current or any prior periods. Accrued interest and penalties are included in income taxes payable in the consolidated balance sheets and were $2.0 million and zero as of December 31, 2021 and 2020, respectively. Interest and penalties will continue to accrue and will be recorded to income tax expense until the income tax returns are amended and income taxes are paid.

9.    Net Income Per Share

Basic income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is computed based upon the weighted average number of shares outstanding during the period plus unvested shares issued pursuant to our equity and deferred compensation plan. The computation of diluted net income per share reflects the potential dilution that could occur if all outstanding awards under the 2021 Plan were converted into shares of Common Stock or resulted in the issuance of shares of Common Stock that would then share in the earnings of the Company.

The following table sets forth the computation of net income per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except number of shares and per share data):

	Years Ended December 31,
	2021	2020	2019
Net income	$269,980	$176,049	$318,728

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	7,752,027	7,756,156	7,756,437
Basic earnings per share	$34.83	$22.70	$41.09

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	7,752,027	7,756,156	7,756,437
Effect of Dilutive securities:
Stock-based incentive plan	27	—	—
Weighted average shares outstanding for diluted earnings per share	7,752,054	7,756,156	7,756,437
Diluted earnings per share	$34.83	$22.70	$41.09

Restricted stock is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic earnings per share calculation until such time as the shares of restricted stock vest.

10.    Commitments

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of December 31, 2021.

Lease Commitments

As of December 31, 2021 and 2020, we have recorded right-of-use assets of $1.8 million and $2.5 million, respectively, and lease liabilities for $2.1 million and $2.8 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The office lease agreements require monthly rent payments and expire in December 2025 and August 2022, respectively. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost for the years ended December 31, 2021 and 2020 was $0.8 million and $0.7 million, respectively.

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations. There are no residual value guarantees in our lease commitments. The weighted-average lease term for our operating lease liabilities is approximately 44 months. The weighted average discount rate of our operating leases is 4.5%.

Future minimum lease payments were as follows as of December 31, 2021 (in thousands):

Year ending December 31,	Amount
2022	$697
2023	537
2024	551
2025	516
Total lease payments	2,301
Less: imputed interest	(182)
Total operating lease liabilities	$2,119

Rent expense for these lease agreements amounted to approximately $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

11.    Equity

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

Prior to the market opening on January 11, 2021, the Trust distributed all of the shares of Common Stock of TPL Corporation to holders of Sub-shares of the Trust, on a pro rata, one-for-one, basis in accordance with their interests in the Trust (the “Distribution”). As a result of the Distribution, TPL Corporation is now an independent public company and its Common Stock is listed under the symbol “TPL” on the New York Stock Exchange.

The Corporate Reorganization only affected our equity structure in that Sub-shares were replaced with shares of Common Stock and net proceeds from all sources were replaced with retained earnings on the consolidated balance sheet.

Stock Repurchase Program

On May 3, 2021, our board of directors approved a stock repurchase program to purchase up to an aggregate of $20.0 million of shares of our outstanding Common Stock. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. The stock repurchase program expired on December 31, 2021. Repurchased shares are held in treasury. For the year ended December 31, 2021, we repurchased 14,791 shares at an average per share amount of $1,346.

Repurchases of Sub-shares Prior to the Corporate Reorganization

For the year ended December 31, 2020, there were no Sub-shares repurchased. During the years ended December 31, 2019, we repurchased and retired 6,258 Sub-shares.

Dividends

During 2021, we paid total cash dividends of $11.00 per share of Common Stock, consisting of quarterly cash dividends of $2.75 per share of Common Stock in March, June, September and December 2021. During 2020, we paid a cash dividend of $10.00 per Sub-share in March 2020 and special dividends of $16.00 per Sub-share, consisting of $6.00 per Sub-share in March 2020 and $10.00 per Sub-share in December 2020.

12.    Business Segment Reporting

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

The Land and Resource Management segment encompasses the business of managing our approximately 880,000 surface acres of land and our oil and gas royalty interests in West Texas, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

Segment financial results were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues:
Land and resource management	$320,387	$195,142	$363,328
Water services and operations	130,571	107,422	127,168
Total consolidated revenues	$450,958	$302,564	$490,496

Net income:
Land and resource management	$208,897	$127,977	$258,366
Water services and operations	61,083	48,072	60,362
Total consolidated net income	$269,980	$176,049	$318,728

Capital Expenditures:
Land and resource management	$4,688	$152	$1,603
Water services and operations	11,727	4,934	30,606
Total capital expenditures	$16,415	$5,086	$32,209

Depreciation, depletion and amortization:
Land and resource management	$2,397	$1,514	$1,201
Water services and operations	13,860	12,881	7,705
Total depreciation, depletion and amortization	$16,257	$14,395	$8,906

The following table presents total assets and property, plant and equipment, net by segment (in thousands):

	December 31, 2021	December 31, 2020
Assets:
Land and resource management	$635,338	$460,053
Water services and operations	128,726	111,582
Total consolidated assets	$764,064	$571,635

Property, plant and equipment, net:
Land and resource management	$6,639	$3,527
Water services and operations	73,083	75,740
Total consolidated property, plant and equipment, net	$79,722	$79,267

13.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividend Declared

On February 11, 2022, the board of directors declared a quarterly cash dividend of $3.00 per share payable on March 15, 2022 to stockholders of record at the close of business on March 8, 2022.

14.    Oil and Gas Producing Activities (Unaudited)

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For the years ended December 31, 2021, 2020 and 2019, our share of oil and gas produced was approximately 18.6, 16.2 and 13.7 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 452, 531 and 486 DUC wells subject to our royalty interest as of December 31, 2021, 2020 and 2019, respectively.

*****