Form 10-Q
period 2022-03-31
Texas Pacific Land Corp
filed 2022-05-04
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Yes ☐ No ☑

As of April 30, 2022, the Registrant had 7,741,720 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$507,356	$428,242
Accounts receivable and accrued receivables, net	108,950	95,217
Prepaid expenses and other current assets	2,534	3,054
Total current assets	618,840	526,513
Real estate acquired	109,083	109,071
Property, plant and equipment, net	79,996	79,722
Royalty interests acquired, net	45,795	44,390
Other assets	2,855	4,368
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$856,569	$764,064
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$12,644	$18,008
Income taxes payable	49,980	29,083
Unearned revenue	4,655	3,809
Total current liabilities	67,279	50,900
Deferred taxes payable	38,542	38,948
Unearned revenue - noncurrent	20,300	20,449
Accrued liabilities	2,572	2,056
Total liabilities	128,693	112,353

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,745,290 and 7,744,695 outstanding as of March 31, 2022 and December 31, 2021, respectively	78	78
Treasury stock, at cost; 10,866 and 11,461 shares as of March 31, 2022 and December 31, 2021, respectively	(14,617)	(15,417)
Additional paid-in capital	1,505	28
Accumulated other comprehensive income (loss)	(999)	(1,007)
Retained earnings	741,909	668,029
Total equity	727,876	651,711
Total liabilities and equity	$856,569	$764,064

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Oil and gas royalties	$104,172	$49,533
Water sales	18,820	12,956
Produced water royalties	14,870	12,549
Easements and other surface-related income	9,192	9,047
Land sales and other operating revenue	281	70
Total revenues	147,335	84,155

Expenses:
Salaries and related employee expenses	9,385	9,979
Water service-related expenses	2,782	3,298
General and administrative expenses	3,000	2,806
Legal and professional fees	1,719	2,212
Ad valorem taxes	2,010	—
Depreciation, depletion and amortization	4,126	3,838
Total operating expenses	23,022	22,133

Operating income	124,313	62,022

Other income, net	76	5
Income before income taxes	124,389	62,027
Income tax expense	26,489	11,975
Net income	$97,900	$50,052

Other comprehensive income — periodic pension costs, net of income taxes of $2 and $8, respectively	8	28
Total comprehensive income	$97,908	$50,080

Net income per share of common stock
Basic	$12.65	$6.45
Diluted	$12.64	$6.45

Weighted average number of shares of common stock outstanding
Basic	7,741,365	7,756,156
Diluted	7,742,710	7,756,156

Cash dividends per share of common stock	$3.00	$2.75

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$97,900	$50,052
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(406)	(147)
Depreciation, depletion and amortization	4,126	3,838
Share-based compensation	1,505	—
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(12,959)	(13,657)
Operating liabilities, excluding income taxes	(3,328)	172
Income taxes payable	20,897	12,129
Cash provided by operating activities	107,735	52,387

Cash flows from investing activities:
Proceeds from sale of fixed assets	96	—
Acquisition of real estate	(13)	—
Acquisition of royalty interests	(1,637)	—
Purchase of fixed assets	(3,624)	(1,449)
Cash used in investing activities	(5,178)	(1,449)

Cash flows from financing activities:
Repurchases of common stock	(219)	—
Dividends paid	(23,224)	(21,329)
Cash used in financing activities	(23,443)	(21,329)

Net increase in cash, cash equivalents and restricted cash	79,114	29,609
Cash, cash equivalents and restricted cash, beginning of period	428,242	283,024
Cash, cash equivalents and restricted cash, end of period	$507,356	$312,633

Supplemental disclosure of cash flow information:
Income taxes paid	$6,000	$—
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$4,174	$—
(Decrease) increase in accounts payable related to capital expenditures	$(619)	$1,289
Issuance of common stock	$—	$78

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Description of Business Segments

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

On January 11, 2021, we completed our reorganization from a business trust, organized under a Declaration of Trust dated February 1, 1888 (the “Declaration of Trust”), to a corporation (the “Corporate Reorganization”) and changed our name from Texas Pacific Land Trust (the “Trust”) to Texas Pacific Land Corporation. See further discussion of the Corporate Reorganization and its impact on our equity structure in Note 10, “Changes in Equity.” Any references in these condensed consolidated financial statements and notes to the Company, TPL, our, we, or us with respect to periods prior to January 11, 2021 are in reference to the Trust, and references to periods on or after that date are in reference to Texas Pacific Land Corporation or TPL Corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021, respectively, and its cash flows for the three months ended March 31, 2022 and 2021, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Form 10-K for the year ended December 31, 2021. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of TPL and provide a framework for timely and rational allocation of resources within businesses. See Note 11, “Business Segment Reporting” for further information regarding our segments.

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

Share-based Compensation

The Company utilizes the closing stock price on the date of grant to determine the fair value of service-vesting awards, which for the Company includes restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”) with a performance condition. For PSUs with a market condition, grant date fair value is determined using an advanced option-pricing model. Unvested awards are entitled to dividends or dividend equivalents which are accrued and distributed to award recipients at the time such awards vest. Dividends are forfeitable if the related award is forfeited. For RSAs, RSUs and PSUs with performance conditions, forfeitures are recognized in the period in which they occur. For PSU awards with market conditions, forfeitures are only recognized if the award recipient does not render the required service during the measurement period.

For share-based compensation awards, the Company recognizes compensation expense in the financial statements over the awards’ vesting periods using the graded-vesting method for RSUs and RSAs. For PSU awards with performance conditions, the Company recognizes compensation expense ratably over the measurement period at such time as the awards are probable and estimable. For PSU awards with market conditions, the Company recognizes compensation expenses ratably over the measurement period whether the market condition is satisfied or not if the service for the award is rendered. Share-based compensation is reported on the consolidated statements of income and total comprehensive income as a component of salaries and related employee expenses for employee awards and in general and administrative expenses for director awards.

Recently Adopted Accounting Guidance

In July 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-05, “Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments.” Under the ASU, a lessor classifies a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease under ASC 842 classification criteria and the lessor would have otherwise recognized a day one loss. The adoption of this guidance effective January 1, 2022, had no impact on our condensed consolidated financial statements and disclosures.

3.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Property, plant and equipment, at cost:
Water service-related assets	$110,866	$108,732
Furniture, fixtures and equipment	9,147	9,071
Other	598	598
Total property, plant and equipment, at cost	120,611	118,401
Less: accumulated depreciation	(40,615)	(38,679)
Property, plant and equipment, net	$79,996	$79,722

Depreciation expense was $3.8 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively.

4.    Real Estate Activity

As of March 31, 2022 and December 31, 2021, TPL owned the following land and real estate (in thousands, except number of acres):

	March 31, 2022		December 31, 2021
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	823,445	$—	823,452	$—
Real estate acquired	57,146	109,083	57,129	109,071
Total real estate situated in Texas	880,591	$109,083	880,581	$109,071

(1)Real estate assigned through the 1888 Declaration of Trust.

There were no significant land sales or acquisitions for the three months ended March 31, 2022.

5.    Oil and Gas Royalty Interests

As of March 31, 2022 and December 31, 2021, we owned the following oil and gas royalty interests (in thousands):

	Net Book Value
	March 31, 2022	December 31, 2021
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	47,903	46,266
Total royalty interests, gross	$47,903	$46,266
Less: accumulated depletion	(2,108)	(1,876)
Total royalty interests, net	$45,795	$44,390

Acquisition

For the three months ended March 31, 2022, we acquired oil and gas royalty interests in 92 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $1.6 million, an average price of approximately $17,750 per net royalty acre. There were no oil and gas royalty interest transactions for the three months ended March 31, 2021.

6.    Share-Based Compensation

Incentive Plan for Employees

As of March 31, 2022, the Company has issued RSAs, RSUs and PSUs under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) to certain employees. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan is 75,000 shares. As of March 31, 2022, 65,452 shares of the Company’s common stock remained available for future grants. Currently, all RSAs, RSUs, and PSUs granted under the 2021 Plan are entitled to receive dividends (for RSAs and RSUs, which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. The Company utilizes the closing stock price on the date of grant to determine the fair value of RSAs, RSUs and PSUs with a performance condition. For PSUs with a market condition, the Company utilizes a Monte Carlo simulation model to determine grant date fair value per share.

The following table summarizes activity related to RSAs for the three months ended March 31, 2022:

	Restricted Stock Awards
	Number of RSAs	Grant-Date Fair Value per Share
Outstanding at December 31, 2021	3,330	$1,252
Granted	—	—
Vested	—	—
Cancelled and forfeited	—	—
Outstanding at March 31, 2022	3,330	$1,252

RSAs were granted on December 29, 2021 with 1,993 shares vesting on December 29, 2022 and 1,337 shares vesting on December 29, 2023.

The following table summarizes activity related to RSUs for the three months ended March 31, 2022:

	Restricted Stock Units
	Number of RSUs	Grant-Date Fair Value per Share
Outstanding at December 31, 2021	—	$—
Granted	3,824	1,105
Vested	—	—
Cancelled and forfeited	—	—
Outstanding at March 31, 2022	3,824	$1,105

On February 11, 2022, the Company granted awards totaling 3,824 RSUs to certain employees. The grant date fair value was $1,105 per share. These time-based awards vest in one-third increments over a three-year period.

The following table summarizes activity related to PSUs for the three months ended March 31, 2022:

	Performance Stock Units
	Number of PSUs	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	—	$—
Granted (1)	2,394	1,355
Vested	—	—
Cancelled and forfeited	—	—
Outstanding at March 31, 2022	2,394	$1,355

(1)Includes 1,197 RTSR (as defined below) PSUs with a grant date fair value of $1,605 per share and 1,197 FCF (as defined below) PSUs with a grant date fair value of $1,105 per share.

On February 11, 2022, the Company granted PSUs to certain employees. Each PSU has a value equal to one share of common stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) for the three-year period from January 2022 to January 2025 compared to the XOP Index, and 50% of the PSUs may be earned based on the cumulative free cash flow per share (“FCF”) over the three-year vesting period. As the RTSR PSU is a market-based award, its grant date fair value was determined using a Monte Carlo simulation model that uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the XOP Index, i.e. the probability of satisfying the market condition defined in the award. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award. The risk-free interest rate was based on U.S. Treasury yield constant maturities for a term matching the expected term of the award.

Equity Plan for Non-Employee Directors

As of March 31, 2022, the Company had granted 595 RSAs to directors of the Company under the 2021 Non-Employee Director and Deferred Compensation Plan (the “2021 Directors Plan”). The maximum aggregate number of shares of common stock that may be issued under the 2021 Directors Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of March 31, 2022, 9,405 shares of the Company’s common stock remained available for future grants. Currently, all RSAs granted under the 2021 Directors Plan are entitled to receive dividends, which are accrued and distributed to award recipients upon vesting. Dividends are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. The Company utilizes the closing stock price on the date of grant to determine the fair value of the RSAs.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the three months ended March 31, 2022:

	Restricted Stock Awards
	Number of RSAs	Grant-Date Fair Value per Share
Outstanding at December 31, 2021	—	$—
Granted	680	1,249
Vested	—	—
Cancelled and forfeited	(85)	1,249
Outstanding at March 31, 2022	595	$1,249

On January 1, 2022, the Company granted 680 shares of restricted stock to our directors. During the three months ended March 31, 2022, 85 shares were forfeited resulting from the departure of a director. The shares will vest on the first anniversary of the award. The fair value as of the date of grant was $1,249 per share.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2022	2021
Salaries and related employee expenses (employee awards)	$1,319	$—
General and administrative expenses (director awards)	186	—
Total share-based compensation expense (1)	$1,505	$—

(1)The Company recognized a tax benefit of $0.3 million related to share-based compensation for the three months ended March 31, 2022.

As of March 31, 2022, there was $10.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.8 years.

7.    Income Taxes

The calculation of our effective tax rate is as follows for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Income before income taxes	$124,389	$62,027
Income tax expense	$26,489	$11,975
Effective tax rate	21.3%	19.3%

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

8.    Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of shares outstanding during the period plus unvested restricted stock and other unvested awards granted pursuant to our incentive and equity compensation plans. The computation of diluted EPS reflects the potential dilution that could occur if all outstanding awards under the incentive and equity compensation plans were converted into shares of common stock or resulted in the issuance of shares of common stock that would then share in the earnings of the Company. The number of dilutive securities is computed using the treasury stock method.

The following table sets forth the computation of EPS for three months ended March 31, 2022 and 2021 (in thousands, except number of shares and per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$97,900	$50,052

Basic EPS:
Weighted average shares outstanding for basic EPS	7,741,365	7,756,156
Basic EPS	$12.65	$6.45

Diluted EPS:
Weighted average shares outstanding for basic EPS	7,741,365	7,756,156
Effect of Dilutive securities:
Incentive and equity compensation plans	1,345	—
Weighted average shares outstanding for diluted EPS	7,742,710	7,756,156
Diluted EPS	$12.64	$6.45

Restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until such time as the shares of restricted stock vest. The RTSR PSUs are not included in the dilutive securities in the table above as they are anti-dilutive for the three months ended March 31, 2022.

9.    Commitments

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of March 31, 2022.

10.    Changes in Equity

The following tables present changes in our equity for the three months ended March 31, 2022 and 2021 (in thousands, except shares and per share amounts):

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accum. Other Comp. Inc/(Loss)	Retained Earnings	Total Equity
	Shares	Amount		Shares	Amount
For the three months ended March 31, 2022:
Balances as of December 31, 2021	7,744,695	$78	$28	11,461	$(15,417)	$(1,007)	$668,029	$651,711
Net income	—	—	—	—	—	—	97,900	97,900
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,224)	(23,224)
Share-based compensation, net of forfeitures	595	—	1,477	(595)	800	—	(796)	1,481
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of March 31, 2022	7,745,290	$78	$1,505	10,866	$(14,617)	$(999)	$741,909	$727,876

	Sub-share Certificates	Common Stock		Accum. Other Comp. Inc/(Loss)	Retained Earnings	Net Proceeds From All Sources	Total Equity
	Shares	Shares	Amount
For the three months ended March 31, 2021:
Balances as of December 31, 2020	7,756,156	—	$—	$(2,693)	$—	$487,877	$485,184
Net income	—	—	—	—	50,052	—	50,052
Dividends paid — $2.75 per share of common stock	—	—	—	—	(21,329)	—	(21,329)
Conversion of Sub-shares into shares of common stock	(7,756,156)	7,756,156	78	—	487,799	(487,877)	—
Periodic pension costs, net of income taxes of $8	—	—	—	28	—	—	28
Balances as of March 31, 2021	—	7,756,156	$78	$(2,665)	$516,522	$—	$513,935

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

Prior to the market opening on January 11, 2021, the Trust distributed all of the shares of common stock of TPL Corporation to holders of sub-share certificates (“Sub-shares”) of the Trust, on a pro rata, one-for-one, basis in accordance with their interests in the Trust (the “Distribution”). As a result of the Distribution, TPL Corporation is now a corporation with its common stock listed under the symbol “TPL” on the New York Stock Exchange.

Stock Repurchase Program

As our prior share repurchase program expired on December 31, 2021, there were no stock repurchases for the three months ended March 31, 2022. Repurchases of common stock of $0.2 million reported on the condensed consolidated statements of cash flows for the three months ended March 31, 2022 represent share repurchases executed and recorded during December 2021 but not settled until January 2022.

On March 11, 2022, our board of directors approved a stock repurchase program to purchase up to an aggregate of $100 million of shares of our outstanding common stock. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan (the “Trading Plan”) that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. Stock repurchases under the Trading Plan began April 18, 2022. The stock repurchase program expires on December 31, 2022.

11.    Business Segment Reporting

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

Segment financial results were as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Land and resource management	$113,347	$57,790
Water services and operations	33,988	26,365
Total consolidated revenues	$147,335	$84,155

Net income:
Land and resource management	$81,156	$39,513
Water services and operations	16,744	10,539
Total consolidated net income	$97,900	$50,052

Capital expenditures:
Land and resource management	$122	$—
Water services and operations	2,883	2,738
Total capital expenditures	$3,005	$2,738

Depreciation, depletion and amortization:
Land and resource management	$536	$494
Water services and operations	3,590	3,344
Total depreciation, depletion and amortization	$4,126	$3,838

The following table presents total assets and property, plant and equipment, net by segment as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Land and resource management	$728,354	$635,338
Water services and operations	128,215	128,726
Total consolidated assets	$856,569	$764,064

Property, plant and equipment, net:
Land and resource management	$6,499	$6,639
Water services and operations	73,497	73,083
Total consolidated property, plant and equipment, net	$79,996	$79,722

12.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of equivalency (“BOEs”). One BOE equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. As of March 31, 2022 and 2021, our share of oil and gas produced was approximately 20.8 and 16.4 thousand BOEs per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 556 and 452 DUC wells subject to our royalty interest as of March 31, 2022 and December 31, 2021, respectively.

13.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On May 3, 2022, the board of directors declared a quarterly cash dividend of $3.00 per share and a special dividend of $20.00 per share, both payable on June 15, 2022 to stockholders of record at the close of business on June 8, 2022.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s future operations and prospects, the potential future impact of COVID-19, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022 and the condensed consolidated financial statements and accompanying notes included, in Part I, Item 1 of this Quarterly Report on Form 10-Q. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance.

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 880,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land and a 1/16th NPRI under approximately 371,000 acres of land, as well as approximately 4,000 additional net royalty acres (normalized to 1/8th), all located in the western part of Texas.

We completed our reorganization from a business trust to a corporation (the “Corporate Reorganization”) on January 11, 2021, changing our name from Texas Pacific Land Trust (the “Trust”) to Texas Pacific Land Corporation. Any references in this Quarterly Report on Form 10-Q to the Company, TPL, our, we, or us with respect to periods prior to January 11, 2021 are in reference to the Trust, and references to periods on or after that date are in reference to Texas Pacific Land Corporation or TPL Corporation. For further information on the Corporate Reorganization, see Note 10, “Changes in Equity” in the notes to the condensed consolidated financial statements.

Our business activity is generated from surface and royalty interest ownership in West Texas, primarily in the Permian Basin. Our revenues are derived from oil, gas and produced water royalties, sales of water and land, easements and commercial leases. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by the owners and operators of not only the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, easements and other surface-related revenue.

For a further overview of our business and business segments, see Item 1. “Business — General” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Market Conditions

Global Oil Market Impact in 2022

Average oil and gas prices during the first quarter of 2022 were meaningfully higher compared to average prices during most of the previous quarterly periods over the last decade. In 2021, oil prices were supported by oil supply cuts by OPEC+. Oil demand in 2021 broadly trended higher throughout the year, which also helped support strengthening oil prices. Beginning in March 2022, Russia’s incursion into Ukraine created volatility in global supply of numerous commodities, including oil. In response, the US has implemented numerous measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. The confluence of these major events have contributed to increased fluctuations in oil prices during 2022. Although our revenues are directly and indirectly impacted by changes in oil prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential oil price volatility.

COVID-19 Pandemic

We continue to monitor the COVID-19 pandemic as cases and hospitalizations have dropped significantly in 2022. We are following local government mandates, where applicable, and will continue to revise and refine our on-site work to ensure business continuity and the safety and wellbeing of our employees. The full extent to which the Pandemic impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and new variants of the virus.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. Exploration and production (“E&P”) firms active in the Permian have generally guided towards increased drilling and development activity in 2022 compared to prior year activity levels. Per the U.S. Energy Information Administration (“EIA”), Permian production is currently in excess of five million barrels per day, which is higher than the average daily production of every year prior to 2022. Despite record Permian production volumes, E&P companies continue to experience challenges with labor and supply chains related to drilling and completion activities, which could negatively impact overall production.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$95.18	$58.09
Henry Hub average price per mmbtu	$4.67	$3.50

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	572	446
Average monthly horizontal wells drilled	465	343
Average weekly horizontal rig count	265	189
DUCs as of March 31 for each applicable year	3,924	4,617

Total Average US weekly horizontal rig count (2)	575	350

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

The metrics above demonstrate the shifts in activity in the Permian Basin for the three months ended March 31, 2022 and 2021. Oil and gas prices in the first quarter of 2022 have rebounded strongly compared to the comparable period in 2021. Development, drilling, completion, and production activities across the Permian broadly have also significantly improved in the first quarter of 2022 compared to the prior year, although operators currently continue to deploy capital at a measured, albeit increased, pace. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of March 31, 2022.

As of March 31, 2022, we had cash and cash equivalents of $507.4 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to repurchase our common stock subject to market conditions, to pay dividends subject to the discretion of our board of directors and for general corporate purposes. For the three months ended March 31, 2022, we paid $23.2 million in dividends to our stockholders. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

During the three months ended March 31, 2022, we invested approximately $2.9 million in TPWR projects to maintain and/or enhance water sourcing assets, of which $0.9 million related to electrifying our water sourcing infrastructure.

Cash Flows from Operating Activities

For the three months ended March 31, 2022 and 2021, net cash provided by operating activities was $107.7 million and $52.4 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, and easements and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the three months ended March 31, 2022 compared to the same period of 2021, was primarily related to increased prices and volumes of oil and gas production and was partially offset by increased working capital requirements.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $5.2 million and $1.4 million, respectively. Our cash flows used in investing activities are primarily related to capital expenditures related to our water services and operations segment and acquisitions of royalty interests.

Capital expenditures increased $2.2 million for the three months ended March 31, 2022 compared to the same period of 2021. Acquisitions of royalty interests increased approximately $1.6 million for the three months ended March 31, 2022 compared to the same period 2021.

Cash Flows Used in Financing Activities

For the three months ended March 31, 2022 and 2021, net cash used in financing activities was $23.4 million and $21.3 million, respectively. Our cash flows used in financing primarily consist of activities which return capital to our stockholders such as payment of dividends.

During the three months ended March 31, 2022, we paid total dividends of $23.2 million consisting of cumulative paid cash dividends of $3.00 per share. During the three months ended March 31, 2021, we paid total dividends of $21.3 million consisting of cumulative cash dividends of $2.75 per share.

Results of Operations

The following table shows our consolidated results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Oil and gas royalties	$104,172	$49,533
Water sales	18,820	12,956
Produced water royalties	14,870	12,549
Easements and other surface-related income	9,192	9,047
Land sales and other operating revenue	281	70
Total revenues	147,335	84,155

Expenses:
Salaries and related employee expenses	9,385	9,979
Water service-related expenses	2,782	3,298
General and administrative expenses	3,000	2,806
Legal and professional fees	1,719	2,212
Ad valorem taxes	2,010	—
Depreciation, depletion and amortization	4,126	3,838
Total operating expenses	23,022	22,133

Operating income	124,313	62,022

Other income, net	76	5
Income before income taxes	124,389	62,027
Income tax expense	26,489	11,975
Net income	$97,900	$50,052

For the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Consolidated Revenues and Net Income:

Total revenues and net income increased $63.2 million and $47.8 million, respectively, for the three months ended March 31, 2022 compared to the same period for the three months ended March 31, 2021. These increases were principally due to the $54.6 million increase in oil and gas royalty revenue and the $5.9 million increase in water sales over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $9.4 million for the three months ended March 31, 2022 compared to $10.0 million for the comparable period of 2021. Salaries and related employee expenses for the three months ended March 31, 2021 included a $2.0 million severance accrual. Salaries and related employee expenses for the three months ended March 31, 2022 include $1.3 million of share-based compensation expense.

Water service-related expenses. Water service-related expenses decreased to $2.8 million for the three months ended March 31, 2022 from $3.3 million for the same period of 2021. This decrease in expenses was principally the result of a decrease in fuel and equipment rental expenses due to our investment in electrifying our water sourcing infrastructure.

Legal and professional fees. Legal and professional fees decreased $0.5 million to $1.7 million for the three months ended March 31, 2022 from $2.2 million for the comparable period of 2021. Legal and professional fees for the three months ended March 31, 2021 were higher principally due to legal expenses associated with our Corporate Reorganization which was completed on January 11, 2021.

Ad valorem taxes. For the three months ended March 31, 2022, the Company recorded an accrual of approximately $2.0 million for ad valorem taxes. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by certain third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from one such third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third party, we are accruing an estimate of such taxes and intend to pay the taxes when they become due in order to protect the royalty interests from any potential tax liens for nonpayment of future ad valorem taxes.

Total income tax expense. Total income tax expense was $26.5 million and $12.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase in income tax expense is primarily related to increased operating income resulting from increased revenues from oil and gas royalties and water sales.

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 11, “Business Segment Reporting” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our results of operations for the three months ended March 31, 2022 have benefited from a rebound in oil and gas activity in the Permian Basin and commodity prices compared to 2021. While our oil and gas royalty revenues have benefited from increased royalty production and higher commodity prices during this time period, our surface-related income continues to be impacted by the development pace of operators in the Permian.

For the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended March 31,
	2022		2021
Revenues:
Land and resource management:
Oil and gas royalty revenue	$104,172	71%	$49,533	59%
Easements and other surface-related income	8,894	6%	8,187	10%
Land sales and other operating revenue	281	—%	70	—%
Total land and resource management revenue	113,347	77%	57,790	69%

Water services and operations:
Water sales	18,820	13%	12,956	15%
Produced water royalties	14,870	10%	12,549	15%
Easements and other surface-related income	298	—%	860	1%
Total water services and operations revenue	33,988	23%	26,365	31%
Total consolidated revenues	$147,335	100%	$84,155	100%

Net income:
Land and resource management	$81,156	83%	$39,513	79%
Water services and operations	16,744	17%	10,539	21%
Total consolidated net income	$97,900	100%	$50,052	100%

Land and Resource Management

Land and Resource Management segment revenues increased $55.6 million, or 96.1%, to $113.3 million for the three months ended March 31, 2022 as compared to the comparable period of 2021. The increase in Land and Resource Management segment revenues is principally due to an increase in oil and gas royalty revenue, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $104.2 million for the three months ended March 31, 2022 compared to $49.5 million for the three months ended March 31, 2021, an increase of 110.3%. The table below provides financial and operational data by royalty stream for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Our share of production volumes(1):
Oil (MBbls)	796	646
Natural gas (MMcf)	3,279	2,709
NGL (MBbls)	528	383
Equivalents (MBoe)	1,871	1,480
Equivalents per day (MBoe/d)	20.8	16.4

Oil and gas royalty revenue (in thousands):
Oil royalties	$71,681	$34,249
Natural gas royalties	16,175	7,360
NGL royalties	16,316	7,924
Total oil and gas royalties	$104,172	$49,533

Realized prices:
Oil ($/Bbl)	$94.24	$55.53
Natural gas ($/Mcf)	$5.33	$2.94
NGL ($/Bbl)	$33.42	$22.36
Equivalents ($/Boe)	$58.31	$35.04

(1)     Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Our share of crude oil, natural gas and NGL production volumes was 20.8 thousand Boe per day for the three months ended March 31, 2022 compared to 16.4 thousand Boe per day for the same period of 2021. The average realized prices were $94.24 per barrel of oil, $5.33 per Mcf of natural gas, and $33.42 per barrel of NGL, for a total equivalent price of $58.31 per Boe for the three months ended March 31, 2022, an increase of $23.27 per Boe compared to the total equivalent price of $35.04 per Boe for the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $8.9 million for the three months ended March 31, 2022, an increase of 8.6% compared to $8.2 million for the three months ended March 31, 2021. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases and seismic and temporary permits. The increase in easements and other surface-related income is principally related to increases of $1.5 million in pipeline easement income, $0.9 million in power line and utility easements, and $0.6 million in material sales for the three months ended March 31, 2022 compared to the same period of 2021. These increases were partially offset by a $2.4 million decrease in commercial lease revenue for the three months ended March 31, 2022. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended March 31, 2022.

Net income. Net income for the Land and Resource Management segment was $81.2 million for the three months ended March 31, 2022 compared to $39.5 million for the three months ended March 31, 2021. Expenses, including income tax expense, for the Land and Resource Management segment were $32.2 million and $18.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase in expenses during 2022 is principally related to a $12.9 million increase in income tax expense for the three months ended March 31, 2022 compared to the same period of 2021. Expenses are discussed further above under “Results of Operations.”

Water Services and Operations

Water Services and Operations segment revenues increased 28.9%, to $34.0 million for the three months ended March 31, 2022 as compared with revenues of $26.4 million for the comparable period of 2021. The increase in Water Services and Operations segment revenues is due to increases in water sales and produced water royalty revenue. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue was $18.8 million for the three months ended March 31, 2022, an increase of $5.9 million or 45.3%, compared with the three months ended March 31, 2021 when water sales revenue was $13.0 million. The increase in water sales is principally due to increased average pricing for the three months ended March 31, 2022, compared to the same period of 2021. Average pricing in 2022 has generally returned to pre-pandemic levels, while pricing in 2021 continued to be impacted by the lows in 2020 brought on by COVID-19.

Produced water royalties. Produced water royalties are royalties received from the transportation or disposal of produced water on our land. We do not operate any saltwater disposal wells. Produced water royalties were $14.9 million for the three months ended March 31, 2022 compared to $12.5 million for the same period in 2021. This increase is principally due to increased produced water volumes for the three months ended March 31, 2022 compared to the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $0.3 million for the three months ended March 31, 2022, a decrease of $0.6 million compared to $0.9 million for the three months ended March 31, 2021. The decrease in easements and other surface-related income relates to a decrease in temporary permits for sourced water lines for the three months ended March 31, 2022 compared to the same period in 2021.

Net income. Net income for the Water Services and Operations segment was $16.7 million for the three months ended March 31, 2022 compared to $10.5 million for the three months ended March 31, 2021. As discussed above, revenues for the Water Services and Operations segment increased 28.9% for the three months ended March 31, 2022 compared to the same period of 2021. Expenses, including income tax expense, for the Water Services and Operations segment were $17.2 million for the three months ended March 31, 2022 as compared to $15.8 million for the three months ended March 31, 2021. The overall increase in segment expenses during 2022 is principally related to increased income tax expense as a result of increased segment operating income during the same time period. Expenses are discussed further above under “Results of Operations.”

Non-GAAP Performance Measures

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP measurements. These measurements are not to be considered more relevant or accurate than the measurements presented in accordance with GAAP. In compliance with the requirements of the SEC, our non-GAAP measurements are reconciled to net income, the most directly comparable GAAP performance measure. For all non-GAAP measurements, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP measurements.

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measurement of earnings before interest, taxes, depreciation, depletion and amortization. Its purpose is to highlight earnings without finance, taxes, and depreciation, depletion and amortization expense, and its use is limited to specialized analysis. We calculate Adjusted EBITDA as EBITDA excluding the impact of certain non-cash, non-recurring and/or unusual, non-operating items, including, but not limited to: employee share-based compensation, conversion costs related to our Corporate Reorganization, and severance costs. We have presented EBITDA and Adjusted EBITDA because we believe that both are useful supplements to net income in analyzing operating performance.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$97,900	$50,052
Add:
Income tax expense	26,489	11,975
Depreciation, depletion and amortization	4,126	3,838
EBITDA	128,515	65,865
Add:
Employee share-based compensation	1,319	—
Conversion costs related to corporate reorganization	—	1,973
Severance costs	—	2,000
Adjusted EBITDA	$129,834	$69,838

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022.

There have been no material changes to our critical accounting policies or in the estimates and assumptions underlying those policies, from those provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report on Form 10-K.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information related to market risk of the Company since December 31, 2021.

Item 4. Controls and Procedures.

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to income taxes as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Plan for Remediation of Material Weakness

As of December 31, 2021, management determined that there was a design gap in our controls regarding the periodic evaluation of historical tax returns and tax positions for income taxes. As a result of this design gap, we did not timely identify the incorrect tax treatment of depletion related to our oil and gas royalty interests in our filed income tax returns related to prior periods until the fourth quarter of 2021. The material weakness did not result in any restatements of our consolidated financial statements or disclosures for any prior period.

We are committed to remediating the control deficiency that gave rise to the material weakness. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.

We have developed a plan to remediate the material weakness in internal control over financial reporting related to our controls over income taxes, which consists of:

•Quarterly evaluation of tax positions taken by the Company by our personnel and third-party tax professional; and

•Enhanced monitoring activities related to changes in tax laws and regulations which may impact the Company.

As of the end of the first quarter of 2022, management has effectively designed, implemented and tested the operating effectiveness of controls related to the periodic evaluation of historical tax returns and tax positions for income taxes. However, this material weakness will not be considered remediated until management has concluded, through testing, that the controls described above have operated effectively for a minimum of two quarters.

Changes in Internal Controls During the First Quarter of 2022

Other than the changes described above, there have been no other changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

TPL is not involved in any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of common stock during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	May 4, 2022	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	May 4, 2022	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer