Form 10-Q
period 2022-06-30
Texas Pacific Land Corp
filed 2022-08-03
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Yes ☐ No ☑

As of July 29, 2022, the Registrant had 7,722,371 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$389,794	$428,242
Accounts receivable and accrued receivables, net	132,410	95,217
Prepaid expenses and other current assets	1,732	3,054
Total current assets	523,936	526,513
Real estate acquired	109,083	109,071
Property, plant and equipment, net	83,444	79,722
Royalty interests acquired, net	45,583	44,390
Other assets	2,662	4,368
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$764,708	$764,064
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$29,284	$18,008
Income taxes payable	22,650	29,083
Unearned revenue	5,139	3,809
Total current liabilities	57,073	50,900
Deferred taxes payable	37,995	38,948
Unearned revenue - noncurrent	21,196	20,449
Accrued liabilities	3,163	2,056
Total liabilities	119,427	112,353

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,727,916 and 7,744,695 outstanding as of June 30, 2022 and December 31, 2021, respectively	78	78
Treasury stock, at cost; 28,240 and 11,461 shares as of June 30, 2022 and December 31, 2021, respectively	(40,011)	(15,417)
Additional paid-in capital	3,356	28
Accumulated other comprehensive loss	(991)	(1,007)
Retained earnings	682,849	668,029
Total equity	645,281	651,711
Total liabilities and equity	$764,708	$764,064

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Oil and gas royalties	$121,268	$58,204	$225,440	$107,737
Water sales	22,272	12,473	41,092	25,429
Produced water royalties	18,669	15,458	33,539	28,007
Easements and other surface-related income	13,990	8,977	23,182	18,024
Land sales and other operating revenue	71	820	352	890
Total revenues	176,270	95,932	323,605	180,087

Expenses:
Salaries and related employee expenses	9,588	13,271	18,973	23,250
Water service-related expenses	3,915	3,551	6,697	6,849
General and administrative expenses	3,705	2,841	6,705	5,647
Legal and professional fees	1,163	1,141	2,882	3,353
Ad valorem taxes	2,011	—	4,021	—
Depreciation, depletion and amortization	4,180	3,858	8,306	7,696
Total operating expenses	24,562	24,662	47,584	46,795

Operating income	151,708	71,270	276,021	133,292

Other income, net	630	406	706	411
Income before income taxes	152,338	71,676	276,727	133,703
Income tax expense	33,444	14,630	59,933	26,605
Net income	$118,894	$57,046	$216,794	$107,098

Other comprehensive income — periodic pension costs, net of income taxes for the three and six months ended June 30, 2022 and 2021 of $2, $8, $4, and $15, respectively	8	29	16	57
Total comprehensive income	$118,902	$57,075	$216,810	$107,155

Net income per share of common stock
Basic	$15.37	$7.36	$28.02	$13.81
Diluted	$15.37	$7.36	$28.01	$13.81

Weighted average number of shares of common stock outstanding
Basic	7,733,730	7,755,886	7,737,527	7,756,020
Diluted	7,737,112	7,755,886	7,739,859	7,756,020

Cash dividends per share of common stock	$23.00	$2.75	$26.00	$5.50

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$216,794	$107,098
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(953)	(382)
Depreciation, depletion and amortization	8,306	7,696
Share-based compensation	3,495	—
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(35,472)	(18,126)
Operating liabilities, excluding income taxes	9,668	814
Income taxes payable	(6,433)	(611)
Cash provided by operating activities	195,405	96,489

Cash flows from investing activities:
Proceeds from sale of fixed assets	96	—
Acquisition of real estate	(12)	(10)
Acquisition of royalty interests	(1,662)	—
Purchase of fixed assets	(6,685)	(4,461)
Cash used in investing activities	(8,263)	(4,471)

Cash flows from financing activities:
Repurchases of common stock	(24,592)	(2,504)
Dividends paid	(200,998)	(42,658)
Cash used in financing activities	(225,590)	(45,162)

Net (decrease) increase in cash, cash equivalents and restricted cash	(38,448)	46,856
Cash, cash equivalents and restricted cash, beginning of period	428,242	283,024
Cash, cash equivalents and restricted cash, end of period	$389,794	$329,880

Supplemental disclosure of cash flow information:
Income taxes paid	$67,324	$27,613
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$4,174	$—
Increase in accounts payable related to capital expenditures	$3,662	$451
Share repurchases not yet settled	$1,161	$—
Issuance of common stock	$—	$78

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021, respectively, and its cash flows for the six months ended June 30, 2022 and 2021, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

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

Compensation expense for RSUs and RSAs is recognized in the financial statements over the awards’ vesting periods using the graded-vesting method. Compensation expense for PSU awards with performance conditions is recognized ratably over the measurement period at such time as the awards are probable and estimable. Compensation expense for PSU awards with market conditions is recognized ratably over the measurement period whether the market condition is satisfied or not if the service for the award is rendered. Share-based compensation is reported on the condensed consolidated statements of income and total comprehensive income as a component of salaries and related employee expenses for employee awards and in general and administrative expenses for director awards.

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

3.    Real Estate Activity

As of June 30, 2022 and December 31, 2021, TPL owned the following land and real estate (in thousands, except number of acres):

	June 30, 2022		December 31, 2021
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	823,445	$—	823,452	$—
Real estate acquired	57,146	109,083	57,129	109,071
Total real estate situated in Texas	880,591	$109,083	880,581	$109,071

(1)Real estate assigned through the Declaration of Trust.

There were no significant land sales or acquisitions for the six months ended June 30, 2022.

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Property, plant and equipment, at cost:
Water service-related assets	$117,967	$108,732
Furniture, fixtures and equipment	9,384	9,071
Other	598	598
Total property, plant and equipment, at cost	127,949	118,401
Less: accumulated depreciation	(44,505)	(38,679)
Property, plant and equipment, net	$83,444	$79,722

Depreciation expense was $3.9 million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $7.7 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively.

5.    Oil and Gas Royalty Interests

As of June 30, 2022 and December 31, 2021, we owned the following oil and gas royalty interests (in thousands):

	Net Book Value
	June 30, 2022	December 31, 2021
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	47,928	46,266
Total royalty interests, gross	47,928	46,266
Less: accumulated depletion	(2,345)	(1,876)
Total royalty interests, net	$45,583	$44,390

Acquisition

For the six months ended June 30, 2022, we acquired oil and gas royalty interests in 92 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $1.7 million. There were no oil and gas royalty interest transactions for the six months ended June 30, 2021.

Depletion expense was $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Depletion expense was $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

6.    Share-Based Compensation

Incentive Plan for Employees

As of June 30, 2022, the Company has issued RSAs, RSUs and PSUs under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) to certain employees. The maximum aggregate number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) that may be issued under the 2021 Plan is 75,000 shares and, as of June 30, 2022, 65,452 shares of Common Stock remained available under the 2021 Plan for future grants. Currently, all RSAs, RSUs, and PSUs granted under the 2021 Plan are entitled to receive dividends (for RSAs and RSUs, which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. The Company utilizes the closing stock price on the date of grant to determine the fair value of RSAs, RSUs and PSUs with a performance condition. For PSUs with a market condition, the Company utilizes a Monte Carlo simulation model to determine grant date fair value per share.

The following table summarizes activity related to RSAs and RSUs for the six months ended June 30, 2022:

	Restricted Stock Awards		Restricted Stock Units
	Number of RSAs	Grant-Date Fair Value per Share	Number of RSUs	Grant-Date Fair Value per Share
Outstanding at December 31, 2021 (1)	3,330	$1,252	—	$—
Granted (2)	—	—	3,824	1,105
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—
Outstanding at June 30, 2022	3,330	$1,252	3,824	$1,105

(1)RSAs were granted on December 29, 2021 with 1,993 shares vesting on December 29, 2022 and 1,337 shares vesting on December 29, 2023.
(2)These time-based awards were granted on February 11, 2022, to certain employees and vest in one-third increments over a three-year period.

The following table summarizes activity related to PSUs for the six months ended June 30, 2022:

	Performance Stock Units
	Number of PSUs	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	—	$—
Granted (1)	2,394	1,355
Vested	—	—
Cancelled and forfeited	—	—
Outstanding at June 30, 2022	2,394	$1,355

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

Equity Plan for Non-Employee Directors

As of June 30, 2022, the Company had granted 699 RSAs to directors of the Company under the 2021 Non-Employee Director and Deferred Compensation Plan (the “2021 Directors Plan”). The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of June 30, 2022, 9,301 shares of Common Stock remained available under the 2021 Directors Plan for future grants. Currently, all RSAs granted under the 2021 Directors Plan are entitled to receive dividends, which are accrued and distributed to award recipients upon vesting. Dividends are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. The Company utilizes the closing stock price on the date of grant to determine the fair value of the RSAs.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the six months ended June 30, 2022:

	Restricted Stock Awards
	Number of RSAs	Grant-Date Fair Value per Share
Outstanding at December 31, 2021	—	$—
Granted	784	1,277
Vested	—	—
Cancelled and forfeited	(85)	1,249
Outstanding at June 30, 2022 (1)	699	$1,281

(1)On January 1, 2022, the Company granted 680 shares of restricted stock to directors. During the six months ended June 30, 2022, 85 shares were forfeited resulting from the departure of a director in March 2022, and an additional 104 shares of restricted stock were granted to new directors on April 15, 2022. The shares will vest on the first anniversary of the award.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Salaries and related employee expenses (employee awards)	$1,760	$—	$3,079	$—
General and administrative expenses (director awards)	230	—	416	—
Total share-based compensation expense (1)	$1,990	$—	$3,495	$—

(1)The Company recognized a tax benefit of $0.4 million and $0.7 million related to share-based compensation for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, there was $9.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.5 years.

7.    Income Taxes

The calculation of our effective tax rate is as follows for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before income taxes	$152,338	$71,676	$276,727	$133,703
Income tax expense	$33,444	$14,630	$59,933	$26,605
Effective tax rate	22.0%	20.4%	21.7%	19.9%

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

The following table sets forth the computation of EPS for the three and six months ended June 30, 2022 and 2021 (in thousands, except number of shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$118,894	$57,046	$216,794	$107,098

Basic EPS:
Weighted average shares outstanding for basic EPS	7,733,730	7,755,886	7,737,527	7,756,020
Basic EPS	$15.37	$7.36	$28.02	$13.81

Diluted EPS:
Weighted average shares outstanding for basic EPS	7,733,730	7,755,886	7,737,527	7,756,020
Effect of dilutive securities:
Incentive and equity compensation plans	3,382	—	2,333	—
Weighted average shares outstanding for diluted EPS	7,737,112	7,755,886	7,739,859	7,756,020
Diluted EPS	$15.37	$7.36	$28.01	$13.81

Restricted stock is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until such time as the shares of restricted stock vest. The RTSR PSUs are not included in the dilutive securities in the table above as they are anti-dilutive for the three and six months ended June 30, 2022.

9.    Commitments

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of June 30, 2022.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by certain third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization, we have received notice from one such third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. As of June 30, 2022, the Company has recorded an accrual of approximately $4.0 million for ad valorem taxes and intends to pay such taxes when they become due. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of June 30, 2022.

10.    Changes in Equity

The following tables present changes in our equity for the six months ended June 30, 2022 and 2021 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accum. Other Comp. Inc/(Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
For the six months ended June 30, 2022:
Balances as of December 31, 2021	7,744,695	$78	11,461	$(15,417)	$28	$(1,007)	$668,029	$651,711
Net income	—	—	—	—	—	—	97,900	97,900
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,224)	(23,224)
Share-based compensation, net of forfeitures	595	—	(595)	800	1,477	—	(796)	1,481
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of March 31, 2022	7,745,290	78	10,866	(14,617)	1,505	(999)	741,909	727,876
Net income	—	—	—	—	—	—	118,894	118,894
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,188)	(23,188)
Special dividends paid — $20.00 per share of common stock	—	—	—	—	—	—	(154,586)	(154,586)
Share-based compensation, net of forfeitures	104	—	(104)	140	1,851	—	(180)	1,811
Repurchases of common stock	(17,478)	—	17,478	(25,534)	—	—	—	(25,534)
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of June 30, 2022	7,727,916	$78	28,240	$(40,011)	$3,356	$(991)	$682,849	$645,281

	Sub-share Certificates	Common Stock		Treasury Stock		Accum. Other Comp. Inc/(Loss)	Retained Earnings	Net Proceeds From All Sources	Total Equity
	Shares	Shares	Amount	Shares	Amount
For the six months ended June 30, 2021:
Balances as of December 31, 2020	7,756,156	—	$—	$—	$—	$(2,693)	$—	$487,877	$485,184
Net income	—	—	—	—	—	—	50,052	—	50,052
Dividends paid — $2.75 per share of common stock	—	—	—	—	—	—	(21,329)	—	(21,329)
Conversion of Sub-shares into shares of common stock	(7,756,156)	7,756,156	78	—	—	—	487,799	(487,877)	—
Periodic pension costs, net of income taxes of $8	—	—	—	—	—	28	—	—	28
Balances as of March 31, 2021	—	7,756,156	78	—	—	(2,665)	516,522	—	513,935
Net income	—	—	—	—	—	—	57,046	—	57,046
Dividends paid — $2.75 per share of common stock	—	—	—	—	—	—	(21,329)	—	(21,329)
Repurchases of common stock	—	(1,633)	—	1,633	(2,504)	—	—	—	(2,504)
Periodic pension costs, net of income taxes of $8	—	—	—	—	—	29	—	—	29
Balances as of June 30, 2021	—	7,754,523	$78	1,633	$(2,504)	$(2,636)	$552,239	$—	$547,177

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

Stock Repurchase Program

On March 11, 2022, our board of directors approved a stock repurchase program to purchase up to an aggregate of $100 million of shares of our outstanding Common Stock during 2022. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan (the “Trading Plan”) that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. Stock repurchases under the Trading Plan began April 18, 2022. The stock repurchase program expires on December 31, 2022. For the six months ended June 30, 2022, we repurchased 17,478 shares at an average per share amount of $1,461.

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

Segment financial results were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Land and resource management	$133,385	$67,241	$246,732	$125,031
Water services and operations	42,885	28,691	76,873	55,056
Total consolidated revenues	$176,270	$95,932	$323,605	$180,087

Net income:
Land and resource management	$96,074	$45,443	$177,230	$84,956
Water services and operations	22,820	11,603	39,564	22,142
Total consolidated net income	$118,894	$57,046	$216,794	$107,098

Capital expenditures:
Land and resource management	$103	$13	$225	$13
Water services and operations	7,239	2,161	10,122	4,899
Total capital expenditures	$7,342	$2,174	$10,347	$4,912

Depreciation, depletion and amortization:
Land and resource management	$529	$442	$1,065	$936
Water services and operations	3,651	3,416	7,241	6,760
Total depreciation, depletion and amortization	$4,180	$3,858	$8,306	$7,696

The following table presents total assets and property, plant and equipment, net by segment as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Land and resource management	$618,716	$635,338
Water services and operations	145,992	128,726
Total consolidated assets	$764,708	$764,064

Property, plant and equipment, net:
Land and resource management	$6,355	$6,639
Water services and operations	77,089	73,083
Total consolidated property, plant and equipment, net	$83,444	$79,722

12.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For three months ended June 30, 2022 and 2021, our share of oil and gas produced was approximately 19.8 and 16.4 thousand Boe per day, respectively. For the six months ended June 30, 2022 and June 30, 2021, our share of oil and gas produced was approximately 20.3 and 16.4 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 574 and 452 DUC wells subject to our royalty interest as of June 30, 2022 and December 31, 2021, respectively.

13.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On August 2, 2022, the board of directors declared a quarterly cash dividend of $3.00 per share, payable on September 15, 2022 to stockholders of record at the close of business on September 8, 2022.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Quarterly Report on Form 10-Q or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s future operations and prospects, the potential future impact of COVID-19, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Market Conditions

Global Oil Market Impact in 2022

Average oil and gas prices during the second quarter of 2022 continued to increase over the average oil and gas prices during the first quarter of 2022 and were meaningfully higher compared to average prices during most of the previous quarterly periods over the last decade. In 2021, oil prices were supported by oil supply cuts by OPEC+. Oil demand in 2021 broadly trended higher throughout the year, which also helped support strengthening oil prices. Beginning in March 2022, Russia’s incursion into Ukraine created volatility in global supply of numerous commodities, including oil. In response, the US has implemented various measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. The confluence of these major events have contributed to increased fluctuations in oil prices during 2022. Inflation is at its highest level in decades and continues to significantly impact labor costs and supplies. The potential worsening of macro-economic conditions, including rising interest rates, could result in additional shifts in demand and supply in future periods. Although our revenues are directly and indirectly impacted by changes in oil prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential oil price volatility.

COVID-19 Pandemic

We continue to monitor the COVID-19 pandemic. We are following local government mandates, where applicable, and will continue to revise and refine our on-site work to ensure business continuity and the safety and wellbeing of our employees. The full extent to which the pandemic impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity, and new variants, of the virus.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies active in the Permian have generally increased their drilling and development activity to-date in 2022 compared to recent prior year activity levels. Per the U.S. Energy Information Administration (“EIA”), Permian production is currently in excess of five million barrels per day, which is higher than the average daily production of any year prior to 2022. Despite record Permian production volumes, E&P companies continue to experience challenges with labor and supply chains related to drilling and completion activities, which could negatively impact overall production.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$108.83	$66.19	$102.01	$62.21
Henry Hub average price per mmbtu	$7.53	$2.95	$6.08	$3.22

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	621	665	606	558
Average monthly horizontal wells drilled	504	386	483	365
Average weekly horizontal rig count	321	220	293	205
DUCs as of June 30 for each applicable year	4,380	5,080	4,380	5,080

Total Average US weekly horizontal rig count (2)	656	408	615	382

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and six months ended June 30, 2022 and 2021. Oil and gas prices in the first half of 2022 have significantly increased compared to the comparable period in 2021. Although E&P companies broadly continue to deploy capital at a measured pace, drilling and development activities across the Permian have generally improved in the second quarter of 2022 compared to the prior year. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of June 30, 2022.

As of June 30, 2022, we had cash and cash equivalents of $389.8 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to repurchase our common stock, par value $0.01 per share (the “Common Stock”) subject to market conditions, to pay dividends subject to the discretion of our board of directors and for general corporate purposes. For the six months ended June 30, 2022, we paid $201.0 million in dividends to our stockholders. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

During the six months ended June 30, 2022, we invested approximately $10.1 million in Texas Pacific Water Resources LLC (“TPWR”) projects to maintain and/or enhance water sourcing assets, of which $6.0 million related to electrifying our water sourcing infrastructure.

Cash Flows from Operating Activities

For the six months ended June 30, 2022 and 2021, net cash provided by operating activities was $195.4 million and $96.5 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, and easements and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the six months ended June 30, 2022 compared to the same period of 2021, was primarily related to increased prices and volumes of oil and gas production and was partially offset by increased tax payments and working capital requirements.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $8.3 million and $4.5 million, respectively. Our cash flows used in investing activities are primarily related to capital expenditures related to our water services and operations segment and acquisitions of royalty interests.

Capital expenditures increased $2.2 million for the six months ended June 30, 2022 compared to the same period of 2021. Acquisitions of royalty interests increased approximately $1.7 million for the six months ended June 30, 2022 compared to the same period 2021.

Cash Flows Used in Financing Activities

For the six months ended June 30, 2022 and 2021, net cash used in financing activities was $225.6 million and $45.2 million, respectively. Our cash flows used in financing primarily consist of activities which return capital to our stockholders such as payment of dividends and repurchases of our Common Stock.

During the six months ended June 30, 2022, we paid total dividends of $201.0 million consisting of cumulative paid cash dividends of $6.00 per share and special dividends of $20.00 per share. During the six months ended June 30, 2021, we paid total dividends of $42.7 million consisting of cumulative cash dividends of $5.50 per share. During the six months ended June 30, 2022 and 2021, we repurchased $25.5 million and $2.5 million of our Common Stock, respectively.

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Oil and gas royalties	$121,268	$58,204	$225,440	$107,737
Water sales	22,272	12,473	41,092	25,429
Produced water royalties	18,669	15,458	33,539	28,007
Easements and other surface-related income	13,990	8,977	23,182	18,024
Land sales and other operating revenue	71	820	352	890
Total revenues	176,270	95,932	323,605	180,087

Expenses:
Salaries and related employee expenses	9,588	13,271	18,973	23,250
Water service-related expenses	3,915	3,551	6,697	6,849
General and administrative expenses	3,705	2,841	6,705	5,647
Legal and professional fees	1,163	1,141	2,882	3,353
Ad valorem taxes	2,011	—	4,021	—
Depreciation, depletion and amortization	4,180	3,858	8,306	7,696
Total operating expenses	24,562	24,662	47,584	46,795

Operating income	151,708	71,270	276,021	133,292

Other income, net	630	406	706	411
Income before income taxes	152,338	71,676	276,727	133,703
Income tax expense	33,444	14,630	59,933	26,605
Net income	$118,894	$57,046	$216,794	$107,098

For the Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

Consolidated Revenues and Net Income:

Total revenues and net income increased $80.3 million and $61.8 million, respectively, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. These increases were principally due to the $63.1 million increase in oil and gas royalty revenue and the $13.0 million combined increase in water sales and produced water royalties over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $9.6 million for the three months ended June 30, 2022 compared to $13.3 million for the comparable period of 2021. Salaries and related employee expenses for the three months ended June 30, 2021 included severance costs of $4.7 million, while there were no severance costs during the same period of 2022. This decrease in expense for the three months ended June 30, 2022 was partially offset by increased compensation expense primarily related to employee stock awards granted under the Company’s equity incentive plan. Prior to December 2021, the Company did not have an equity incentive plan.

Water service-related expenses. Water service-related expenses increased to $3.9 million for the three months ended June 30, 2022 from $3.6 million for the same period of 2021. Field logistical services, repairs, and maintenance expenses increased for the three months ended June 30, 2022 compared to the same period of 2021 principally as a result of heightened sales activity during the same period. Additionally, the Company’s ongoing initiative to electrify its water sourcing infrastructure resulted in increased electricity expense which was more than offset by decreased fuel and equipment rental expenses for the three months ended June 30, 2022 compared to the same period of 2021.

General and administrative expenses. General and administrative expenses increased $0.9 million to $3.7 million for the three months ended June 30, 2022 from $2.8 million for the same period of 2021. The increase in general and administrative expenses during the three months ended June 30, 2022 compared to the same period of 2021 was principally related to board of director fees and expenses, increased charitable contributions, and travel expenses, primarily resulting from the expansion of the Company’s board of directors from nine members to ten members and our contribution of approximately $0.3 million to the Permian Basin Area Foundation in support of the initiative to renovate Hogan Park in Midland, Texas. Travel expenses increased as travel has generally returned to pre-pandemic levels.

Ad valorem taxes. For the three months ended June 30, 2022, the Company recorded an accrual of approximately $2.0 million for ad valorem taxes. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by certain third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from one such third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third party, we are accruing an estimate of such taxes and intend to pay the taxes when they become due in order to protect the royalty interests from any potential tax liens for nonpayment of future ad valorem taxes.

Total income tax expense. Total income tax expense was $33.4 million and $14.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase in income tax expense is primarily related to increased operating income resulting from increased revenues from oil and gas royalties and water sales.

For the Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

Consolidated Revenues and Net Income:

Revenues increased $143.5 million, or 79.7%, to $323.6 million for the six months ended June 30, 2022 compared to $180.1 million for the six months ended June 30, 2021. This increase was principally due to the $117.7 million increase in oil and gas revenue and the combined increase of $21.2 million in water sales and produced water royalties over the same period. Net income of $216.8 million for the six months ended June 30, 2022 more than doubled net income for the comparable period of 2021. The increase in net income was driven by the 107.1% increase in operating income resulting from the 79.7% increase in total revenues while operating expenses were relatively flat during the same time period. Individual revenue line items are discussed below under “Segment Results of Operations.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $19.0 million for the six months ended June 30, 2022 compared to $23.3 million for the comparable period of 2021. Salaries and related employee expenses during 2021 included $6.7 million of severance costs, while there were no severance costs during the same period of 2022. This decrease in expense for 2022 was partially offset by increased compensation expense primarily related to employee stock awards granted under the Company’s equity incentive plan. Prior to December 2021, the Company did not have an equity incentive plan.

General and administrative expenses. General and administrative expenses increased $1.1 million to $6.7 million for the six months ended June 30, 2022 from $5.6 million for the same period of 2021. The increase in general and administrative expenses during the six months ended June 30, 2022 compared to the same period of 2021 was principally related to board of director fees and expenses, increased charitable contributions, and travel expenses, primarily resulting from the expansion of the Company’s board of directors from nine members to ten members and our contribution of approximately $0.3 million to the Permian Basin Area Foundation in support of the initiative to renovate Hogan Park in Midland, Texas. Travel expenses increased as travel has generally returned to pre-pandemic levels.

Legal and professional expenses. Legal and professional fees were $2.9 million for the six months ended June 30, 2022 compared to $3.4 million for the comparable period of 2021. Legal and professional fees for the six months ended June 30, 2021 were principally higher due to legal expenses associated with our Corporate Reorganization which was completed on January 11, 2021.

Ad valorem taxes. For the six months ended June 30, 2022, the Company recorded an accrual of approximately $4.0 million for ad valorem taxes. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by certain third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from one such third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third party, we are accruing an estimate of such taxes and intend to pay the taxes when they become due in order to protect the royalty interests from any potential tax liens for nonpayment of future ad valorem taxes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $8.3 million for the six months ended June 30, 2022 compared to $7.7 million for the six months ended June 30, 2021. The increase in depreciation, depletion and amortization is principally related to our investment in water service-related assets placed in service in 2022 and, to a lesser extent, increased depletion related to our oil and gas royalty interests.

Total income tax expense. Total income tax expense was $59.9 million and $26.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in income tax expense is primarily related to increased operating income resulting from increased revenues from oil and gas royalties, water sales, and produced water royalties.

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

Our results of operations for the three and six months ended June 30, 2022 have benefited directly and indirectly from a rebound in oil and gas activity in the Permian Basin and increases in commodity prices compared to 2021. Our oil and gas royalty revenues have increased due to increased royalty production and higher commodity prices during this time period. Additionally, revenues derived from easements and other surface-related income, water sales, and produced water royalties have also generally been positively impacted by ongoing development activity in the Permian Basin.

For the Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended June 30,
	2022		2021
Revenues:
Land and resource management:
Oil and gas royalty revenue	$121,268	68%	$58,204	60%
Easements and other surface-related income	12,046	7%	8,217	9%
Land sales and other operating revenue	71	—%	820	1%
Total land and resource management revenue	133,385	75%	67,241	70%

Water services and operations:
Water sales	22,272	13%	12,473	13%
Produced water royalties	18,669	11%	15,458	16%
Easements and other surface-related income	1,944	1%	760	1%
Total water services and operations revenue	42,885	25%	28,691	30%
Total consolidated revenues	$176,270	100%	$95,932	100%

Net income:
Land and resource management	$96,074	81%	$45,443	80%
Water services and operations	22,820	19%	11,603	20%
Total consolidated net income	$118,894	100%	$57,046	100%

Land and Resource Management

Land and Resource Management segment revenues increased $66.1 million, or 98.4%, to $133.4 million for the three months ended June 30, 2022 as compared to the comparable period of 2021. The increase in Land and Resource Management segment revenues is principally due to an increase in oil and gas royalty revenue, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $121.3 million for the three months ended June 30, 2022 compared to $58.2 million for the three months ended June 30, 2021, an increase of 108.3%.

The table below provides financial and operational data by royalty stream for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Our share of production volumes(1):
Oil (MBbls)	813	683
Natural gas (MMcf)	2,912	2,807
NGL (MBbls)	507	342
Equivalents (MBoe)	1,805	1,493
Equivalents per day (MBoe/d)	19.8	16.4

Oil and gas royalty revenue (in thousands):
Oil royalties	$83,966	$42,577
Natural gas royalties	17,650	7,512
NGL royalties	19,652	8,115
Total oil and gas royalties	$121,268	$58,204

Realized prices:
Oil ($/Bbl)	$108.16	$65.30
Natural gas ($/Mcf)	$6.55	$2.89
NGL ($/Bbl)	$41.93	$25.64
Equivalents ($/Boe)	$70.36	$40.83

(1)Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Our share of crude oil, natural gas and NGL production volumes was 19.8 thousand Boe per day for the three months ended June 30, 2022 compared to 16.4 thousand Boe per day for the same period of 2021. The average realized prices were $108.16 per barrel of oil, $6.55 per Mcf of natural gas, and $41.93 per barrel of NGL, for a total equivalent price of $70.36 per Boe for the three months ended June 30, 2022, an increase of $29.53 per Boe compared to the total equivalent price of $40.83 per Boe for the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $12.0 million for the three months ended June 30, 2022, an increase of 46.6% compared to $8.2 million for the three months ended June 30, 2021. Easements and other surface-related income includes wellbore easements, pipeline easements, power line and utility easements, material sales, commercial leases, and temporary permits. The increase in easements and other surface-related income is principally related to increases of $1.6 million in wellbore easements, $1.1 million in pipeline easements, and $0.7 million in power line and utility easements for the three months ended June 30, 2022 compared to the same period of 2021. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended June 30, 2022.

Net income. Net income for the Land and Resource Management segment was $96.1 million for the three months ended June 30, 2022 compared to $45.4 million for the three months ended June 30, 2021. As discussed above, segment revenues increased 98.4% for the three months ended June 30, 2022 compared to the same period of 2021. Segment expenses, including income tax expense, were $37.3 million and $21.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase in expenses during 2022 is principally related to a $15.6 million increase in income tax expense for the three months ended June 30, 2022 compared to the same period of 2021. Expenses are discussed further above under “Results of Operations - Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 49.5%, to $42.9 million for the three months ended June 30, 2022 as compared with revenues of $28.7 million for the comparable period of 2021. The increase in Water Services and Operations segment revenues is due to increases in water sales and produced water royalty revenue. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue was $22.3 million for the three months ended June 30, 2022, an increase of $9.8 million or 78.6%, compared with the three months ended June 30, 2021 when water sales revenue was $12.5 million. The increase in water sales is principally due to a 55.0% increase in the number of barrels of sourced and treated water sold for the three months ended June 30, 2022, compared to the same period of 2021.

Produced water royalties. Produced water royalties are royalties received from the transportation or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any saltwater disposal wells. Produced water royalties were $18.7 million for the three months ended June 30, 2022 compared to $15.5 million for the same period in 2021. This increase is principally due to increased produced water volumes for the three months ended June 30, 2022 compared to the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $1.9 million for the three months ended June 30, 2022 compared to $0.8 million for the three months ended June 30, 2021. The increase in easements and other surface-related income relates to an increase in temporary permits for sourced water lines for the three months ended June 30, 2022 compared to the same period in 2021.

Net income. Net income for the Water Services and Operations segment increased $11.2 million to $22.8 million for the three months ended June 30, 2022 compared to $11.6 million for the three months ended June 30, 2021. As discussed above, segment revenues increased 49.5% for the three months ended June 30, 2022 compared to the same period of 2021. Segment expenses, including income tax expense, were $20.1 million for the three months ended June 30, 2022 as compared to $17.1 million for the three months ended June 30, 2021. The overall increase in segment expenses during 2022 is principally related to a $3.2 million increase in income tax expense as a result of increased segment operating income during the same time period. Operating expenses decreased $0.2 million during 2022 compared to 2021. Expenses are discussed further above under “Results of Operations - Consolidated.”

For the Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Six Months Ended June 30,
	2022		2021
Revenues:
Land and resource management:
Oil and gas royalty revenue	$225,440	70%	$107,737	60%
Easements and other surface-related income	20,940	6%	16,404	9%
Land sales and other operating revenue	352	—%	890	—%
Total land and resource management revenue	246,732	76%	125,031	69%

Water services and operations:
Water sales	41,092	13%	25,429	14%
Produced water royalties	33,539	10%	28,007	16%
Easements and other surface-related income	2,242	1%	1,620	1%
Total water services and operations revenue	76,873	24%	55,056	31%
Total consolidated revenues	$323,605	100%	$180,087	100%

Net income:
Land and resource management	$177,230	82%	$84,956	79%
Water services and operations	39,564	18%	22,142	21%
Total consolidated net income	$216,794	100%	$107,098	100%

Land and Resource Management

Land and Resource Management segment revenues increased 97.3% to $246.7 million for the six months ended June 30, 2022 as compared with $125.0 million for the comparable period of 2021. The increase in Land and Resource Management segment revenues is principally due to increases in oil and gas royalty revenue and easements and other surface-related income, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $225.4 million for the six months ended June 30, 2022 compared to $107.7 million for the six months ended June 30, 2021, an increase of $117.7 million.

The table below provides financial and operational data by royalty stream for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Our share of production volumes:
Oil (MBbls)	1,609	1,328
Natural gas (MMcf)	6,191	5,516
NGL (MBbls)	1,035	725
Equivalents (MBoe)	3,676	2,973
Equivalents per day (MBoe/d)	20.3	16.4

Oil and gas royalty revenue (in thousands):
Oil royalties	$155,647	$76,826
Natural gas royalties	33,825	14,872
NGL royalties	35,968	16,039
Total oil and gas royalties	$225,440	$107,737

Realized prices:
Oil ($/Bbl)	$101.27	$60.55
Natural gas ($/Mcf)	$5.91	$2.91
NGL ($/Bbl)	$37.59	$23.91
Equivalents ($/Boe)	$64.22	$37.94

Our share of crude oil, natural gas and NGL production volumes was 20.3 thousand Boe per day for the six months ended June 30, 2022 compared to 16.4 thousand Boe per day for the same period of 2021. The average realized prices were $101.27 per barrel of oil, $5.91 per Mcf of natural gas, and $37.59 per barrel of NGL, for a total equivalent price of $64.22 per Boe for the six months ended June 30, 2022, an increase of 69.3% over a total equivalent price of $37.94 per Boe for the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $20.9 million for the six months ended June 30, 2022, an increase of 27.7% compared to $16.4 million for the six months ended June 30, 2021. Easements and other surface-related income includes wellbore easements, pipeline easements, power line and utility easements, material sales, commercial leases, and temporary permits. The increase in easements and other surface-related income is principally related to increases of $2.6 million in pipeline easement income and $2.2 million in wellbore easements for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the six months ended June 30, 2022 relative to the same time period of 2021.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $0.2 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, there were no significant land sales or acquisitions. For the six months ended June 30, 2021, we sold approximately 30 acres of land for an aggregate sales price of approximately $0.7 million, or approximately $25,000 per acre.

Net income. Net income for the Land and Resource Management segment increased 108.6% to $177.2 million for the six months ended June 30, 2022 compared to $85.0 million for the comparable period in 2021. The increase in net income is principally due to the $121.7 million increase in segment revenues, partially offset by an increase in segment expenses, including income tax expense. The increase in segment revenues is principally due to the $117.7 million increase in oil and gas royalty revenue, as discussed above. Total segment expenses were $69.5 million and $40.1 million for the six months ended June 30, 2022 and 2021, respectively. The overall increase in segment expenses was principally due to increased income tax expense related to increased operating income. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 39.6% to $76.9 million for the six months ended June 30, 2022 as compared with $55.1 million for the comparable period of 2021. The increase in Water Services and Operations segment revenues is principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $15.7 million, or 61.6% to $41.1 million for the six months ended June 30, 2022 compared to the same period of 2021. The increase in water sales is principally due to an increase of approximately 26.7% in sourced and treated water sales volumes for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Average pricing in 2022 has generally returned to pre-pandemic levels, while pricing in 2021 continued to be impacted by the lows in 2020 brought on by COVID-19.

Produced water royalties. Produced water royalties are royalties received from the transportation or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $33.5 million for the six months ended June 30, 2022 compared to $28.0 million compared to the same period in 2021. This increase is principally due to increased produced water volumes for the six months ended June 30, 2022 compared to the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $2.2 million for the six months ended June 30, 2022, an increase of $0.6 million compared to $1.6 million for the six months ended June 30, 2021. The increase in easements and other surface-related income relates to an increase in temporary permits for sourced water lines for the six months ended June 30, 2022 compared to the same period in 2021.

Net income. Net income for the Water Services and Operations segment was $39.6 million for the six months ended June 30, 2022 compared to $22.1 million for the same period in 2021. As discussed above, segment revenues increased 39.6% for the six months ended June 30, 2022 compared to the same period of 2021. Total segment expenses, including income tax expense, were $37.3 million for the six months ended June 30, 2022 as compared to $32.9 million for the six months ended June 30, 2021. The overall increase in segment expenses during 2022 is principally related to a $4.9 million increase in income tax expense related to increased segment operating income during the same time period. Operating expenses decreased $0.4 million during 2022 compared to 2021. Expenses are discussed further below under “Other Financial Data — Consolidated.”

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$118,894	$57,046	$216,794	$107,098
Add:
Income tax expense	33,444	14,630	59,933	26,605
Depreciation, depletion and amortization	4,180	3,858	8,306	7,696
EBITDA	156,518	75,534	285,033	141,399
Add:
Employee share-based compensation	1,760	—	3,079	—
Conversion costs related to corporate reorganization	—	53	—	2,026
Severance costs	—	4,680	—	6,680
Adjusted EBITDA	$158,278	$80,267	$288,112	$150,105

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Remediation of Material Weakness

As previously disclosed in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded there was a material weakness in internal control over financial reporting related to the incorrect tax treatment of depletion related to our oil and gas royalty interests in our filed income tax returns related to prior periods until the fourth quarter of 2021. The material weakness did not result in any restatements of our consolidated financial statements or disclosures for any prior period.

Since identifying the material weakness, management developed the following plan to remediate the material weakness in internal control over financial reporting related to our controls over income taxes, which consisted of:

•Implementation of a quarterly evaluation of tax positions taken by the Company by our personnel and third-party tax professional; and

•Implementation of enhanced monitoring activities related to changes in tax laws and regulations which may impact the Company’s assessment of tax positions.

These internal controls were implemented during the first quarter of 2022 and have operated for two consecutive quarters, the most recent quarter ending June 30, 2022. Management has been testing the Company’s enhanced controls to determine whether they have operated effectively over time. From this testing, management believes that the enhanced controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated. Management will continue its evaluation of these controls through the end of the fiscal year, at which time our internal controls will be evaluated by Deloitte & Touche LLP in connection with its audit of the Company’s internal control over financial reporting.

Changes in Internal Controls During the Second Quarter of 2022

There have been no changes during the quarter ended June 30, 2022 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the continued implementation of internal controls related to the remediation of the material weakness described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, the Company repurchased shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2022	3,570	$1,403	3,570
May 1 through May 31, 2022	7,582	1,380	7,582
June 1 through June 30, 2022	6,326	1,591	6,326
Total(1)	17,478	$1,461	17,478	$74,465,815

(1)Repurchases were made pursuant to a stock repurchase program, approved by our board of directors on March 11, 2022 and announced on March 14, 2022, to purchase up to an aggregate of $100.0 million of shares of our outstanding Common Stock. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. The stock repurchase program will expire on December 31, 2022 unless otherwise modified or earlier terminated by our board of directors at any time in its sole discretion.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	August 3, 2022	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	August 3, 2022	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer