Form 10-Q
period 2022-09-30
Texas Pacific Land Corp
filed 2022-11-02
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Yes ☐ No ☑

As of October 31, 2022, the Registrant had 7,704,496 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$446,588	$428,242
Accounts receivable and accrued receivables, net	139,656	95,217
Prepaid expenses and other current assets	2,943	3,054
Total current assets	589,187	526,513
Real estate acquired	109,083	109,071
Property, plant and equipment, net	81,556	79,722
Royalty interests acquired, net	45,331	44,390
Other assets	3,817	4,368
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$828,974	$764,064
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$30,726	$18,008
Income taxes payable	8,262	29,083
Unearned revenue	4,611	3,809
Total current liabilities	43,599	50,900
Deferred taxes payable	38,108	38,948
Unearned revenue - noncurrent	21,434	20,449
Accrued liabilities	4,663	2,056
Total liabilities	107,804	112,353

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,708,845 and 7,744,695 outstanding as of September 30, 2022 and December 31, 2021, respectively	78	78
Treasury stock, at cost; 47,311 and 11,461 shares as of September 30, 2022 and December 31, 2021, respectively	(72,926)	(15,417)
Additional paid-in capital	5,477	28
Accumulated other comprehensive loss	(983)	(1,007)
Retained earnings	789,524	668,029
Total equity	721,170	651,711
Total liabilities and equity	$828,974	$764,064

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Oil and gas royalties	$130,298	$79,098	$355,738	$186,835
Water sales	24,426	19,554	65,518	44,983
Produced water royalties	19,129	15,140	52,668	43,147
Easements and other surface-related income	14,129	9,832	37,311	27,856
Land sales and other operating revenue	3,129	69	3,481	959
Total revenues	191,111	123,693	514,716	303,780

Expenses:
Salaries and related employee expenses	10,697	8,542	29,670	31,792
Water service-related expenses	6,348	3,650	13,045	10,499
General and administrative expenses	3,153	2,844	9,858	8,491
Legal and professional fees	2,106	1,551	4,988	4,904
Ad valorem taxes	2,835	—	6,856	—
Depreciation, depletion and amortization	3,917	3,866	12,223	11,562
Total operating expenses	29,056	20,453	76,640	67,248

Operating income	162,055	103,240	438,076	236,532

Other income, net	1,920	513	2,626	924
Income before income taxes	163,975	103,753	440,702	237,456
Income tax expense	34,138	19,916	94,071	46,521
Net income	$129,837	$83,837	$346,631	$190,935

Other comprehensive income — periodic pension costs, net of income taxes for the three and nine months ended September 30, 2022 and 2021 of $3, $8, $8, and $23, respectively	8	29	24	86
Total comprehensive income	$129,845	$83,866	$346,655	$191,021

Net income per share of common stock
Basic	$16.83	$10.82	$44.84	$24.62
Diluted	$16.82	$10.82	$44.82	$24.62

Weighted average number of shares of common stock outstanding
Basic	7,714,796	7,751,329	7,729,866	7,754,439
Diluted	7,720,221	7,751,329	7,733,505	7,754,439

Cash dividends per share of common stock	$3.00	$2.75	$29.00	$8.25

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$346,631	$190,935
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(840)	(632)
Depreciation, depletion and amortization	12,223	11,562
Share-based compensation	5,616	—
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(45,065)	(35,377)
Operating liabilities, excluding income taxes	16,901	4,961
Income taxes payable	(20,821)	3,063
Cash provided by operating activities	314,645	174,512

Cash flows from investing activities:
Proceeds from sale of fixed assets	106	1,079
Acquisition of real estate	(12)	(10)
Acquisition of royalty interests	(1,662)	—
Purchase of fixed assets	(13,023)	(11,058)
Cash used in investing activities	(14,591)	(9,989)

Cash flows from financing activities:
Repurchases of common stock	(57,578)	(10,816)
Dividends paid	(224,130)	(63,970)
Cash used in financing activities	(281,708)	(74,786)

Net increase in cash, cash equivalents and restricted cash	18,346	89,737
Cash, cash equivalents and restricted cash, beginning of period	428,242	283,024
Cash, cash equivalents and restricted cash, end of period	$446,588	$372,761

Supplemental disclosure of cash flow information:
Income taxes paid	$115,609	$44,113
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$4,174	$—
(Decrease) increase in accounts payable related to capital expenditures	$(868)	$441
Share repurchases not yet settled	$1,090	$377
Issuance of common stock	$—	$78
Operating lease right-of-use assets	$1,364	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021, respectively, and its cash flows for the nine months ended September 30, 2022 and 2021, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

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

Share-based compensation expense for RSUs and RSAs is recognized in the financial statements over the awards’ vesting periods using the graded-vesting method. Share-based compensation expense for PSU awards with performance conditions is recognized ratably over the measurement period at such time as the awards are probable and estimable. Share-based compensation expense for PSU awards with market conditions is recognized ratably over the measurement period whether the market condition is satisfied or not if the service for the award is rendered. Share-based compensation is reported on the condensed consolidated statements of income and total comprehensive income as a component of salaries and related employee expenses for employee awards and in general and administrative expenses for director awards.

Recently Adopted Accounting Guidance

In July 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-05, “Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments.” Under the ASU, a lessor classifies a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease under ASC 842 classification criteria and the lessor would have otherwise recognized a day one loss. The adoption of this guidance, effective January 1, 2022, had no impact on our condensed consolidated financial statements and disclosures.

3.    Real Estate Activity

As of September 30, 2022 and December 31, 2021, TPL owned the following land and real estate (in thousands, except number of acres):

	September 30, 2022		December 31, 2021
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	823,323	$—	823,452	$—
Real estate acquired	57,146	109,083	57,129	109,071
Total real estate situated in Texas	880,469	$109,083	880,581	$109,071

(1)Real estate assigned through the Declaration of Trust.

For the nine months ended September 30, 2022, we sold 129 acres of land in Texas for an aggregate sales price of $3.3 million, an average of approximately $25,300 per acre. For the nine months ended September 30, 2021, we sold 30 acres of land in Texas for an aggregate sales price of $0.7 million, an average of approximately $25,000 per acre. There was no land basis associated with these sales. There were no significant land acquisitions for the nine months ended September 30, 2022.

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Property, plant and equipment, at cost:
Water service-related assets	$119,277	$108,732
Furniture, fixtures and equipment	9,633	9,071
Other	598	598
Total property, plant and equipment, at cost	129,508	118,401
Less: accumulated depreciation	(47,952)	(38,679)
Property, plant and equipment, net	$81,556	$79,722

Depreciation expense was $3.6 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $11.4 million and $10.9 million for the nine months ended September 30, 2022 and 2021, respectively.

5.    Oil and Gas Royalty Interests

As of September 30, 2022 and December 31, 2021, we owned the following oil and gas royalty interests (in thousands):

	Net Book Value
	September 30, 2022	December 31, 2021
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	47,928	46,266
Total royalty interests, gross	47,928	46,266
Less: accumulated depletion	(2,597)	(1,876)
Total royalty interests, net	$45,331	$44,390

Acquisition

For the nine months ended September 30, 2022, we acquired oil and gas royalty interests in 92 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $1.7 million. There were no oil and gas royalty interest transactions for the nine months ended September 30, 2021.

Depletion expense was $0.3 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Depletion expense was $0.7 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

6.    Share-Based Compensation

Incentive Plan for Employees

As of September 30, 2022, the Company has issued RSAs, RSUs and PSUs under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) to certain employees. The maximum aggregate number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) that may be issued under the 2021 Plan is 75,000 shares and, as of September 30, 2022, 63,664 shares of Common Stock remained available under the 2021 Plan for future grants. Currently, all RSAs, RSUs, and PSUs granted under the 2021 Plan are entitled to receive dividends (for RSAs and RSUs, which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. The Company utilizes the closing stock price on the date of grant to determine the fair value of RSAs, RSUs and PSUs with a performance condition. For PSUs with a market condition, the Company utilizes a Monte Carlo simulation model to determine grant date fair value per share.

The following table summarizes activity related to RSAs and RSUs for the nine months ended September 30, 2022:

	Restricted Stock Awards		Restricted Stock Units
	Number of RSAs	Grant-Date Fair Value per Share	Number of RSUs	Grant-Date Fair Value per Share
Outstanding at December 31, 2021 (1)	3,330	$1,252	—	$—
Granted (2)	—	—	5,612	1,323
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—
Outstanding at September 30, 2022	3,330	$1,252	5,612	$1,323

(1)RSAs were granted on December 29, 2021 with 1,993 shares vesting on December 29, 2022 and 1,337 shares vesting on December 29, 2023.
(2)On February 11, 2022, 3,824 RSUs were granted to certain employees with a grant date fair value per share of $1,105. On September 1, 2022, 1,788 RSUs were granted to certain employees with a grant date fair value per share of $1,790 per share. The RSUs vest in one-third increments over a three-year period.

The following table summarizes activity related to PSUs for the nine months ended September 30, 2022:

	Performance Stock Units
	Number of PSUs	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	—	$—
Granted (1)	2,394	1,355
Vested	—	—
Cancelled and forfeited	—	—
Outstanding at September 30, 2022	2,394	$1,355

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

Equity Plan for Non-Employee Directors

As of September 30, 2022, the Company had granted 699 RSAs to non-employee directors of the Company under the 2021 Non-Employee Director and Deferred Compensation Plan (the “2021 Directors Plan”). The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of September 30, 2022, 9,301 shares of Common Stock remained available under the 2021 Directors Plan for future grants. Currently, all RSAs granted under the 2021 Directors Plan are entitled to receive dividends, which are accrued and distributed to award recipients upon vesting. Dividends are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. The Company utilizes the closing stock price on the date of grant to determine the fair value of the RSAs.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the nine months ended September 30, 2022:

	Restricted Stock Awards
	Number of RSAs	Grant-Date Fair Value per Share
Outstanding at December 31, 2021	—	$—
Granted	784	1,277
Vested	—	—
Cancelled and forfeited	(85)	1,249
Outstanding at September 30, 2022 (1)	699	$1,281

(1)On January 1, 2022, the Company granted 680 shares of restricted stock to directors. During the nine months ended September 30, 2022, 85 shares were forfeited resulting from the departure of a director in March 2022, and an additional 104 shares of restricted stock were granted to new directors on April 15, 2022. The shares will vest on the first anniversary of the award.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Salaries and related employee expenses (employee awards)	$1,910	$—	$4,989	$—
General and administrative expenses (director awards)	211	—	627	—
Total share-based compensation expense (1)	$2,121	$—	$5,616	$—

(1)The Company recognized a tax benefit of $0.4 million and $1.2 million related to share-based compensation for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, there was $10.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.4 years.

7.    Income Taxes

The calculation of our effective tax rate is as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before income taxes	$163,975	$103,753	$440,702	$237,456
Income tax expense	$34,138	$19,916	$94,071	$46,521
Effective tax rate	20.8%	19.2%	21.3%	19.6%

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

The Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law and includes a number of tax-related provisions, including (i) a 15-percent book minimum tax (“corporate AMT”) on adjusted financial statement income once the three year average of adjusted financial statement income is greater than $1.0 billion, (ii) certain clean energy tax incentives in the form of tax credits, and (iii) a one-percent excise tax on certain corporate stock buybacks (effective beginning January 1, 2023). The Company is evaluating the IRA and does not currently anticipate that the IRA will have a significant impact on the Company’s financial position or results of operations.

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

The following table sets forth the computation of EPS for the three and nine months ended September 30, 2022 and 2021 (in thousands, except number of shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$129,837	$83,837	$346,631	$190,935

Basic EPS:
Weighted average shares outstanding for basic EPS	7,714,796	7,751,329	7,729,866	7,754,439
Basic EPS	$16.83	$10.82	$44.84	$24.62

Diluted EPS:
Weighted average shares outstanding for basic EPS	7,714,796	7,751,329	7,729,866	7,754,439
Effect of dilutive securities:
Incentive and equity compensation plans	5,425	—	3,639	—
Weighted average shares outstanding for diluted EPS	7,720,221	7,751,329	7,733,505	7,754,439
Diluted EPS	$16.82	$10.82	$44.82	$24.62

Restricted stock is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until such time as the shares of restricted stock vest.

9.    Commitments

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of September 30, 2022.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by certain third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization, we have received notice from one such third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. As of September 30, 2022, the Company has recorded an accrual of approximately $6.9 million for ad valorem taxes and intends to pay such taxes when they become due. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of September 30, 2022.

10.    Changes in Equity

The following tables present changes in our equity for the nine months ended September 30, 2022 and 2021 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accum. Other Comp. Inc/(Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
For the nine months ended September 30, 2022:
Balances as of December 31, 2021	7,744,695	$78	11,461	$(15,417)	$28	$(1,007)	$668,029	$651,711
Net income	—	—	—	—	—	—	97,900	97,900
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,224)	(23,224)
Share-based compensation, net of forfeitures	595	—	(595)	800	1,477	—	(796)	1,481
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of March 31, 2022	7,745,290	78	10,866	(14,617)	1,505	(999)	741,909	727,876
Net income	—	—	—	—	—	—	118,894	118,894
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,188)	(23,188)
Special dividends paid — $20.00 per share of common stock	—	—	—	—	—	—	(154,586)	(154,586)
Share-based compensation, net of forfeitures	104	—	(104)	140	1,851	—	(180)	1,811
Repurchases of common stock	(17,478)	—	17,478	(25,534)	—	—	—	(25,534)
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of June 30, 2022	7,727,916	$78	28,240	$(40,011)	$3,356	$(991)	$682,849	$645,281
Net income	—	—	—	—	—	—	129,837	129,837
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,132)	(23,132)
Share-based compensation, net of forfeitures	—	—	—	—	2,121	—	(30)	2,091
Repurchases of common stock	(19,071)	—	19,071	(32,915)	—	—	—	(32,915)
Periodic pension costs, net of income taxes of $3	—	—	—	—	—	8	—	8
Balances as of September 30, 2022	7,708,845	$78	47,311	$(72,926)	$5,477	$(983)	$789,524	$721,170

	Sub-share Certificates	Common Stock		Treasury Stock		Accum. Other Comp. Inc/(Loss)	Retained Earnings	Net Proceeds From All Sources	Total Equity
	Shares	Shares	Amount	Shares	Amount
For the nine months ended September 30, 2021:
Balances as of December 31, 2020	7,756,156	—	$—	$—	$—	$(2,693)	$—	$487,877	$485,184
Net income	—	—	—	—	—	—	50,052	—	50,052
Dividends paid — $2.75 per share of common stock	—	—	—	—	—	—	(21,329)	—	(21,329)
Conversion of Sub-shares into shares of common stock	(7,756,156)	7,756,156	78	—	—	—	487,799	(487,877)	—
Periodic pension costs, net of income taxes of $8	—	—	—	—	—	28	—	—	28
Balances as of March 31, 2021	—	7,756,156	78	—	—	(2,665)	516,522	—	513,935
Net income	—	—	—	—	—	—	57,046	—	57,046
Dividends paid — $2.75 per share of common stock	—	—	—	—	—	—	(21,329)	—	(21,329)
Repurchases of common stock	—	(1,633)	—	1,633	(2,504)	—	—	—	(2,504)
Periodic pension costs, net of income taxes of $8	—	—	—	—	—	29	—	—	29
Balances as of June 30, 2021	—	7,754,523	78	1,633	(2,504)	(2,636)	552,239	—	547,177
Net income	—	—	—	—	—	—	83,837	—	83,837
Dividends paid — $2.75 per share of common stock	—	—	—	—	—	—	(21,312)	—	(21,312)
Repurchases of common stock	—	(6,179)	—	6,179	(8,689)	—	—	—	(8,689)
Periodic pension costs, net of income taxes of $8	—	—	—	—	—	29	—	—	29
Balances as of September 30, 2021	—	7,748,344	$78	7,812	$(11,193)	$(2,607)	$614,764	$—	$601,042

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

Stock Repurchase Program

On March 11, 2022, our board of directors approved a stock repurchase program to purchase up to an aggregate of $100 million of shares of our outstanding Common Stock during 2022. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan (the “Trading Plan”) that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. Stock repurchases under the Trading Plan began April 18, 2022. The stock repurchase program expires on December 31, 2022. For the nine months ended September 30, 2022, we repurchased $58.4 million (including share repurchases not yet settled).

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

Segment financial results were as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Land and resource management	$147,215	$86,792	$393,947	$211,823
Water services and operations	43,896	36,901	120,769	91,957
Total consolidated revenues	$191,111	$123,693	$514,716	$303,780

Net income:
Land and resource management	$108,188	$65,292	$285,418	$150,248
Water services and operations	21,649	18,545	61,213	40,687
Total consolidated net income	$129,837	$83,837	$346,631	$190,935

Capital expenditures:
Land and resource management	$114	$4,528	$339	$4,541
Water services and operations	1,694	2,059	11,816	6,958
Total capital expenditures	$1,808	$6,587	$12,155	$11,499

Depreciation, depletion and amortization:
Land and resource management	$567	$363	$1,632	$1,299
Water services and operations	3,350	3,503	10,591	10,263
Total depreciation, depletion and amortization	$3,917	$3,866	$12,223	$11,562

The following table presents total assets and property, plant and equipment, net by segment as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Land and resource management	$676,205	$635,338
Water services and operations	152,769	128,726
Total consolidated assets	$828,974	$764,064

Property, plant and equipment, net:
Land and resource management	$6,197	$6,639
Water services and operations	75,359	73,083
Total consolidated property, plant and equipment, net	$81,556	$79,722

12.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For three months ended September 30, 2022 and 2021, our share of oil and gas produced was approximately 23.4 and 19.5 thousand Boe per day, respectively. For the nine months ended September 30, 2022 and September 30, 2021, our share of oil and gas produced was approximately 21.3 and 17.5 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 548 and 452 DUC wells subject to our royalty interest as of September 30, 2022 and December 31, 2021, respectively.

13.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On November 1, 2022, our board of directors declared a quarterly cash dividend of $3.00 per share, payable on December 15, 2022 to stockholders of record at the close of business on December 8, 2022.

Stock Repurchase Program

On November 1, 2022, our board of directors approved a stock repurchase program to purchase up to an aggregate of $250 million of our outstanding common stock to be effective beginning January 1, 2023.

The Company intends to purchase stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan that may be implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

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

Our business activity is generated from surface and royalty interest ownership in West Texas, primarily in the Permian Basin. Our revenues are derived from oil, gas and produced water royalties, sales of water and land, easements and commercial leases. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by the owners and operators of not only the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, produced water royalties, easements and other surface-related revenue.

For a further overview of our business and business segments, see Item 1. “Business — General” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Market Conditions

Global Oil and Natural Gas Market Impact in 2022

Average oil and gas prices during the third quarter of 2022 were meaningfully higher compared to average prices during most of the previous quarterly periods over the last decade. In 2021, oil prices were supported by oil supply cuts by OPEC+. Oil demand in 2021 broadly trended higher throughout the year, which also helped support strengthening oil prices. Beginning in March 2022, Russia’s incursion into Ukraine created volatility in global supply of numerous commodities, including oil. In response, the US has implemented various measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. In October 2022, OPEC+ pledged to further reduce their collective production quota by two million barrels per day. The confluence of these major events has contributed to fluctuations in oil prices during 2022. Global and domestic natural gas markets have also experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, and geopolitical issues, among other factors. US natural gas prices at Henry Hub, location in Erath, Louisiana, have strengthened in 2021 and 2022 due in part to liquified natural gas prices (“LNG”) exports and local demand for power, heating, and industrial activity. In 2022, the Waha Hub located in Pecos County, Texas, at times experienced significant negative price differentials relative to Henry Hub due in part to growing local Permian natural gas production gas and limited natural gas pipeline takeaway capacity. Inflation remains elevated and continues to significantly impact current labor costs and supplies. Changes in macro-economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply in future periods. Although our revenues are directly and indirectly impacted by changes in oil prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential oil price volatility.

COVID-19 Pandemic

We continue to monitor the COVID-19 pandemic. We are following local government mandates, where applicable, and will continue to revise and refine our on-site work to ensure business continuity and the safety and well-being of our employees. The full extent to which the pandemic impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity, and new variants, of the virus.

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

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$93.06	$70.58	$98.96	$65.05
Henry Hub average price per mmbtu	$8.03	$4.35	$6.74	$3.61

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	634	527	627	573
Average monthly horizontal wells drilled	524	405	498	376
Average weekly horizontal rig count	353	235	313	215
DUCs as of September 30 for each applicable year	4,651	4,519	4,651	4,519

Total Average US weekly horizontal rig count (2)	692	450	643	405

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and nine months ended September 30, 2022 and 2021. Oil and gas prices in 2022 to-date have significantly increased compared to the comparable period in 2021. Although E&P companies broadly continue to deploy capital at a measured pace, drilling and development activities across the Permian have generally improved in 2022 compared to the prior year. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of September 30, 2022.

As of September 30, 2022, we had cash and cash equivalents of $446.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to repurchase our common stock, par value $0.01 per share (the “Common Stock”) subject to market conditions, to pay dividends subject to the discretion of our board of directors and for general corporate purposes. For the nine months ended September 30, 2022, we repurchased $58.4 million of our Common Stock, and we paid $224.1 million in dividends to our stockholders. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

During the nine months ended September 30, 2022, we invested approximately $11.8 million in Texas Pacific Water Resources LLC (“TPWR”) projects to maintain and/or enhance water sourcing assets, of which $6.4 million related to electrifying our water sourcing infrastructure.

Cash Flows from Operating Activities

For the nine months ended September 30, 2022 and 2021, net cash provided by operating activities was $314.6 million and $174.5 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, and easements and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the nine months ended September 30, 2022 compared to the same period of 2021, was primarily related to increased prices and volumes of oil and gas production and was partially offset by increased tax payments.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $14.6 million and $10.0 million, respectively. Our cash flows used in investing activities are primarily related to capital expenditures related to our water services and operations segment and acquisitions of royalty interests.

Capital expenditures increased $2.0 million for the nine months ended September 30, 2022 compared to the same period of 2021. Acquisitions of royalty interests increased approximately $1.7 million for the nine months ended September 30, 2022 compared to the same period 2021.

Cash Flows Used in Financing Activities

For the nine months ended September 30, 2022 and 2021, net cash used in financing activities was $281.7 million and $74.8 million, respectively. Our cash flows used in financing primarily consist of activities which return capital to our stockholders such as payment of dividends and repurchases of our Common Stock.

During the nine months ended September 30, 2022, we paid total dividends of $224.1 million consisting of cumulative paid cash dividends of $9.00 per share and special dividends of $20.00 per share. During the nine months ended September 30, 2021, we paid total dividends of $64.0 million consisting of cumulative cash dividends of $8.25 per share. We repurchased $58.4 million and $11.2 million of our Common Stock (including share repurchases not yet settled) during the nine months ended September 30, 2022 and 2021, respectively.

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Oil and gas royalties	$130,298	$79,098	$355,738	$186,835
Water sales	24,426	19,554	65,518	44,983
Produced water royalties	19,129	15,140	52,668	43,147
Easements and other surface-related income	14,129	9,832	37,311	27,856
Land sales and other operating revenue	3,129	69	3,481	959
Total revenues	191,111	123,693	514,716	303,780

Expenses:
Salaries and related employee expenses	10,697	8,542	29,670	31,792
Water service-related expenses	6,348	3,650	13,045	10,499
General and administrative expenses	3,153	2,844	9,858	8,491
Legal and professional fees	2,106	1,551	4,988	4,904
Ad valorem taxes	2,835	—	6,856	—
Depreciation, depletion and amortization	3,917	3,866	12,223	11,562
Total operating expenses	29,056	20,453	76,640	67,248

Operating income	162,055	103,240	438,076	236,532

Other income, net	1,920	513	2,626	924
Income before income taxes	163,975	103,753	440,702	237,456
Income tax expense	34,138	19,916	94,071	46,521
Net income	$129,837	$83,837	$346,631	$190,935

For the Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Consolidated Revenues and Net Income:

Total revenues increased $67.4 million, or 54.5%, to $191.1 million for the three months ended September 30, 2022 compared to $123.7 million for the three months ended September 30, 2021. This increase was principally due to the $51.2 million increase in oil and gas revenue and the combined increase of $8.9 million in water sales and produced water royalties over the same period. Net income of $129.8 million for the three months ended September 30, 2022 was 54.9% higher than the comparable period of 2021. The increase in net income was driven by the 57.0% increase in operating income resulting from the 54.5% increase in total revenues during the same time period. Individual revenue line items are discussed below under “Segment Results of Operations.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $10.7 million for the three months ended September 30, 2022 compared to $8.5 million for the comparable period of 2021. Stock compensation expense for the three months ended September 30, 2022 was $1.9 million. As noted in Note 2, “Summary of Significant Accounting Policies — Share-Based Compensation,” the Company’s accounting method election to recognize share-based compensation expense using the graded-vesting method results in an acceleration of stock compensation expense in the grant year for awards with vesting periods in excess of one year. Prior to December 2021, the Company did not have an equity incentive plan and did not pay compensation in equity.

Water service-related expenses. Water service-related expenses were $6.3 million for the three months ended September 30, 2022 compared to $3.7 million for the same period of 2021. Certain types of water-related expenses, including, but not limited to, transfer, treatment, electricity, etc., will vary period to period as our customers’ needs and requirements change. Transfer and treatment expenses increased for the three months ended September 30, 2022 compared to the same period of 2021 principally as a result of heightened sales activity during the same period. Additionally, the Company’s ongoing initiative to electrify its water sourcing infrastructure resulted in increased electricity expense for the three months ended September 30, 2022 compared to the same period of 2021. Fuel expenses decreased as a result of lower utilization of fuel for the three months ended September 30, 2022 compared to the same period of 2021, but the reduction was tempered by the increase in the price of fuel over the same period.

Ad valorem taxes. For the three months ended September 30, 2022, the Company recorded an accrual of approximately $2.8 million for ad valorem taxes. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by certain third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from one such third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third party, we are accruing an estimate of such taxes and intend to pay the taxes when they become due in order to protect the royalty interests from any potential tax liens for nonpayment of future ad valorem taxes. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the likelihood of such reimbursement, and accordingly, have not recorded a loss recovery receivable as of September 30, 2022.

Other income, net. Other income, net was $1.9 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. Interest income earned on our cash balances has increased as interest yields have risen during 2022.

Total income tax expense. Total income tax expense was $34.1 million and $19.9 million for the three months ended September 30, 2022 and 2021, respectively. The increase in income tax expense is primarily related to increased operating income resulting from increased revenues from oil and gas royalties and water sales.

For the Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

Consolidated Revenues and Net Income:

Total revenues increased $210.9 million, or 69.4%, to $514.7 million for the nine months ended September 30, 2022 compared to $303.8 million for the nine months ended September 30, 2021. This increase was principally due to the $168.9 million increase in oil and gas revenue and the combined increase of $30.1 million in water sales and produced water royalties over the same period. Net income of $346.6 million for the nine months ended September 30, 2022 was 81.5% higher than the comparable period of 2021, principally due to the 85.2% increase in operating income. Individual revenue line items are discussed below under “Segment Results of Operations.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $29.7 million for the nine months ended September 30, 2022 compared to $31.8 million for the comparable period of 2021. Salaries and related employee expenses during 2021 included $6.7 million of severance costs, while there were no severance costs during the same period of 2022. This decrease in expense for 2022 was partially offset by $5.0 million of stock compensation expense for the nine months ended September 30, 2022 related to employee stock awards granted under the Company’s equity incentive plan. As noted in Note 2, “Summary of Significant Accounting Policies — Share-Based Compensation,” the Company’s accounting method election to recognize share-based compensation expense using the graded-vesting method results in an acceleration of stock compensation expense in the grant year for awards with vesting periods in excess of one year. Prior to December 2021, the Company did not have an equity incentive plan and did not pay compensation in equity.

Water service related expenses. Water service-related expenses were $13.0 million for the nine months ended September 30, 2022 compared to $10.5 million for the same period of 2021. Certain types of water-related expenses, including, but not limited to, transfer, treatment, electricity, etc., will vary period to period as our customers’ needs and requirements change. Transfer and treatment expenses increased for the nine months ended September 30, 2022 compared to the same period of 2021 principally as a result of heightened sales activity during the same period. Additionally, the Company’s ongoing initiative to electrify its water sourcing infrastructure resulted in increased electricity expense for the nine months ended September 30, 2022 compared to the same period of 2021. Fuel and equipment rental expenses decreased as a result of lower utilization of fuel and rental of equipment for the nine months ended September 30, 2022 compared to the same period of 2021, but the reduction was tempered by the increase in the price of fuel over the same period.

General and administrative expenses. General and administrative expenses increased $1.4 million to $9.9 million for the nine months ended September 30, 2022 from $8.5 million for the same period of 2021. The increase in general and administrative expenses during the nine months ended September 30, 2022 compared to the same period of 2021 was principally related to increased charitable contributions, travel expenses, and board of director fees and expenses, primarily resulting from our contribution of approximately $0.3 million to the Permian Basin Area Foundation in support of the initiative to renovate Hogan Park in Midland, Texas, travel returning to pre-pandemic levels, and the expansion of the Company’s board of directors from nine members to ten members.

Ad valorem taxes. For the nine months ended September 30, 2022, the Company recorded an accrual of approximately $6.9 million for ad valorem taxes. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by certain third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from one such third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third party, we are accruing an estimate of such taxes and intend to pay the taxes when they become due in order to protect the royalty interests from any potential tax liens for nonpayment of future ad valorem taxes. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the likelihood of such reimbursement, and accordingly, have not recorded a loss recovery receivable as of September 30, 2022.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $12.2 million for the nine months ended September 30, 2022 compared to $11.6 million for the nine months ended September 30, 2021. The increase in depreciation, depletion and amortization is principally related to our investment in water service-related assets placed in service in 2022 and, to a lesser extent, increased depletion related to our oil and gas royalty interests.

Other income, net. Other income, net was $2.6 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income earned on our cash balances has increased as interest yields have risen during 2022.

Total income tax expense. Total income tax expense was $94.1 million and $46.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in income tax expense is primarily related to increased operating income resulting from increased revenues from oil and gas royalties, water sales, and produced water royalties.

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

Our results of operations for the three and nine months ended September 30, 2022 have benefited directly and indirectly from a rebound in oil and gas activity in the Permian Basin and increases in commodity prices compared to 2021. Our oil and gas royalty revenues have increased due to increased royalty production and higher commodity prices during this time period. Additionally, revenues derived from easements and other surface-related income, water sales, and produced water royalties have also generally been positively impacted by ongoing development activity in the Permian Basin.

For the Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended September 30,
	2022		2021
Revenues:
Land and resource management:
Oil and gas royalty revenue	$130,298	68%	$79,098	64%
Easements and other surface-related income	13,788	7%	7,625	6%
Land sales and other operating revenue	3,129	2%	69	—%
Total land and resource management revenue	147,215	77%	86,792	70%

Water services and operations:
Water sales	24,426	13%	19,554	16%
Produced water royalties	19,129	10%	15,140	12%
Easements and other surface-related income	341	—%	2,207	2%
Total water services and operations revenue	43,896	23%	36,901	30%
Total consolidated revenues	$191,111	100%	$123,693	100%

Net income:
Land and resource management	$108,188	83%	$65,292	78%
Water services and operations	21,649	17%	18,545	22%
Total consolidated net income	$129,837	100%	$83,837	100%

Land and Resource Management

Land and Resource Management segment revenues increased $60.4 million, or 69.6%, to $147.2 million for the three months ended September 30, 2022 as compared to the comparable period of 2021. The increase in Land and Resource Management segment revenues is principally due to an increase in oil and gas royalty revenue, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $130.3 million for the three months ended September 30, 2022 compared to $79.1 million for the three months ended September 30, 2021, an increase of 64.7%.

The table below provides financial and operational data by royalty stream for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Our share of production volumes(1):
Oil (MBbls)	928	810
Natural gas (MMcf)	3,582	3,111
NGL (MBbls)	626	469
Equivalents (MBoe)	2,151	1,798
Equivalents per day (MBoe/d)	23.4	19.5

Oil and gas royalty revenue (in thousands):
Oil royalties	$83,374	$52,081
Natural gas royalties	26,362	11,528
NGL royalties	20,562	15,489
Total oil and gas royalties	$130,298	$79,098

Realized prices:
Oil ($/Bbl)	$94.03	$67.32
Natural gas ($/Mcf)	$7.96	$4.01
NGL ($/Bbl)	$35.51	$35.69
Equivalents ($/Boe)	$63.42	$46.07

(1)Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Our share of crude oil, natural gas and NGL production volumes was 23.4 thousand Boe per day for the three months ended September 30, 2022 compared to 19.5 thousand Boe per day for the same period of 2021. The average realized prices were $94.03 per barrel of oil, $7.96 per Mcf of natural gas, and $35.51 per barrel of NGL, for a total equivalent price of $63.42 per Boe for the three months ended September 30, 2022, an increase of 37.7% per Boe compared to the total equivalent price of $46.07 per Boe for the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $13.8 million for the three months ended September 30, 2022, an increase of 80.8% compared to $7.6 million for the three months ended September 30, 2021. Easements and other surface-related income includes wellbore easements, pipeline easements, commercial leases, material sales, power line and utility easements, and temporary permits. The increase in easements and other surface-related income is principally related to increases of $2.2 million in wellbore easements, $1.3 million in pipeline easements, $1.1 million in material sales, and $1.1 million in commercial leases for the three months ended September 30, 2022 compared to the same period of 2021. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended September 30, 2022.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $3.1 million for the three months ended September 30, 2022. For the three months ended September 30, 2022, we sold approximately 122 acres of land for an aggregate sales price of approximately $3.1 million, or $25,100 per acre. There were no land sales for the three months ended September 30, 2021.

Net income. Net income for the Land and Resource Management segment was $108.2 million for the three months ended September 30, 2022 compared to $65.3 million for the three months ended September 30, 2021. As discussed above, segment revenues increased 69.6% for the three months ended September 30, 2022 compared to the same period of 2021. Segment expenses, including income tax expense, were $39.0 million and $21.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase in segment expenses during 2022 was principally related to a $13.6 million increase in income tax expense and a $2.8 million increase in ad valorem taxes for the three months ended September 30, 2022 compared to the same period of 2021. Expenses are discussed further above under “Results of Operations - Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 19.0%, to $43.9 million for the three months ended September 30, 2022 as compared with revenues of $36.9 million for the comparable period of 2021. The increase in Water Services and Operations segment revenues is due to increases in water sales and produced water royalty revenue. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue was $24.4 million for the three months ended September 30, 2022, an increase of 24.9% compared with the three months ended September 30, 2021 when water sales revenue was $19.6 million. The increase in water sales is principally due to a 10.3% increase in the number of barrels of sourced and treated water sold for the three months ended September 30, 2022, compared to the same period of 2021.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any saltwater disposal wells. Produced water royalties were $19.1 million for the three months ended September 30, 2022 compared to $15.1 million for the same period in 2021. This increase is principally due to increased produced water volumes for the three months ended September 30, 2022 compared to the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $0.3 million for the three months ended September 30, 2022 compared to $2.2 million for the three months ended September 30, 2021. The decrease in easements and other surface-related income relates to a decrease in temporary permits for sourced water lines for the three months ended September 30, 2022 compared to the same period in 2021.

Net income. Net income for the Water Services and Operations segment increased $3.1 million to $21.6 million for the three months ended September 30, 2022 compared to $18.5 million for the three months ended September 30, 2021. As discussed above, segment revenues increased 19.0% for the three months ended September 30, 2022 compared to the same period of 2021. Segment expenses, including income tax expense, were $22.3 million for the three months ended September 30, 2022 as compared to $18.4 million for the three months ended September 30, 2021. The overall increase in segment expenses during 2022 is principally related to a $3.3 million increase in operating expenses and a $0.6 million increase in income tax expense as a result of increased segment operating income during the same time period. Expenses are discussed further above under “Results of Operations - Consolidated.”

For the Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Nine Months Ended September 30,
	2022		2021
Revenues:
Land and resource management:
Oil and gas royalty revenue	$355,738	69%	$186,835	62%
Easements and other surface-related income	34,728	7%	24,029	8%
Land sales and other operating revenue	3,481	1%	959	—%
Total land and resource management revenue	393,947	77%	211,823	70%

Water services and operations:
Water sales	65,518	13%	44,983	15%
Produced water royalties	52,668	10%	43,147	14%
Easements and other surface-related income	2,583	—%	3,827	1%
Total water services and operations revenue	120,769	23%	91,957	30%
Total consolidated revenues	$514,716	100%	$303,780	100%

Net income:
Land and resource management	$285,418	82%	$150,248	79%
Water services and operations	61,213	18%	40,687	21%
Total consolidated net income	$346,631	100%	$190,935	100%

Land and Resource Management

Land and Resource Management segment revenues increased 86.0% to $393.9 million for the nine months ended September 30, 2022 as compared with $211.8 million for the comparable period of 2021. The increase in Land and Resource Management segment revenues is principally due to increases in oil and gas royalty revenue and easements and other surface-related income, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $355.7 million for the nine months ended September 30, 2022 compared to $186.8 million for the nine months ended September 30, 2021, an increase of $168.9 million.

The table below provides financial and operational data by royalty stream for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Our share of production volumes:
Oil (MBbls)	2,538	2,139
Natural gas (MMcf)	9,773	8,627
NGL (MBbls)	1,660	1,194
Equivalents (MBoe)	5,827	4,771
Equivalents per day (MBoe/d)	21.3	17.5

Oil and gas royalty revenue (in thousands):
Oil royalties	$239,021	$128,907
Natural gas royalties	60,187	26,400
NGL royalties	56,530	31,528
Total oil and gas royalties	$355,738	$186,835

Realized prices:
Oil ($/Bbl)	$98.62	$63.12
Natural gas ($/Mcf)	$6.66	$3.31
NGL ($/Bbl)	$36.81	$28.54
Equivalents ($/Boe)	$63.93	$41.01

Our share of crude oil, natural gas and NGL production volumes was 21.3 thousand Boe per day for the nine months ended September 30, 2022 compared to 17.5 thousand Boe per day for the same period of 2021. The average realized prices were $98.62 per barrel of oil, $6.66 per Mcf of natural gas, and $36.81 per barrel of NGL, for a total equivalent price of $63.93 per Boe for the nine months ended September 30, 2022, an increase of 55.9% over a total equivalent price of $41.01 per Boe for the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $34.7 million for the nine months ended September 30, 2022, an increase of 44.5% compared to $24.0 million for the nine months ended September 30, 2021. Easements and other surface-related income includes pipeline easements, wellbore easements, material sales, commercial leases, power line and utility easements, and temporary permits. The increase in easements and other surface-related income is principally related to increases of $4.4 million in wellbore easements, $4.0 million in pipeline easement income, and $2.1 million in material sales for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the nine months ended September 30, 2022 relative to the same time period of 2021.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $3.3 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, we sold 129 acres of land for an aggregate sales price of approximately $3.3 million, or $25,300 per acre. For the nine months ended September 30, 2021, we sold approximately 30 acres of land for an aggregate sales price of approximately $0.7 million, or approximately $25,000 per acre.

Net income. Net income for the Land and Resource Management segment increased 90.0% to $285.4 million for the nine months ended September 30, 2022 compared to $150.2 million for the comparable period in 2021. The increase in net income is principally due to the $182.1 million increase in segment revenues, partially offset by an increase in segment expenses, including income tax expense. The increase in segment revenues is principally due to the $168.9 million increase in oil and gas royalty revenue, as discussed above. Total segment expenses were $108.5 million and $61.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in segment expenses was principally related to a $42.1 million increase in income tax expense related to increased operating income and a $6.9 million increase in ad valorem taxes for the nine months ended September 30, 2022 compared to the same period of 2021. Expenses are discussed further above under “Results of Operations — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 31.3% to $120.8 million for the nine months ended September 30, 2022 as compared with $92.0 million for the comparable period of 2021. The increase in Water Services and Operations segment revenues is principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $20.5 million, or 45.7% to $65.5 million for the nine months ended September 30, 2022 compared to the same period of 2021. The increase in water sales is principally due to an increase of approximately 20.2% in sourced and treated water sales volumes for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $52.7 million for the nine months ended September 30, 2022 compared to $43.1 million compared to the same period in 2021. This increase is principally due to increased produced water volumes for the nine months ended September 30, 2022 compared to the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $2.6 million for the nine months ended September 30, 2022, a decrease of $1.2 million compared to $3.8 million for the nine months ended September 30, 2021. The decrease in easements and other surface-related income relates to a decrease in temporary permits for sourced water lines for the nine months ended September 30, 2022 compared to the same period in 2021.

Net income. Net income for the Water Services and Operations segment was $61.2 million for the nine months ended September 30, 2022 compared to $40.7 million for the same period in 2021. As discussed above, segment revenues increased 31.3% for the nine months ended September 30, 2022 compared to the same period of 2021. Total segment expenses, including income tax expense, were $59.6 million for the nine months ended September 30, 2022 as compared to $51.3 million for the nine months ended September 30, 2021. The overall increase in segment expenses during 2022 is principally related to a $5.4 million increase in income tax expense related to increased segment operating income during the same time period. Segment operating expenses increased $2.9 million during 2022 compared to 2021. Expenses are discussed further above under “Results of Operations — Consolidated.”

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$129,837	$83,837	$346,631	$190,935
Add:
Income tax expense	34,138	19,916	94,071	46,521
Depreciation, depletion and amortization	3,917	3,866	12,223	11,562
EBITDA	167,892	107,619	452,925	249,018
Add:
Employee share-based compensation	1,910	—	4,989	—
Conversion costs related to corporate reorganization	—	—	—	2,026
Severance costs	—	—	—	6,680
Adjusted EBITDA	$169,802	$107,619	$457,914	$257,724

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

There have been no changes during the quarter ended September 30, 2022 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, the Company repurchased shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2022	5,545	$1,631	5,545
August 1 through August 31, 2022	6,622	1,749	6,622
September 1 through September 30, 2022	6,904	1,779	6,904
Total(1)	19,071	$1,726	19,071	$41,551,105

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

Stock Repurchase Program

On November 1, 2022, our board of directors approved a stock repurchase program to purchase up to an aggregate of $250 million of our outstanding common stock to be effective beginning January 1, 2023.

The Company intends to purchase stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan that may be implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	November 2, 2022	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	November 2, 2022	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer