Form 10-K
period 2022-12-31
Texas Pacific Land Corp
filed 2023-02-22
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $8.5 billion.

As of February 14, 2023, there were 7,695,496 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
 None

TEXAS PACIFIC LAND CORPORATION

PART I

Statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects” and “believes,” or similar expressions, when used in this Annual Report on Form 10-K or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business.

General

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 874,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th), all located in the western part of Texas.

The Company was originally organized as Texas Pacific Land Trust (the “Trust”) under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. The Declaration of Trust provided for the appointment of trustees (the “Trustees”) to manage the assets of the Trust with all of the powers of an absolute owner. On January 11, 2021, the Trust completed its reorganization from a business trust, Texas Pacific Land Trust, into Texas Pacific Land Corporation (“TPL Corporation”), a corporation formed and existing under the laws of the State of Delaware. TPL Corporation is now an independent public company and its Common Stock is listed under the symbol “TPL” on the New York Stock Exchange (the “NYSE”). See further discussion under “Corporate Reorganization” below. Any references in this Annual Report on Form 10-K to the Company, TPL, our, we or us with respect to periods prior to January 11, 2021, will be in reference to the Trust, and references to periods on that date and thereafter will be in reference to Texas Pacific Land Corporation or TPL Corporation.

Our surface and royalty ownership provide revenue opportunities throughout the oil and gas development value chain. While we are not an oil and gas producer, we benefit from various revenue sources throughout the life cycle of a well. During the initial development phase where infrastructure for oil and gas development is constructed, we receive fixed fee payments for use of our land and revenue for sales of materials (caliche) used in the construction of the infrastructure. During the drilling and completion phase, we generate revenue for providing sourced and/or treated produced water in addition to fixed fee payments for use of our land. During the production phase, we receive revenue from our oil and gas royalty interests and also revenues related to saltwater disposal on our land. In addition, we generate revenue from pipeline, power line and utility easements, commercial leases and temporary permits principally related to a variety of land uses, including midstream infrastructure projects and processing facilities as hydrocarbons are processed and transported to market.

TPL’s mission is to pursue a thoughtful, long-term approach towards optimizing and building upon the commercial and environmental virtues of our extensive lands and resources. TPL has a long history of responsible management of its legacy assets, and in recent years, the Company has expanded its business strategy to generate incremental revenue streams that take advantage of the Company’s vast surface and royalty footprint, such as its investments in the Water Services and Operations business segment. Beyond TPL’s current businesses, the Company continues to explore new opportunities related to renewable energy, environmental sustainability, and technology, among others, that can leverage the already existing legacy surface and royalty assets. The Company’s business model emphasizes high cash flow margins and relatively low ongoing capital expenditure requirements, and new opportunities would generally be expected to align with these priorities. The Company remains focused on optimizing long-term value creation and profitability, fostering responsible stewardship of our assets, providing quality customer service, and engaging with and advocating for employee and stakeholder interests.

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

As part of the Corporate Reorganization, on January 11, 2021, shares of TPL Corporation’s common stock, par value of $0.01 per share (the “Common Stock”) were distributed to holders of sub-share certificates of proprietary interest, par value $0.03-1/3 of the Trust (“Sub-shares”) on the basis of one share of Common Stock for every Sub-share (the “Distribution”).

Prior to the Corporate Reorganization, as a result of a proxy contest mounted by certain holders of Sub-shares, the Trust entered into a stockholders’ agreement dated as of December 14, 2020, with Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC (together with Horizon Kinetics LLC and its affiliates, “Horizon”), SoftVest Advisors, LLC, SoftVest, L.P. (together with SoftVest Advisors, LLC and its affiliates, “SoftVest”), and Mission Advisors, LP, (as amended to date, the “Stockholders’ Agreement”), providing for, among other things, the appointment of Dana F. McGinnis, Eric L. Oliver and Murray Stahl as directors of TPL’s board of directors (the “Board”) in connection with the Corporate Reorganization. Mr. McGinnis resigned from the Board in March 2022.

Historical Operating Performance

The table below reflects our historical operating results for the last five years (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020	2019	2018
Revenues	$667,422	$450,958	$302,564	$490,496	$300,220
Net income	$446,362	$269,980	$176,049	$318,728	$209,736
Net income per share:
Basic	$57.80	$34.83	$22.70	$41.09	$26.93
Diluted	$57.77	$34.83	$22.70	$41.09	$26.93

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

Land and Resource Management

Our Land and Resource Management segment encompasses the business of managing our approximately 874,000 surface acres of land and our oil and gas royalty interests in West Texas. The revenue streams of this segment consist primarily of oil and gas royalties, revenues from easements, commercial leases and renewables, and land and material sales.

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalties are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells.

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

During 2022, we entered into agreements with third parties related to renewables and various “next generation” opportunities that will potentially utilize TPL’s surface assets. These agreements include the evaluation of grid-connected batteries, studies on carbon capture and sequestration, and development of bitcoin mining facilities, among other opportunities. Generally, these projects are structured with multi-year terms that allow for feasibility and/or commercial suitability and revenue arrangements that provide royalty, fee, profit sharing, lease and/or rental payments, though contractual terms and timing for commercial operations will vary by project. We do not anticipate these agreements will have a significant impact on our revenues in the short-term but do have the potential to contribute meaningfully to our revenues in the longer term.

The demand for, and sale price of, particular tracts of land is influenced by many factors, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses prevalent in West Texas.

Operations

Revenues from the Land and Resource Management segment for the last three years were as follows (dollars presented in thousands):

	Years Ended December 31,
	2022		2021		2020
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Oil and gas royalties	$452,434	68%	$286,468	64%	$137,948	46%
Easements and other surface-related income	44,569	7%	32,892	7%	39,478	13%
Land sales and other operating revenue	9,972	1%	1,027	—%	17,716	6%
Total Revenue - Land and Resource Management segment	$506,975	76%	$320,387	71%	$195,142	65%

Please see discussion of our financial results at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations.”

Oil and Gas Activity for the Year Ended December 31, 2022

For the year ended December 31, 2022, our share of crude oil, natural gas and NGL production was 21.3 thousand barrels of oil equivalent (“Boe”) per day compared to 18.6 thousand Boe per day for the same period of 2021. The total equivalent price was $60.81 per Boe for the year ended December 31, 2022, an increase of 37.8% compared to the total equivalent price of $44.14 per Boe for the same period of 2021.

For the year ended December 31, 2022, the number of oil and gas wells that have been drilled but are not yet completed (“DUC”) subject to our royalty interest was 584 compared to 452 for the same period of 2021. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion.

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

These full-service water offerings include, but are not limited to, water sourcing, produced-water treatment, infrastructure development, and disposal solutions. We are committed to sustainable water development. Our significant surface ownership in the Permian Basin provides TPWR with a unique opportunity to provide multiple full-service water offerings to operators.

The revenue streams of this segment principally consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties. Energy businesses use water for their oil and gas projects while service businesses (i.e., water management service companies) operate water facilities to produce and sell water to energy businesses.

Operations

Revenues from our Water Services and Operations segment for the last three years were as follows (dollars presented in thousands):

	Years Ended December 31,
	2022		2021		2020
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Water sales	$84,725	13%	$67,766	15%	$54,862	18%
Produced water royalties	72,234	11%	58,081	13%	50,640	16%
Easements and other surface-related income	3,488	—%	4,724	1%	1,920	1%
Total Revenue – Water Services and Operations segment	$160,447	24%	$130,571	29%	$107,422	35%

Please see discussion of our financial results at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations.”

The increase in water sales during 2022 compared to 2021 is principally due to a 10.3% increase in the number of sourced and treated barrels sold.

During the year ended December 31, 2022, the Company invested approximately $18.6 million in TPWR projects to maintain and/or enhance water sourcing assets, of which $6.9 million related to electrifying our water sourcing infrastructure. Cumulatively, we have spent $13.3 million on electrification through December 31, 2022.

Competition

While there is competition in the water service business in the Permian Basin, we believe our position as a significant landowner of approximately 874,000 surface acres in West Texas gives us a unique advantage over our competitors who must negotiate with existing landowners to source water and then for the right of way to deliver the water to the end user.

Major Customers

During 2022, we received $115.3 million, or approximately 17.3% of our total revenues, which included $79.9 million of oil and gas royalties, $21.5 million of produced water royalties, $8.6 million of easements and other surface-related income, and $5.3 million of water sales, from Occidental Petroleum Corporation; $94.8 million, or approximately 14.2% of our total revenues, which included $94.0 million of oil and gas royalties and $0.8 million of easements and other surface-related income, from Chevron Corporation; $67.8 million, or approximately 10.2% of our total revenues, which included $37.2 million of oil and gas royalties, $15.7 million of water sales, $11.4 million of produced water royalties, and $3.5 million of easements and other surface-related income, from ConocoPhillips; and $67.4 million, or approximately 10.1% of our total revenues, which included $57.4 million of oil and gas royalties, $8.8 million of water sales, $1.1 million of easements and other surface-related income, and $0.1 million of produced water royalties, from EOG Resources, Inc.

While 51.8% of our revenue comes from only four customers, these customers are in the top 25 energy companies in the world based on market cap, with two being in the top 10, and we believe each of them is a strong and reliable operator. Given their major presence in the Permian Basin and our significant surface lands in the same area, the high concentration of business with these four customers is expected. Further, the choice of whom we do business with largely depends on location of mineral royalties and surface rights on or near our assets and consists of a limited universe of oil and gas companies who operate in the Permian Basin.

Seasonality

While the business of TPL is not seasonal in nature, as that term is generally understood, revenues from oil and gas royalties may fluctuate from period to period based upon market prices for oil and gas and production decisions made by the operators. Our other revenue streams, which include, but are not limited to, water sales and royalties, easements and other surface related income and sales of land, may also fluctuate from period to period. In addition, our results generally rely on the decisions and actions of third parties out of our ultimate control. As a consequence, the results of our operations for any particular period are not necessarily indicative of the results of operations for a full year.

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

Integrating sustainability and ESG objectives is a priority for our Company. Our ESG strategy is focused on the overarching priorities of environmental management, employee health and safety, workforce management and equality, community and landowner engagement, and strong corporate governance and ethics. We are committed to sustainability and responsible stewardship across all of our operations and land management activities.

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

TPL’s ESG accomplishments and goals include but are not limited to:

•Converted from a business trust to a Delaware corporation in January 2021, providing enhanced governance to the Company’s stockholders.

•Increased the electrification of the Company’s water assets in an effort to reduce costs and mitigate the overall emission profile of the Company by reducing reliance on diesel generators. TPL spent a total of $13.3 million of capital in 2022 and 2021 on electric infrastructure.

•Initiated energy tracking in 2020 to monitor and identify trends in energy consumption and sourcing.

•Prioritizing the health and welfare of TPL’s workforce.

•Employed practices for the tracking and monitoring of all spills, regardless if they are within or outside of regulatory reporting requirements.

•Partnered with oil & gas operators on the Company’s surface estate to collectively discuss and manage ESG risks. Partnership opportunities included: developing renewable energy infrastructure across the Company’s land, developing water infrastructure to support the reuse and recycling of produced water—a critical response to climate change, partnering to develop innovative technologies that support emissions management, and more.

•Instituted a governance framework that includes oversight and stewardship of the Company’s ESG strategies. The Nominating and Corporate Governance Committee reviews the Company’s policies and programs concerning corporate social responsibility, including ESG matters, with the support of the Audit Committee and the Compensation Committee, where appropriate. The committees provide guidance to the Board and management with respect to trends and developments regarding environmental, social, governance, and political matters that could significantly impact the Company.

The disclosure denotes that the Company’s ESG strategy, including metrics and targets, will be continuously reviewed and assessed annually to determine if updates or process improvements are needed.

Our full ESG disclosure is available at www.TexasPacific.com/esg.

Human Capital Resources

We believe we have a talented, motivated and dedicated team and we are committed to supporting the development of our team members and continuously building on our strong culture. As of December 31, 2022, the Company had 99 full-time employees, of which 29 are employees of TPWR.

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

Available Information on our Website

The Company makes available on our website at www.TexasPacific.com, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Such reports are also available at www.sec.gov. The information contained on our website is not part of this Report.

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

Risks Related to our Business

Our oil and gas royalties are dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties that we receive are dependent upon the market prices for oil and gas. When lower market prices for oil and gas occur, they will have an adverse effect on our oil and gas royalties and vice-versa. The market prices for oil and gas are subject to US and global macroeconomic and geopolitical conditions and infrastructure and logistical constraints, amongst others, and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years due to supply and demand fundamentals, Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”) actions, and general economic cycles, among other factors. These measures have at times resulted in a reduction to global economic activity and volatility in the global financial markets. The scale and duration of the impact of these factors remain unknowable but could lead to an increase in our operating costs or a decrease in our revenues and have a material impact on our business segments and earnings, cash flow and financial condition.

We are not an oil and gas producer. Our revenues from oil and gas royalties are subject to the actions of others.

We are not an oil and gas producer. Our oil and gas income is derived primarily from perpetual non-participating oil and gas royalty interests that we have retained. As oil and gas wells age, their production capacity may decline absent additional investment. However, the owners and operators of the oil and gas wells make all decisions as to investments in, and production from, those wells and our royalties are dependent upon decisions made by those operators, among other factors. Accordingly, a significant portion of our revenues is reliant on the management and actions of third parties, over whom we have no control. There can be no assurance that such third parties will take actions or make decisions that will be beneficial to us, which could result in adverse effects on our financial results and performance.

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

The results of operations for the Water Services and Operations segment have been impacted from time to time by reduced development pacing and declines in expenditures by our customers in response to varying industry or global circumstances. Our results may continue to be impacted by producer discretion on development pacing and capital expenditures.

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

•increased regulation impacting industry operations; and

•uncertainty with outsourced 3rd party provider(s) providing water treatment services.

The impact of government regulation on TPWR could adversely affect our business.

The business of TPWR is subject to applicable state and federal laws and regulations, including laws and regulations on water use, environmental and safety matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning water wells, source water and treatment facilities and impact our customers’ ability to transport and/or store produced water in certain locations. Due to increased seismicity in the Delaware and Midland Basins, the Texas Railroad Commission recently began implementing Seismic Response Areas (“SRAs”) limiting the permitted capacity and use of certain Saltwater Disposal Wells (“SWDs”) for the injection of produced water. The implementation of SRAs could limit the volume of produced water disposed on the Company’s surface within the SRAs or, in certain cases, could direct additional volumes of produced water to SWDs on the Company’s surface outside of SRAs. These limitations and/or redirections may cause TPWR to change its business plans and could affect TPWR’s financial performance. The Company continues to actively engage with the Texas Railroad Commission and evaluate the potential effect of SRAs on the Company’s produced water royalties.

Our business and financial results could be disrupted by natural or human causes beyond our control.

Our revenues depend on natural and environmental conditions with respect to operations that result in royalties to us, or that use our water services. Our business and financial results are therefore subject to disruption from natural or human causes beyond our control, including physical risks from severe storms, floods, droughts resulting in aquifer declines and other forms of severe weather, war, accidents, civil unrest, political events, fires, earthquakes, system failures, pipeline disruptions, environmental hazards such as oil spills, terrorist acts and epidemic or pandemic diseases, any of which could result in a material adverse effect on oil and natural gas production and, therefore, our results of operations.

Our business and financial results are subject to major trends in our industry, such as decarbonization, and may be adversely affected by future developments out of our control.

Much of the value of the land we own and upon which we receive royalties is based on the oil and natural gas reserves located there. Our revenues may be negatively affected by changes driven by trends such as decarbonization efforts. Such changes may relate to the types or sources of energy in demand, such as a shift to renewable sources of power generation (for example, wind and solar), along with ongoing changes in regulatory, investor, customer and consumer policies and preferences. The evolution of global energy sources is affected by factors out of our control, such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies. In addition, the possibility of taxes on carbon emissions can affect the demand for crude oil and natural gas and the operating costs for third party operators on our royalty properties.

Cyber incidents or attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations, and if we are unable to obtain and maintain adequate protection of our data, our business may be adversely impacted.

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and gas industry depends on digital technologies in exploration, development, production, and processing activities. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Our technologies, systems, networks, and those of the operators on our properties, vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary, personal and other information, or other disruption of business activities. In addition, certain cyber incidents, such as surveillance, may remain undetected for some period of time. While we utilize various systems, procedures and controls to mitigate exposure to such risk, cyber incidents and attacks are continually evolving and unpredictable. Our information technology systems and any insurance coverage for protecting against cybersecurity risks may not be sufficient. As cyber security threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. There can be no assurance that our business, finances, systems and assets will not be compromised in a cyber attack.

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

We face direct and indirect supply chain risks that may adversely affect our business.

Our business could be negatively affected by supply shortages and/or price increases driven by the increased costs of materials and logistics as a result of macroeconomic conditions, including the prolonged Ukraine/Russia conflict, general inflationary pressures, labor shortages, part or equipment availability, manufacturing capacity, tariffs, trade disputes and barriers, natural disasters or pandemics and the effects of climate change. Supply shortages and/or price increases could lead to a reduction in revenues and an increase in our operating costs and could have a material impact on our business segments and earnings, cash flow and financial condition.

Supply chain issues may disrupt the operations and development activities of operators on our land, upon whom much of our revenue relies, which could negatively affect our revenues from oil and gas royalties, easements and our water offerings. Supply chain issues could also lead to an increase in TPWR’s operating costs and disrupt its water sourcing and treatment operations, which could further negatively affect our revenues from our water offerings. TPWR has adapted lead times for ordering parts and equipment to mitigate supply chain issues, but given the uncertainty surrounding the macroeconomic factors and geopolitical situation, there can be no assurance that we will not suffer adverse effects on our business operations in the future.

Risks Related to the Corporate Reorganization

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

For example, the obligation to pay ad valorem taxes with respect to certain of our royalty interests was assumed by a third party and is now the obligation of the successors in interest to such third party (the “obligors”), so long as such royalty interests are held by the Trustees or their successors in office under the Declaration of Trust. The amount of such taxes depends on the valuations determined by various county taxing authorities with respect to our royalty interests and the tax rates used in assessing such ad valorem taxes. Consequently, the amount of ad valorem taxes that may be assessed against our royalty interests may vary from year to year, and we are unable to reliably predict the amount of any such increases or decreases in future years. We have received an indication from one such obligor that it does not intend to continue to make the ad valorem tax payments that it has been making to date. We have accrued an estimate of such taxes and are making payments on a current basis in order to protect the royalty interests from any potential tax liens for nonpayment of future ad valorem taxes. While we intend to seek reimbursement from the third party following payment of such taxes, there can be no assurance that we will be successful in getting reimbursed. Taking on the cost of such payments will have an adverse impact on our business and results of operations.

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

•domestic and worldwide economic and geopolitical conditions.

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

Our business could be negatively affected as a result of the actions of activists.

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. In the past, the Company has been the subject of stockholder activism, and we are subject to the risks associated with any ongoing or future such activism. Stockholder activism, including potential proxy contests, requires significant time and attention by management and our Board, potentially interfering with our ability to execute our strategic plan. We may be required to incur significant legal fees and other expenses related to activist stockholder matters, and the attention of our management may be diverted by such activism. While we welcome our stockholders’ constructive input, there can be no assurance that stockholder actions would not result in negative impacts to the Company. Any of these impacts could materially and adversely affect our business and operating results, and the market price of our Common Stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder activism.

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

During the year ended December 31, 2022, the Company repurchased 48,959 outstanding shares of Common Stock which repurchased shares were placed in treasury. We expect that we will from time to time offer to repurchase a portion of our outstanding Common Stock. However, any repurchase will be within the discretion of our Board and will depend upon many factors, including market and business conditions, the trading price of our Common Stock, available cash and cash flow, capital requirements and the nature of other investment opportunities.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

As of December 31, 2022, TPL owned the surface estate in 874,366 acres of land, comprised of numerous separate tracts, located in the western part of Texas. There were no material liens or encumbrances on the Company’s title to the surface estate in those tracts. Additionally, the Company also owns a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under 84,934 acres of land and a 1/16th NPRI under 370,737 acres of land in the western part of Texas. The following table shows our surface ownership and NPRI ownership by county as of December 31, 2022:

	Number of Acres
County	Surface	1/128th Royalty	1/16th Royalty
Callahan	—	—	80
Coke	—	—	1,183
Concho	2,592	—	—
Crane	3,622	265	5,198
Culberson	288,912	—	111,513
Ector	19,888	33,633	11,793
El Paso	16,613	—	—
Fisher	—	—	320
Glasscock	27,236	3,600	11,111
Howard	4,788	3,099	1,840
Hudspeth	154,247	—	1,008
Jeff Davis	8,293	—	7,555
Loving	63,318	6,107	48,066
Midland	28,372	12,945	13,120
Mitchell	3,842	1,760	586
Nolan	1,600	2,488	3,157
Palo Pinto	—	—	800
Pecos	43,377	320	16,895
Presidio	—	—	3,200
Reagan	—	6,162	1,274
Reeves	187,299	3,013	116,691
Stephens	—	2,817	160
Sterling	5,212	640	2,080
Taylor	690	—	966
Upton	6,661	6,903	9,101
Winkler	7,804	1,182	3,040
Total	874,366	84,934	370,737

As of December 31, 2022, the Company owned additional royalty interests in the following counties:

County	Number of Net Royalty Acres(1)
Culberson	810
Glasscock	1,062
Howard	770
Loving	10
Martin	578
Midland	450
Reagan	115
Reeves	176
Upton	211
Total	4,182

(1)     Normalized to 1/8th.

The Company leases office space in Dallas, Texas for its corporate headquarters and in Midland, Texas for TPWR.

Item 3. Legal Proceedings.

TPL is not involved in any material pending legal proceedings other than the item disclosed below.

On November 23, 2022, TPL filed a complaint in Delaware Chancery Court against Horizon Kinetics, LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors LLC, and SoftVest, L.P. (collectively, the “Stockholder Defendants”) under the caption Texas Pacific Land Corporation v. Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors, LLC, and SoftVest L.P. (C.A. No. 2022-1066-JTL) (the “Action”). Horizon Kinetics LLC and Horizon Kinetics Asset Management LLC are affiliated with Murray Stahl, a member of the Board, and Softvest Advisors, LLC and SoftVest L.P. are affiliated with Eric Oliver, a member of the Board. TPL filed the Action to resolve a disagreement with the Stockholder Defendants over their voting commitments pursuant to the Stockholders’ Agreement with the Company. Currently, the Action is in the discovery phase, and trial is scheduled to be held on April 17, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the NYSE under the ticker symbol “TPL.” The Company had 205 registered holders of its Common Stock as of February 14, 2023.

Dividends

For the year ended December 31, 2022 and 2021, the Company paid the following regular and special cash dividends per share:

	Years Ended December 31,
	2022		2021
	Regular	Special	Regular	Special
1st Quarter	$3.00	$—	$2.75	$—
2nd Quarter	3.00	20.00	2.75	—
3rd Quarter	3.00	—	2.75	—
4th Quarter	3.00	—	2.75	—
Total	$12.00	$20.00	$11.00	$—

The Company has paid a cash dividend each year for the preceding 66 years.

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

Issuer Purchases of Common Stock

During the three months ended December 31, 2022, the Company repurchased shares of its Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2022	4,349	$2,066	4,349
November 1 through November 30, 2022	3,933	2,568	3,933
December 1 through December 31, 2022	4,128	2,511	4,128
Total(1)	12,410	$2,373	12,410	$262,099,882

(1)     Repurchases were made pursuant to a stock repurchase program, approved by the Board on March 11, 2022, to purchase up to an aggregate of $100.0 million of shares of our outstanding Common Stock (the “2022 Stock Repurchase Program”). In connection with the 2022 Stock Repurchase Program, the Company entered into a Rule 10b5-1 trading plan that generally permitted the Company to repurchase shares at times when it might otherwise have been prevented from doing so under securities laws. The 2022 Stock Repurchase Program expired on December 31, 2022. Repurchased shares are held in treasury. For the year ended December 31, 2022, we repurchased 48,959 shares at an average per share amount of $1,795.

(2)    The maximum amount includes (i)$12,099,882 unsold under the 2022 Stock Repurchase Program, which expired on December 31, 2022, and (ii) $250,000,000 approved on November 1, 2022 and effective on January 1, 2023.

Stock Repurchase Program Beginning January 1, 2023

On November 1, 2022, our Board approved a stock repurchase program to purchase up to an aggregate of $250 million of our outstanding common stock to be effective beginning January 1, 2023.

The Company intends to purchase stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan that may be implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

Effective January 1, 2023, the Company will be subject to a 1% excise tax on all share repurchases. For additional information please see Note 8, “Income Taxes” in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total return from January 11, 2021 (the date of our Corporate Reorganization) through December 31, 2022 of TPL common stock; the SPDR® S&P® Oil & Gas Exploration & Production ETF (“XOP”), which includes TPL; and the Reference Group.  The graph assumes that $100 was invested at the beginning of the period and that all dividends were reinvested for each TPL, the XOP, and the Reference Group.

The Reference Group consists of the companies referenced in Item 11 “Executive Compensation” in this Annual Report on Form 10-K.

	January 11, 2021	December 31, 2021	December 31, 2022
Texas Pacific Land Corporation	$100	$145	$277
Reference Group	$100	$181	$220
SPDR S&P Oil & Gas Exploration & Production ETF	$100	$146	$212

The information contained in the graph above is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Texas Pacific Land Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements included in Part II, Item 8 of this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those factors presented in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Market Conditions

Global Oil and Natural Gas Market Impact in 2022

Average oil and gas prices during 2022 were strong compared to average prices in previous years over the last decade. Oil prices were impacted by continued oil supply cuts by OPEC+, an uneven global demand recovery, and Russia’s incursion into Ukraine, among other factors. In response to high oil prices during 2022, the United States (“US”) implemented various measures to help mitigate potential supply shortfalls and high oil prices, most notably by releasing millions of barrels of crude oil from its Strategic Petroleum Reserve. The confluence of these major events has contributed to fluctuations in oil prices during 2022. Global and domestic natural gas markets have also experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, and geopolitical issues, among other factors. US natural gas prices at Henry Hub, located in Erath, Louisiana, have strengthened in 2021 and 2022 due in part to liquified natural gas prices (“LNG”) exports and local demand for power, heating, and industrial activity. In 2022, the Waha Hub located in Pecos County, Texas, at times experienced significant negative price differentials relative to Henry Hub due in part to growing local Permian natural gas production gas and limited natural gas pipeline takeaway capacity. Inflation remains elevated and continues to significantly impact current labor costs and supplies. Changes in macro-economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in demand and supply in future periods. Although our revenues are directly and indirectly impacted by changes in oil prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential oil price volatility.

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

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies active in the Permian have generally increased their drilling and development activity in 2022 compared to recent prior year activity levels. Per the U.S. Energy Information Administration (“EIA”), Permian production is currently in excess of five million barrels per day, which is higher than the average daily production of any year prior to 2022. Despite record Permian production volumes, E&P companies continue to experience challenges with labor and supply chains related to drilling and completion activities, which could negatively impact overall production.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$94.90	$68.14
Henry Hub average price per mmbtu	$6.45	$3.89

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	627	549
Average monthly horizontal wells drilled	511	399
Average weekly horizontal rig count	318	231
DUCs as of December 31 for each applicable year	4,526	4,513

Total Average US weekly horizontal rig count (2)	659	431

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the
Permian Basin for the years ended December 31, 2022 and 2021. Our oil and gas royalties are impacted by both oil and gas prices as well as production levels. Oil and gas prices in 2022 have significantly increased compared to the comparable period in 2021. Although E&P companies broadly continue to deploy capital at a measured pace, drilling and development activities across the Permian have generally improved in 2022 compared to the prior year. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes, but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of December 31, 2022.

As of December 31, 2022, we had cash and cash equivalents of $510.8 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to repurchase our Common Stock subject to market conditions, to pay dividends subject to the discretion of our Board and for general corporate purposes. For the year ended December 31, 2022, we repurchased $87.9 million of our Common Stock (including share repurchases not yet settled), and we paid $247.3 million in dividends to our stockholders. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

During the year ended December 31, 2022, we invested approximately $18.6 million in Texas Pacific Water Resources LLC (“TPWR”) projects to maintain and/or enhance water sourcing assets, of which $6.9 million related to electrifying our water sourcing infrastructure.

Cash Flows from Operating Activities

For the years ended December 31, 2022 and 2021, net cash provided by operating activities was $447.1 million and $265.2 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, and easements and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the years ended December 31, 2022 compared to the same period of 2021, was primarily related to increased prices and volumes of oil and gas production and was partially offset by increased income tax payments.

Cash Flows Used in Investing Activities

For the years ended December 31, 2022 and 2021, net cash used in investing activities was $21.4 million and $15.0 million, respectively. Our cash flows used in investing activities are primarily related to capital expenditures related to our water services and operations segment and acquisitions of royalty interests.

Capital expenditures increased $3.7 million for the year ended December 31, 2022 compared to the same period of 2021. Acquisitions of royalty interests increased approximately $1.7 million for the years ended December 31, 2022 compared to the same period 2021.

Cash Flows Used in Financing Activities

For the years ended December 31, 2022 and 2021, net cash used in financing activities was $336.8 million and $104.9 million, respectively. Our cash flows used in financing principally consist of activities which return capital to our stockholders such as payment of dividends and repurchases of our Common Stock.

During the year ended December 31, 2022, we paid total dividends of $247.3 million, consisting of cumulative paid cash dividends of $12.00 per share and special dividends of $20.00 per share. During the year ended December 31, 2021, we paid total dividends of $85.3 million consisting of cumulative cash dividends of $11.00 per share. We repurchased $87.9 million and $19.9 million of our Common Stock (including share repurchases not yet settled) during the years ended December 31, 2022 and 2021, respectively.

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues:
Oil and gas royalties	$452,434	$286,468	$137,948
Water sales	84,725	67,766	54,862
Produced water royalties	72,234	58,081	50,640
Easements and other surface-related income	48,057	37,616	41,398
Land sales and other operating revenue	9,972	1,027	17,716
Total revenues	667,422	450,958	302,564

Expenses:
Salaries and related employee expenses	41,402	40,012	32,173
Water service-related expenses	17,463	13,233	14,233
General and administrative expenses	13,350	11,782	9,751
Legal and professional fees	8,735	7,281	10,778
Ad valorem taxes	8,734	—	—
Land sales expenses	55	—	3,973
Depreciation, depletion and amortization	15,376	16,257	14,395
Total operating expenses	105,115	88,565	85,303

Operating income	562,307	362,393	217,261

Other income, net	6,548	624	2,401
Income before income taxes	568,855	363,017	219,662
Income tax expense (benefit):
Current	121,230	93,265	46,002
Deferred	1,263	(228)	(2,389)
Total income tax expense	122,493	93,037	43,613
Net income	$446,362	$269,980	$176,049

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Revenues and Net Income:

Total revenues increased $216.5 million, or 48.0%, to $667.4 million for the year ended December 31, 2022 compared to $451.0 million for the year ended December 31, 2021. This increase was principally due to the $166.0 million increase in oil and gas royalties and the combined increase of $31.1 million in water sales and produced water royalties over the same period. Net income of $446.4 million for the year ended December 31, 2022 was 65.3% higher than the comparable period of 2021. The increase in net income was driven by the 55.2% increase in operating income resulting from the 48.0% increase in total revenues and the 3.9% improvement in operating margin to 84.3% for the year ended December 31, 2022 compared to the prior year. Individual revenue line items are discussed below under “Segment Results of Operations.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $41.4 million for the year ended December 31, 2022 compared to $40.0 million for the comparable period of 2021. Stock compensation expense for the year ended December 31, 2022 was $7.6 million. As noted in Note 2, “Summary of Significant Accounting Policies — Share-Based Compensation,” the Company recognizes share-based compensation expense using the graded-vesting method which impacts the timing of the recognition of stock compensation expense for stock awards with vesting periods in excess of one year. Prior to December 2021, the Company did not have an equity incentive plan and did not pay compensation in equity. Salaries and related employee expenses for the year ended December 31, 2021 included $6.7 million of severance costs.

Water service-related expenses. Water service-related expenses increased $4.2 million to $17.5 million for the year ended December 31, 2022 compared to the same period of 2021. Transfer and treatment expenses for the year ended December 31, 2022 increased primarily due to heightened sales activity compared to the same period of 2021. Since the beginning of 2021, we have invested $13.3 million of capital in electrifying our water-related infrastructure to minimize our reliance on diesel-powered generators. Electricity expense for the year ended December 31, 2022 increased principally due to increased usage of our electrified infrastructure and rising electricity costs compared to the same period of 2021. This increase in electricity expense was partially offset by decreases in fuel and equipment rental expenses during the same time period.

General and administrative expenses. General and administrative expenses increased $1.6 million to $13.4 million for the year ended December 31, 2022 from $11.8 million for the same period of 2021. The increase in general and administrative expenses during the year ended December 31, 2022 compared to the same period of 2021 was principally related to increases in charitable contributions, corporate insurance and board expenses due to the expansion of our board to 10 directors.

Legal and professional fees. Legal and professional fees were $8.7 million for the year ended December 31, 2022 compared to $7.3 million for the comparable period of 2021. The increase is principally related to legal expenses associated with stockholder matters.

Ad valorem taxes. For the year ended December 31, 2022, the Company recorded an expense of $8.7 million for ad valorem taxes. Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by certain third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from one such third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third party, we have accrued an estimate of such taxes and intend to pay the taxes when they become due in order to protect the royalty interests from any potential tax liens for nonpayment of future ad valorem taxes. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the likelihood of such reimbursement, and accordingly, have not recorded a loss recovery receivable as of December 31, 2022.

Other income, net. Other income, net was $6.5 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. Interest income earned on our cash balances increased as interest yields rose during 2022.

Total income tax expense. Total income tax expense was $122.5 million and $93.0 million for the years ended December 31, 2022 and 2021, respectively. The increase in income tax expense is primarily related to increased operating income resulting from increased revenues from oil and gas royalties and water sales.

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

Our results of operations for the year ended December 31, 2022 have benefited directly and indirectly from a rebound in oil and gas activity in the Permian Basin and increases in commodity prices compared to 2021. Our oil and gas royalties have increased due to increased royalty production and higher commodity prices during this time period. Additionally, revenues derived from easements and other surface-related income, water sales, and produced water royalties have also generally been positively impacted by ongoing development activity in the Permian Basin.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following is an analysis of our operating results for the comparable periods by reportable segment (dollars in thousands):

	Years Ended December 31,
	2022		2021
Revenues:
Land and resource management:
Oil and gas royalties	$452,434	68%	$286,468	64%
Easements and other surface-related income	44,569	7%	32,892	7%
Land sales and other operating revenue	9,972	1%	1,027	—%
Total Land and resource management	506,975	76%	320,387	71%

Water services and operations:
Water sales	84,725	13%	67,766	15%
Produced water royalties	72,234	11%	58,081	13%
Easements and other surface-related income	3,488	—%	4,724	1%
Total Water services and operations	160,447	24%	130,571	29%
Total consolidated revenues	$667,422	100%	$450,958	100%

Net income:
Land and resource management	$365,041	82%	$208,897	77%
Water services and operations	81,321	18%	61,083	23%
Total consolidated net income	$446,362	100%	$269,980	100%

Land and Resource Management

Land and Resource Management segment revenues increased $186.6 million, or 58.2%, to $507.0 million for the year ended December 31, 2022 as compared with revenues of $320.4 million for the comparable period of 2021. The increase in Land and Resource Management segment revenues is principally due to the $166.0 million increase in oil and gas royalties for the year ended December 31, 2022 compared to the comparable period of 2021.

Oil and gas royalties. Oil and gas royalties were $452.4 million for the year ended December 31, 2022 compared to $286.5 million for the year ended December 31, 2021, an increase of 57.9%.

The table below provides financial and operational data by royalty stream for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Our share of production volumes(1):
Oil (MBbls)	3,401	3,076
Natural gas (MMcf)	13,086	12,082
NGL (MBbls)	2,208	1,705
Equivalents (MBoe)	7,791	6,795
Equivalents per day (MBoe/d)	21.3	18.6

Oil and gas royalties (in thousands):
Oil royalties	$307,606	$195,710
Natural gas royalties	74,866	40,964
NGL royalties	69,962	49,794
Total oil and gas royalties	$452,434	$286,468

Realized prices:
Oil ($/Bbl)	$94.69	$66.62
Natural gas ($/Mcf)	$6.19	$3.67
NGL ($/Bbl)	$34.25	$31.56
Equivalents ($/Boe)	$60.81	$44.14

(1)    Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Our share of crude oil, natural gas and NGL production volumes was 21.3 thousand Boe per day for the year ended December 31, 2022 compared to 18.6 thousand Boe per day for the same period of 2021. The average realized prices were $94.69 per barrel of oil, $6.19 per Mcf of natural gas, and $34.25 per barrel of NGL, for a total equivalent price of $60.81 per Boe for the year ended December 31, 2022, an increase of $16.67 per Boe compared to the total equivalent price of $44.14 per Boe for the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $44.6 million for the year ended December 31, 2022, an increase of 35.5% compared to $32.9 million for the year ended December 31, 2021. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The increase in easements and other surface-related income is principally related to increases of $4.5 million in wellbore easements, $3.7 million in material sales, and $2.8 million in pipeline easement income for the year ended December 31, 2022 compared to the same period of 2021. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the year ended December 31, 2022.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases and was $10.0 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, we sold 6,392 acres of land for an aggregate sales price of $9.7 million or approximately $1,515 per acre. For the year ended December 31, 2021, we sold 30 acres of land for an aggregate sales price of approximately $0.7 million, or approximately $25,000 per acre.

Net income. Net income for the Land and Resource Management segment was $365.0 million for the year ended December 31, 2022 compared to $208.9 million for the year ended December 31, 2021. Expenses, including income tax expense, for the Land and Resource Management segment were $141.9 million and $111.5 million for the years ended December 31, 2022 and 2021, respectively. The increase in expenses during 2022 is principally related to a $24.0 million increase in income tax expense for the year ended December 31, 2022 compared to the same period of 2021. Expenses are discussed further above under “Results of Operations.”

Water Services and Operations

Water Services and Operations segment revenues increased 22.9%, to $160.4 million for the year ended December 31, 2022 as compared with revenues of $130.6 million for the comparable period of 2021. The increase in Water Services and Operations segment revenues is due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $17.0 million, or 25.0% to $84.7 million for the year ended December 31, 2022 compared to the same period of 2021. The increase in water sales is principally due to an increase of approximately 10.3% in sourced and treated water sales volumes for the years ended December 31, 2022 compared to the year ended December 31, 2021.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $72.2 million for the year ended December 31, 2022 compared to $58.1 million for the same period in 2021. This increase is principally due to increased produced water volumes for the year ended December 31, 2022 compared to the same period of 2021.

Easements and other surface-related income. Easements and other surface-related income was $3.5 million for the year ended December 31, 2022, a decrease of $1.2 million compared to $4.7 million for the year ended December 31, 2021. The decrease in easements and other surface-related income relates to a decrease in temporary permits for sourced water lines for the year ended December 31, 2022 compared to the same period in 2021.

Net income. Net income for the Water Services and Operations segment was $81.3 million for the year ended December 31, 2022 compared to $61.1 million for the year ended December 31, 2021. As discussed above, revenues for the Water Services and Operations segment increased 22.9% for the year ended December 31, 2022 compared to the same period of 2021. Expenses, including income tax expense, for the Water Services and Operations segment were $79.1 million for the year ended December 31, 2022 as compared to $69.5 million for the year ended December 31, 2021. The overall increase in segment expenses during 2022 is principally related to a $5.4 million increase in income tax expense and a $4.2 million increase in water service-related expenses resulting from increased segment revenue and operating income during the same time period. Expenses are discussed further above under “Results of Operations.”

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

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measurement of earnings before interest, taxes, depreciation, depletion and amortization. Its purpose is to highlight earnings without finance, taxes, and depreciation, depletion and amortization expense, and its use is limited to specialized analysis. We calculate Adjusted EBITDA as EBITDA excluding employee share-based compensation, conversion costs related to our Corporate Reorganization, and severance costs. Its purpose is to highlight earnings without non-cash activity such as share-based compensation and/or other non-recurring or unusual items such as conversion and severance costs. We have presented EBITDA and Adjusted EBITDA because we believe that both are useful supplements to net income in analyzing operating performance.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income	$446,362	$269,980	$176,049
Add:
Income tax expense	122,493	93,037	43,613
Depreciation, depletion and amortization	15,376	16,257	14,395
EBITDA	584,231	379,274	234,057
Add:
Employee share-based compensation	7,583	—	—
Severance costs	—	6,680	—
Conversion costs related to corporate reorganization	—	2,026	5,050
Adjusted EBITDA	$591,814	$387,980	$239,107

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of December 31, 2022. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on this assessment, our CEO and CFO concluded our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2022. Deloitte & Touche LLP's opinion appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2022 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Texas Pacific Land Corporation (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 22, 2023

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

Directors

David E. Barry, 77, serves as a Co-Chair of the Board and has been a member of the Board since January 11, 2021. Mr. Barry served as a Trustee of the Trust from 2017 to January 11, 2021. Mr. Barry has served as president of Tarka Resources, Inc., which is engaged in oil and gas exploration in Texas, Oklahoma and Louisiana, since 2012. He also served as President of Tarka, Inc. from 2012 through 2014, until such company was merged with Tarka Resources, Inc. in 2016. Mr. Barry practiced real estate, employee benefits and compensation law at the law firm of Kelley Drye & Warren LLP (“Kelley Drye”) from 1969, becoming a partner in 1978. Mr. Barry represented the Trust for more than 30 years as a partner at Kelley Drye. Mr. Barry retired from Kelley Drye in 2014. Beginning in 2007 and then full-time starting in 2012, Mr. Barry has worked as President of Sidra Real Estate, Inc., an entity with commercial real estate holdings throughout the United States.

Rhys J. Best, 75, has been a member of the Board since April 15, 2022. Mr. Best currently serves on the board of Arcosa Inc. (NYSE: ACA) (since 2018), where he serves as the non-executive Chairman of the Board. Mr. Best previously served on the board of Cabot Oil and Gas Corp. (from 2008 to 2021), his term ending after the company merged with Cimarex Energy in 2021 to form Coterra Energy (NYSE: CTRA). Mr. Best also previously served on the boards of Commercial Metals Company (NYSE: CMC) (from 2010 to 2022), Crosstex Energy, LP, an integrated, multi-commodity midstream enterprise (NASDAQ: XTEX) (from 2004 to 2014, including serving as Chairman of the Board from 2009 to 2014), MRC Global, Inc., a pipe, valve and fitting distribution business (NYSE: MRC) (from 2008 to 2022, including serving as Chairman of the Board from 2016 to 2022), Trinity Industries, Inc. (NYSE: TRN) (from 2005 to 2018), and Austin Industries, an employee-owned construction company (from 2007 to 2018, including serving as Chairman of the Board from 2013 to 2018). Mr. Best is the former Chairman and Chief Executive Officer of Lone Star Technologies, Inc., an energy services and supply company, a role he retired from in 2007 after the successful merger with United States Steel Company (NYSE: X).

Mr. Best serves on the Nominating and Corporate Governance Committee of the Board.

General Donald G. Cook, USAF (Ret.) 76, has been a member of the board since January 11, 2021. General Cook currently serves on the board of Cybernance, Inc. (since 2016). General Cook previously served on the boards of Crane Co. (from 2005 to 2022), USAA Federal Savings Bank (from 2007 to 2018), U.S. Security Associates Inc., a Goldman Sachs portfolio company (from 2011 to 2018), and Beechcraft LLC, formerly known as Hawker Beechcraft Inc. (from 2007 to 2014). General Cook served on the board of Burlington Northern Santa Fe Railroad for almost five years until it was sold to Berkshire Hathaway in 2010 in a transaction valued at $44 billion. He also consults for Lockheed Martin Corporation. In addition to his extensive corporate governance experience, General Cook has been the Chairman of the San Antonio advisory board of the NACD Texas TriCities Chapter, a group recognized as the authority on leading boardroom practices. General Cook had numerous additional command and high-level staff assignments during his 36-year career with the Air Force and retired as a four-star General. He commanded a flying training wing and two space wings, the 20th Air Force (the nation’s nuclear Intercontinental Ballistic Missile force) and was interim Commander of Air Combat Command during the September 11 attacks. General Cook served as the Chief of the Senate Liaison Office and on the staff of the House Armed Services Committee in the U.S. House of Representatives. Prior to his retirement from the Air Force in August 2005, General Cook’s culminating assignment was Commander, Air Education and Training Command at Randolph Air Force Base in Texas, where he was responsible for executing the $8 billion annual budget to recruit, train and educate Air Force personnel, safely implementing the 500,000-hour annual flying hour program and providing for the leadership, welfare, and oversight of 90,000 military and civilian personnel in the command. He was twice awarded the Distinguished Service Medal for exceptional leadership.

General Cook serves on and is the chairperson of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee of the Board.

Barbara J. Duganier, 64, has been a member of the Board since January 11, 2021. Ms. Duganier currently serves on the board of MRC Global Inc. (NYSE: MRC) (since 2015), an industrial distributor of pipe, valves and other related products and services to the energy industry, where she chairs the audit committee and serves on the ESG and enterprise risk committee.

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

From 2004 to 2013, Ms. Duganier was a Managing Director at Accenture, a multinational professional services company that provides services in strategy, consulting, digital technology, and operations. She held various leadership and management positions in Accenture’s outsourcing business, including Global Chief Strategy Officer and Global Growth and Offering Development Lead. A year prior to joining Accenture, she served as an independent consultant to Duke Energy North America. From 1979 to 2002, Ms. Duganier, who is a licensed certified public accountant in the State of Texas, worked at Arthur Andersen LLP, where she served as an auditor and financial consultant, as well as in various leadership and management roles, including Global Chief Financial Officer of Andersen Worldwide. Ms. Duganier also serves on the boards of John Carroll University and the National Association of Corporate Directors Texas TriCities Chapter (NACD TTC), and is the past Chairperson of the NACD TTC board of directors. Ms. Duganier is an NACD Leadership Fellow, and holds the CERT Cybersecurity Oversight Certification and NACD Director Certification.

Ms. Duganier serves on and is the chairperson of the Compensation Committee and also serves on the Audit Committee of the Board.

Donna E. Epps, 58, has been a member of the Board since January 11, 2021. Ms. Epps currently serves on the board of Saia, Inc. (NASDAQ: SAIA) (since 2019), where she serves on the audit committee and the nominating and governance committee, and on the board of Texas Roadhouse, Inc. (NASDAQ: TXRH), where she serves as Chair of the audit committee, and as a member of the nominating and governance committee and the compensation committee. Ms. Epps was with Deloitte LLP, a multinational professional services network, for over 30 years. Ms. Epps served as an attest Partner of Deloitte LLP from 1998 through 2003 and as a Risk and Financial Advisory Partner of Deloitte LLP from 2004 until her retirement in 2017. During her time at Deloitte LLP, Ms. Epps helped companies develop and implement proactive enterprise risk and compliance programs, focusing on value protection and creation, and provided attest services and financial advisory services in governance, risk and compliance matters to private and public companies across multiple industries. Ms. Epps is currently a licensed certified public accountant in the State of Texas and a member of the North Texas Chapter of the National Association of Corporate Directors Board. Ms. Epps has served as Chair of the Girl Scouts of Northeast Texas Board since April 2021 and Treasurer and Finance Committee Chair of Readers2Leaders in Dallas, Texas since 2019.

Ms. Epps serves on and is the chairperson of the Audit Committee and also serves on the Nominating and Corporate Governance Committee of the Board.

Karl F. Kurz, 61, has been a member of the Board since April 15, 2022. Mr. Kurz is currently a non-executive Chairman of the board at American Water Works Co., Inc. (NYSE: AWK) and a member of the board at Devon Energy Corporation (NYSE: DVN) where he serves on the Compensation Committee, Governance, Environmental & Public Policy Committee and Reserves Committee. Mr. Kurz previously served on the board of Global Geophysical Services Inc. (NYSE: GGS), SemGroup Corporation (NYSE: SEMG), Western Gas Partners LP (NYSE:WES), WPX Energy Inc. (NYSE: WPX), Chaparral Energy Inc.(private) and Siluria Technologies Inc. (private). Mr. Kurz spent nine years at Anadarko Petroleum Corporation, where he held roles as Chief Operating Officer and Senior Vice President of Northern America Operations, Midstream and Marketing. Mr. Kurz also has extensive private equity experience that includes serving as a senior investment executive at Ares Capital and CCMP Capital Advisors, where he focused on investments in the oil and gas upstream and midstream sectors.

Mr. Kurz serves on the Compensation Committee of the Board.

John R. Norris III, 69, serves as a Co-Chair of the Board and has been a member of the Board since January 11, 2021. Mr. Norris served as a Trustee of the Trust from 2000 to January 11, 2021. Mr. Norris is a member with the law firm Norris & Weber, PLLC (“Norris & Weber”) in Dallas, Texas. Mr. Norris began working with a predecessor firm of Norris &

Weber in 1979 and has stayed with the firm throughout the past 40 years. He has been continuously certified as a legal specialist in estate planning and probate law by the Texas Board of Legal Specialization since 1989. In 1995, he was elected as a Fellow of the American College of Trusts and Estate Counsel, a professional association of lawyers throughout the United States who have been recognized as outstanding practitioners in the laws of wills, trusts, estate planning and administration and related tax planning. Mr. Norris is a member of the State Bar of Texas and the Dallas Bar Association, where he served as Chairman of the Probate, Trust & Estate section in 1995. Mr. Norris was a member of the District 6A Grievance Committee of the State Bar of Texas between 1995 and 2001, serving as its Chairperson between 1998 and 2000.

Eric. L Oliver, 63, has been a member of the Board since January 11, 2021. Mr. Oliver currently serves as the President of SoftVest Advisors, a registered investment adviser that acts as an investment manager for private fund clients. Mr. Oliver additionally serves as the President of HeartsBluff Music Partners, LLC and Carrizo Springs Music Partners, LLC, both of which are registered investment advisers pursuant to an umbrella registration filed by SoftVest Advisors, LLC. Previously, Mr. Oliver was President of Midland Map Company, LLC, a Permian Basin oil and gas lease and ownership map producer from 1997 until its sale in January of 2019 to Drilling- Info, and was Principal of Geologic Research Centers LLC, a log library providing geological data to the oil and gas industry with a library in Abilene, Texas, sold in 2019. Additionally, Mr. Oliver served on the board of Texas Mutual Insurance Company from 2009 until he retired in July 2021. He has also served as a director on the board of AMEN Properties, Inc. (OTC: AMEN) since July 2001 and was appointed Chairman of the Board in September 2002. AMEN Properties directly or indirectly owns certain oil and gas royalty and working interest properties. Furthermore, Mr. Oliver serves on the board of Abilene Christian Investment Management Company, Abilene Christian University’s endowment management company, and is a former member of the Abilene Community Foundation’s investment committee. Mr. Oliver received a B.A. in Chemistry from Abilene Christian University in 1981. Mr. Oliver is the Softvest Designee pursuant to the Stockholders’ Agreement.

Mr. Oliver serves on the Audit Committee of the Board.

Murray Stahl, 69, has been a member of the Board since January 11, 2021. Mr. Stahl is the Chief Executive Officer, Chairman of the Board and co-founder of Horizon Kinetics LLC and serves as Chief Investment Officer of Horizon Kinetics Asset Management LLC, a wholly owned subsidiary of Horizon Kinetics LLC (together, “Horizon Kinetics”). He has over 30 years of investing experience and is responsible for overseeing Horizon Kinetics’ proprietary research and chairs the firm’s investment committee, which is responsible for portfolio management decisions across the entire firm. He is also the Co-Portfolio Manager for a number of registered investment companies, private funds, and institutional separate accounts. Mr. Stahl is the Chairman and Chief Executive Officer of FRMO Corp. (OTC: FRMO) and has been a director since 2001. He is also a member of the board of RENN Fund, Inc. (NYSE: RCG) (since 2017), the Bermuda Stock Exchange, MSRH, LLC, and the Minneapolis Grain Exchange. He was a member of the board of Winland Electronics, Inc. (from 2015 to 2020) and IL&FS Securities Services Limited (from 2008 to 2020). Prior to co-founding Horizon Kinetics, Mr. Stahl spent 16 years at Bankers Trust Company (from 1978 to 1994) as a senior portfolio manager and research analyst. As a senior fund manager, he was responsible for investing the Utility Mutual Fund, along with three of the bank’s Common Trust Funds: The Special Opportunity Fund, The Utility Fund and The Tangible Assets Fund. He was also a member of the Equity Strategy Group and the Investment Strategy Group, which established asset allocation guidelines for the Private Bank. Mr. Stahl is the Horizon Designee pursuant to the Stockholders’ Agreement.

Mr. Stahl serves on the Nominating and Corporate Governance Committee of the Board.

Tyler Glover, 38, has been a member of the Board since January 11, 2021. Mr. Glover serves as TPL’s President and Chief Executive Officer. Mr. Glover served as Chief Executive Officer, Co-General Agent and Secretary of the Trust from November 2016 to January 11, 2021. Mr Glover also currently serves as President and Chief Executive Officer of TPWR, a wholly owned subsidiary of TPL, in which capacity he has acted since its formation in June 2017. Mr. Glover previously served as Assistant General Agent of the Trust from December 2014 to November 2016, and has over 10 years of energy services and land management experience.

Executive Officers

Tyler Glover, 38, serves as TPL’s President and Chief Executive Officer. Biographical information for Mr. Glover is included above.

Chris Steddum, 42, serves as TPL’s Chief Financial Officer since June 1, 2021. Prior to that, Mr. Steddum served as Vice President, Finance and Investor Relations of TPL and also served as Vice President, Finance and Investor Relations of the Trust. Prior to joining the Trust in 2019, Mr. Steddum spent 10 years working in oil and gas investment banking, most recently as a Director at Stifel Financial Corporation from 2016 to 2019, and prior to that served as a Director at GMP Securities from 2014 to 2016.

Micheal W. Dobbs, 50, serves as TPL’s Senior Vice President, Secretary and General Counsel. Mr. Dobbs also served as Senior Vice President and General Counsel of the Trust from August 2020 until January 11, 2021. Prior to joining the Trust, Mr. Dobbs had been a partner at Kelley Drye & Warren LLP.

Significant Employees

Robert A. Crain, 44, serves as Executive Vice President of TPWR, in which capacity he has served since its formation in June 2017. From 2015 to 2017, Mr. Crain was Water Resources Manager with EOG Resources where he led the development of EOG’s water resource development efforts across multiple basins including the Permian and Eagle Ford. During his career, he has successfully developed multiple large-scale water sourcing, distribution and treatment systems across multiple platforms and industries.

Stephanie Buffington, 56, serves as TPL’s Chief Accounting Officer, in which capacity she has served since June 1, 2021. From September 2020 through May 2021, Ms. Buffington served as Vice President of Financial Reporting and from December 2017 through September 2021 served as Director of Financial Reporting. Prior to joining the Company, Ms. Buffington most recently served as Vice President of Financial Reporting at Monogram Residential Trust, Inc., a publicly traded REIT, from 2014 to 2017. Ms. Buffington has over 25 years of public company experience and began her career at KPMG. She is a licensed Certified Public Accountant in the State of Texas.

Matters Relating to Our Governance

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics applicable to all members of the Board, executive officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s corporate website at www.TexasPacific.com. The information contained on our website is not part of this Report. We intend to disclose any amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics by filing a Current Report on Form 8-K with the SEC.

Communication with Directors

The Board is committed to meaningful engagement with stockholders and other interested persons and welcomes input and suggestions. Information regarding how stockholders can contact the Co-Chairs or non-management members of the Board is set forth in our Corporate Governance Guidelines that are posted on our website, www.TexasPacific.com. Stockholders and other interested persons who wish to contact the Board may do so by submitting any communications to the Company by mail at 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201, Attention: Investor Relations.

Board Leadership Structure and Risk Oversight

Mr. Norris and Mr. Barry jointly serve as chairs of the Board (together, the “Co-Chairs”). The Co-Chairs of the Board are independent directors. The Company believes that having an independent chair or independent Co-Chairs of the Board will provide strong leadership for the Board and help ensure critical and independent thinking with respect to the Company’s strategy and performance. Our Chief Executive Officer is also expected to serve as a member of the Board as the management representative. The Company believes this is important to make information and insight directly available to the directors in their deliberations. This structure gives the Company an appropriate, well-functioning balance between non-management and management directors that combines experience, accountability, and effective risk oversight. The duties of the Chair or Co-Chairs are set forth in our Corporate Governance Guidelines, and include chairing Board meetings and meetings of stockholders, except as otherwise provided by our Bylaws, establishing the agenda for each Board meeting, leading executive sessions of the Board (if the Chair or Co-Chairs qualify as independent), having authority to call Board meetings, approving meeting schedules for the Board and information distributed to the Board, consulting with the Nominating and Corporate Governance Committee with regard to the membership and performance evaluations of the Board and committee members, and performing such other duties and responsibilities as requested by the Board.

Our Corporate Governance Guidelines allow for the Chair of the Board and the Chief Executive Officer roles to be filled by a single individual. In the event the Chair does not qualify as independent, the independent directors shall select from among themselves a lead independent director, or only one of the Co-Chairs qualifies as independent, the independent Co-Chair shall also serve the functions of the lead independent director. The duties of a lead independent director are set forth in our Corporate Governance Guidelines, and include chairing Board meetings in the absence of the Chair or Co-Chairs, convening and leading executive sessions of the Board, serving as a liaison between the Chair or Co-Chairs and the independent directors, being available for consultation and director communication with major stockholders as directed by the Board, and performing such other duties and responsibilities as requested by the Board.

The Company believes that risk oversight is the responsibility of the Board as a whole and not solely of any one of its committees. The Board periodically reviews the processes established by management to identify and manage risks and communicates with management about these processes. In addition to these measures, the Audit Committee regularly discusses policies with respect to risk assessment and risk management, the Company’s major litigation and financial risk exposures, compliance, cybersecurity, information technology and the steps management has taken to monitor and control such exposures, and the Compensation Committee oversees risks arising from the Company’s compensation and employee benefits plans, policies and programs for its employees. The Nominating and Corporate Governance Committee, with assistance from the Audit Committee and the Compensation Committee, oversees our ESG program and monitors related risks. The Board, and the various committee chairs, address any issues identified in such discussions and reviews with management as they arise, and monitors actions, procedures or processes implemented in response.

Our General Counsel serves as our chief compliance officer, and periodically reviews the effectiveness of the Company’s compliance programs and responds to, and monitors the status and response to, compliance issues that may arise from time to time. The General Counsel reports to the Chief Executive Officer.

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

Whenever the Nominating and Corporate Governance Committee concludes, based on the reviews or considerations described above or due to a vacancy, that a new nominee to the Board is required or advisable, it will consider recommendations from directors, management, stockholders and, if it deems appropriate, consultants retained for that purpose. In such circumstances, it will evaluate individuals recommended by stockholders in the same manner as nominees recommended from other sources. Stockholders who wish to nominate an individual for election as a director directly, without going through the Nominating and Corporate Governance Committee, must comply with the procedures in the Company’s amended and restated bylaws. The Company’s amended and restated bylaws are provided on our website at www.TexasPacific.com.

Our Board has adopted a “majority vote policy.” Under this policy any nominee for director in an uncontested election who does not receive a majority of the votes cast is required to tender his or her resignation following certification of the stockholder vote. The Nominating and Corporate Governance Committee will consider the tendered resignation and make a recommendation to the Board whether to accept or reject the resignation.

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

Clawback Policy

In 2022, the Company adopted a Clawback Policy in accordance with Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder (collectively, “Section 10D”). In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, the Clawback Policy requires that covered executives must reimburse the Company, or forfeit, any excess incentive compensation received by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement. Executives covered by the Clawback Policy are current and former executive officers, as determined by the Board in accordance with Section 10D and the listing standards of the NYSE. Incentive compensation subject to the Clawback Policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure as defined in Section 10D. The amount subject to recovery is the excess of the incentive compensation received based on the erroneous data over the incentive compensation that would have been received had it been based on the restated results.

Environmental, Social and Governance

Please see our ESG discussion in Item 1. “Business.”

Human Capital

Please see our Human Capital Resources discussion in Item 1. “Business.”

Board of Directors

The Board currently consists of ten (10) directors, nine (9) of whom - Mr. Barry, Mr. Best, Gen. Cook, Ms. Duganier, Ms. Epps, Mr. Kurz, Mr. Norris, Mr. Oliver and Mr. Stahl - are considered “independent” under the rules of the SEC and the NYSE. No director may be deemed independent unless the Board determines that he or she has no material relationship with TPL. Mr. Norris and Mr. Barry are the Co-Chairs of the Board. Given their extensive experience as Trustees of the Trust, Mr. Norris and Mr. Barry are uniquely suited to lead the Board with their deep understanding of the Company’s business and institutional knowledge about the Company. Neither Mr. Norris nor Mr. Barry serves on any committee of the Board; instead, they devote their time and efforts to establishing the Board’s agendas and materials, working with management, coordinating activities with the committees of the Board, and transferring their knowledge of the Company’s business to the other members of the Board.

The Board meets at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended December 31, 2022 (the “Last Fiscal Year”), the Board met ten (10) times and acted one (1) time by unanimous written consent in lieu of holding a meeting. All of the directors attended at least 75% of the total number of meetings held by the Board and of the committees on which they served during the Last Fiscal Year. Each director is also expected to attend the Company’s annual meetings of stockholders.

The Board has three standing committees, consisting of a Nominating and Corporate Governance Committee, an Audit Committee, and a Compensation Committee. Membership in each committee is shown in the following table.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David E. Barry
John R. Norris III
Rhys J. Best			●
Donald G. Cook		●	▲
Barbara J. Duganier	●	▲
Donna E. Epps	▲		●
Tyler Glover
Karl F. Kurz		●
Eric L. Oliver	●
Murray Stahl			●
▲Chair     ● Member

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Donald G. Cook, the chair, Rhys J. Best, Donna E. Epps and Murray Stahl. The committee members have met the independence requirements for service on the Nominating and Corporate Governance Committee in accordance with rules of the NYSE. The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending individuals qualified to become members of the Board, and for overseeing corporate governance matters. During the Last Fiscal Year, the Nominating and Corporate Governance Committee held seven (7) meetings.

The Board has adopted the Nominating and Corporate Governance Committee Charter which is provided on the Company’s corporate website at www.TexasPacific.com.

Audit Committee and Audit Committee Financial Expert

The Audit Committee consists of Donna E. Epps, the chair, Barbara J. Duganier and Eric L. Oliver. The Board has determined that both Ms. Epps and Ms. Duganier are “audit committee financial experts,” as defined by the rules of the SEC. The biographies of Ms. Epps and Ms. Duganier have been provided above. Additionally, the members of the Audit Committee meet the independence requirements for service on the Audit Committee in accordance with the rules of the NYSE and Section 10A(m)(3) of the Exchange Act.

The Audit Committee is responsible for, among other things, ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, pre-approval of work, compensation, and oversight of the auditors. During the Last Fiscal Year, the Audit Committee of the Company held five (5) meetings.

The Board has adopted an Audit Committee Charter which is provided on the Company’s corporate website at www.TexasPacific.com.

Compensation Committee

The Compensation Committee consists of Barbara J. Duganier, the chair, Donald G. Cook, and Karl F. Kurz. The Board has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and that they qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The primary function of the Compensation Committee is to review, approve and recommend corporate goals and objectives relevant to compensation of TPL’s Named Executive Officers (as defined below), reviewing and approving TPL’s compensation plans and reviewing and making recommendations regarding compensation for non-employee directors. During the Last Fiscal Year, the Compensation Committee held eight (8) meetings.

The Board has adopted a Compensation Committee Charter which is provided on the Company’s corporate website at www.TexasPacific.com.

Ad Hoc Committees

From time to time, the Board constitutes ad hoc committees, the membership, duties and compensation, if any, of which are determined by the Board.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides information on the compensation arrangements for each of TPL’s Chief Executive Officer, Chief Financial Officer and up to three other most highly compensated individuals who were serving as an executive officer at the end of the Last Fiscal Year, and up to two other individuals who would have been included as other most highly compensated individuals but were not serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executive Officers”). The compensation disclosures below reflect Fiscal Year 2022.

For Fiscal Year 2022, the following officers represented our Named Executive Officers:

•Tyler Glover, our President and Chief Executive Officer

•Chris Steddum, our current Chief Financial Officer

•Micheal W. Dobbs, our Senior Vice President, Secretary, and General Counsel

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

Business and Financial Performance 2022 Highlights

•Net income of $446.4 million, or $57.80 per share (basic) and $57.77 (diluted)

•Revenues of $667.4 million

•Adjusted EBITDA(1) of $591.8 million

•Royalty production of 21.3 thousand barrels of oil equivalent per day

•Total cash dividends of $32.00 per share paid during 2022 (comprised of a $20.00 per share special dividend and $12.00 per share in regular dividends)

•Published annual update of ESG disclosure, including metrics for 2021

(1)    Reconciliations of Non-GAAP measures are provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Performance Measures.”

Key Aspects of 2022 Design

In 2022, the Compensation Committee used a newly designed compensation program to better align with typical C-corporation practices, which include:

•A more structured annual incentive program including pre-established metrics and goals;

•Equity compensation with three year vesting periods, including both performance-based and time-based vesting elements; and

•Common corporate governance features such as stock ownership guidelines.

The Compensation Committee consulted with Meridian Compensation Partners, LLC (“Meridian”), its independent compensation consultant, to review typical practices within the Reference Group (as defined below) to consider potential changes to TPL’s compensation program. The redesign was intended to meet the following objectives:

•Align executives’ financial interests more closely with stockholders;

•Tie executive compensation more with long-term performance (both stock price and financial performance) incorporating greater risk into the awards, while relying less on discretionary compensation;

•Incorporate long-term vesting periods to help ensure continuity of the management team;

•Enhance the structure of the program to create more transparency for participants and stockholders about how outcomes are determined and increase the risk profile of the program;

•Meet common governance standards for public companies, and assess and control the program to avoid creating undue risk or encouraging excessive risk-tasking by executives; and

•Ensure a competitive compensation program.

As part of the redesign and in connection with the new availability of equity compensation pursuant to the 2021 Incentive Plan, the Compensation Committee reduced the annual cash incentive targets for each of our officers and incorporated long-term equity-based incentive compensation to more closely align with practices within the Reference Group. We believe that our program, including awards under the 2021 Incentive Plan, has an appropriate balance of risk and reward in relation to our overall business strategy and that the balance of compensation elements discourages excessive risk-taking.

We have maintained this general structure for 2023.

Decision-Making Process

Compensation Philosophy and Approach

TPL’s 2022 executive compensation program was designed to recruit and retain an executive team and to reward performance in achieving TPL’s goals of protecting and maintaining the assets of TPL. The 2022 executive compensation program consisted principally of a salary, an annual cash bonus (sometimes referred to as awards under a non-equity incentive plan commencing in 2022), and share-based compensation. Base salaries provide our Named Executive Officers with a steady income stream that is not contingent on TPL’s performance. Differences in salary for the Named Executive Officers may reflect the differing responsibilities of their respective positions, the differing levels of experience of the individuals and internal pay-equity considerations. The cash bonus allows the Compensation Committee flexibility to recognize and reward the Named Executive Officers’ contributions to TPL’s performance in any given year. Salaries are reviewed annually, and salary adjustments and the amounts of cash bonuses are determined by the Compensation Committee and the Board, as applicable, based upon an evaluation of the Named Executive Officer’s performance and contributions, as well as overall performance of the Company, against the goals and objectives of TPL in accordance with the relevant employment agreements in effect, as applicable. Share-based compensation awards link pay to performance and aligns executive officers’ interests with those of the Company and its stockholders over the long term. See “Employment Agreements” below. In accordance with the employment agreements, final bonus amounts for a completed year are expected to be finalized during the first quarter of the following year.

As part of its compensation program, TPL maintains both a qualified defined benefit pension plan and a qualified defined contribution plan which are both available to employees generally, as well as to the Named Executive Officers. These plans are designed to assist employees in planning for their retirement.

Consideration of 2022 Say on Pay Vote

At our November 2022 stockholder meeting, the majority of our stockholders voted to approve our executive compensation program, with approximately 71% approval among votes cast. The Compensation Committee viewed this as support of its approach and philosophy and as a basis for continuing with the program described in this CD&A for 2022.

Role of the Committee

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

In establishing the Named Executive Officers’ compensation for 2022, the Compensation Committee Chair and the full Compensation Committee met multiple times, including with management and/or the Compensation Committee’s independent compensation consultant, to review market practices, evaluate potential alternatives, and determine appropriate metrics and goals.

Role of Management

Our CEO, Mr. Glover, provided recommendations for compensation for his direct reports. Additionally, the management team provided the Compensation Committee with financial performance information to assist with the assessment of company and individual performance in determining the bonuses for 2022. The Compensation Committee considered this information in its decision-making process. No member of management participated in discussions relating to his or her own compensation.

Role of the Independent Consultant

In May 2021, after a competitive bid process pursuant to which several compensation consultants were considered, the Compensation Committee selected Meridian as its new independent compensation consultant to assist the Compensation Committee in fulfilling its responsibilities related to the oversight of TPL Corporation’s executive officer and non-employee director compensation. The Compensation Committee determined that Meridian was independent from management based upon the consideration of various relevant factors, including that Meridian did not provide any services to TPL except advisory services to the Compensation Committee, and that Meridian had and adhered to policies and procedures that were designed to prevent conflicts of interests.

The independent compensation consultant advises the Compensation Committee in the development of pay strategies regarding our executive officers, including our CEO, and non-employee directors. The Compensation Committee reviews and discusses matters involving executive officer and non-employee director compensation. Following this review, the Compensation Committee makes a determination and/or recommendation to the Board, as applicable under the Compensation Committee’s charter, regarding, among other things (a) the compensation of the CEO and the compensation of executive officers other than the CEO, in each case including salary, bonus, benefits, incentive awards and perquisites, and (b) compensation for TPL’s non-employee directors.

Benchmarking Process

Determining the 2022 Compensation Program

As described below, the Compensation Committee asked Meridian to review market data as part of the process of establishing 2022 compensation for our Named Executive Officers, which included transitioning to a more equity-based compensation program. As part of this process, the Compensation Committee noted that TPL is a unique organization in a number of ways:

•It is the largest publicly-traded mineral royalty focused organization, with a market capitalization more than double the next largest publicly-traded mineral royalty focused organization;

•Unlike most mineral royalty focused organizations, TPL also owns and manages a large amount of surface rights;

•These surface rights allow the creation of additional business lines, such as our Surface Leases, Easements and Material (referred to as “SLEM”) and water businesses;

•TPL’s legacy assets carry zero basis on the balance sheet; and

•TPL’s financial profile is unusual with no debt, limited book assets, and high margins. TPL also returns a significant portion of its cash flow to stockholders through dividends and share repurchases.

As a result of these unique characteristics, TPL does not have any close peers. Instead of reviewing peer group market data, the Compensation Committee asked Meridian to review compensation for a group of comparable reference companies (the “Reference Group”). The Reference Group (listed below) represents companies which operate in ancillary businesses such as royalty companies, midstream companies, E&P companies, and real estate investment trusts that have business lines similar to TPL and are similar in market capitalization, enterprise value, and/or Adjusted EBITDA.

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
Lexington Realty Trust

Market data from this Reference Group, plus additional broad survey data from general industry and the E&P industry, was used by the Compensation Committee as a reference to help determine the 2022 compensation program design and individual pay levels as well as in determining the 2022 compensation, which is described below. During 2022, in preparation for decisions regarding 2023 compensation, the Compensation Committee updated the components of the Reference Group to focus on the unique dynamics of the oil & gas industry by removing the Real Estate Investment Trust companies and adding additional Royalty, Midstream, and E&P Companies, including Sitio Royalties Corp (Royalty), Kimbell Royalty Partners (Royalty), Magellan Midstream Partners (Midstream), Equitrans Midstream Corporation (Midstream), Southwestern Energy (E&P), and Range Resources (E&P).

2022 Compensation Program

TPL’s 2022 executive compensation program was designed to reward performance in achieving TPL’s goals of protecting and maintaining the assets of TPL as detailed below.

Base Salaries

Our Named Executive Officers receive a base salary to provide a competitive level of fixed compensation based on each individual’s role, experience, qualifications, and individual performance. The base salaries as of the end of 2022 for our Named Executive Officers were as follows:

Named Executive Officer	Base Salary as of December 31, 2022
Tyler Glover	$850,000
Chris Steddum	$475,000
Micheal W. Dobbs	$400,000

The base salaries for Mr. Glover, Mr. Steddum, and Mr. Dobbs were unchanged from 2021.

2022 Annual Incentive Targets

As part of the compensation program redesign for 2022, the Compensation Committee reduced the annual cash incentive targets for each of our officers and established goals and metrics for the annual incentive cash bonus. Each of the executive officers had a target bonus expressed as a percentage of salary established based on references to market data as described above. The target bonuses as a percentage of salary for each of our Named Executive Officers for 2022 were as follows:

Named Executive Officer	2022 Target Bonus as a % of Salary
Tyler Glover	110%
Chris Steddum	90%
Micheal W. Dobbs	75%

These were substantially reduced from their target bonus opportunity in 2021.

The Committee also established a more structured annual incentive program, with goals tied to key metrics for the company. For 2022, the metrics included two financial metrics (Adjusted EBITDA Margin % and Free Cash Flow/share (FCF/share)) as well as several strategic objectives, as outlined below.

2022 Annual (Short-Term) Incentive Program Summary

Metric	Weight	Rationale
Adjusted EBITDA Margin %	37.5%	TPL has one of the highest Adjusted EBITDA margins of any company in the oil and gas industry and maintaining high margins is a high priority for the management team.
FCF per share	37.5%	Generating FCF is a high priority for TPL, which enables greater returns to stockholders in the form of dividends and share repurchases.
Strategic Objectives	25%	These objectives were established based on key strategic priorities to ensure long-term success, such as safety, ESG progress, increasing use of TPL’s land, SLEM, and water services, and leveraging TPL’s land to explore other non-oil and gas revenue streams.

Goals for each of the 2022 metrics were established at the beginning of 2022, based on expectations for the year. The Threshold, Target, and Maximum level of performance for each financial metric are outlined below. At Threshold, Target, and Maximum performance levels, 50%, 100%, and 200% of the target bonus would be earned, respectively, for each metric.

Metric	Weighting	Threshold	Target	Maximum	Actual Results Adjusted for Commodity Price Cap
Adjusted EBITDA Margin %	37.5%	84.0%	86.0%	87.5%	88.1%
FCF per share	37.5%	$38.00	$45.00	$51.00	$55.37

TPL’s performance against the pre-established financial goals can be heavily influenced by the impact of changes in commodity prices. To mitigate this impact, the Committee implemented a commodity adjustment calculation, which uses a collar on commodity prices. Within the collar range, no adjustment is made for commodity prices. If commodity prices fall below or rise above the collar range, a floor or cap on prices is applied. This provides our management team with some exposure to commodity price, in line with our stockholders, but limits the exposure with significant changes in commodity prices. In 2022, the collar for commodity prices ranged from $42.37 per Boe to $56.95 per Boe. Actual realizations were $60.81 per Boe, so financial performance for purposes of calculating annual incentive results was capped assuming a $56.95 per Boe price for determining adjusted EBITDA margin and FCF per share.

Based on final financial results, TPL exceeded the Maximum level on both of the financial metrics, earning 200% of target on each of these metrics.

The Compensation Committee also established strategic objectives for the year which were intended to encourage our management team to take action to improve TPL’s long-term opportunities for success, but which didn’t directly impact financial results in 2022. These objectives are outlined below.

Strategic Objectives	Results
10% reduction in dyed diesel fuel usage vs. 2021	39% reduction in dyed diesel fuel usage vs. 2021
Improve safety culture through increased safety observations, company-wide safety trainings, and implementing electronic incident management systems	Zero spills or recordable incidents. completed company-wide safety training, and implemented electronic incident management system
Maintain market share capture for SLEM and water services	Maintained TPL’s market share for SLEM and water services
Secure agreements or contracts pertaining to future non-oil & gas revenues	Signed agreements for bitcoin mining, carbon capture, and battery and solar developments, with limited capital outlay

Based on these results, the Committee scored the Strategic Objectives at 100% of target.

This resulted in bonuses earned at 175% of target for each of the Named Executive Officers, as outlined below:

Named Executive Officer	Actual Bonus for 2022
Tyler Glover	$1,636,250
Chris Steddum	$748,125
Micheal W. Dobbs	$525,000

2022 Long-Term Incentive Program

As part of the program redesign of 2022, the Compensation Committee implemented a long-term incentive plan for key employees at TPL, including Named Executive Officers. The goals of the long-term incentive plan include:

•Align executives’ financial interests with stockholders.

•Tie executive compensation with long-term performance.

•Create a retention incentive through a substantial forfeitable balance with long-term vesting.

•Provide a competitive compensation program aligned with typical company practices.

To meet the objectives of the program, the Committee established a long-term incentive program for the Named Executive Officers that uses a combination of Performance Share Units (PSUs) and Restricted Stock Units (RSUs). Each of the primary vehicles are summarized in the table below and described in more detail later in this section.

Vehicle	Weight	Rationale
PSUs Tied to Relative Total Stockholder Return (“RTSR”) against the XOP Index	25%	Earned if TPL performs well against a broad group of energy companies included in the XOP index. The maximum amount can only be earned if TPL is in the top 10% of this index.
PSUs Tied to 3-year Cumulative FCF per Share	25%	Earned if TPL meets pre-established goals for generating FCF over the three-year performance period. Generating FCF enables greater returns to stockholders in the form of dividends and share repurchases.
Time-Based Restricted Stock Units (RSUs)	50%	Increases alignment between executives’ interests and stockholders through share ownership of our executive team. Encourages continuity of the management team due to long-term (three-year) vesting provisions.

Performance Share Units (PSUs)

PSUs comprise 50% of our Named Executive Officers long-term incentive compensation. The PSUs create alignment between our executive officers and our long-term performance as measured by RTSR against a broad energy industry index (50% of PSUs) and the generation of Free Cash Flow per share over a 3 year period (50% of PSUs). These awards vest, if at all, at the end of a three year performance period.

The RTSR PSUs are intended to measure the performance of TPL’s stock against a broad set of energy industry companies included in the XOP index. Measuring RTSR against this group helps mitigate the impact of commodity price swings on the measurement of our performance. While TPL does not have any direct peers, the broad XOP index comprises many of our customers and other companies that are similarly-impacted by commodity prices.

The RTSR PSUs can be earned between 0% and 200% of the targeted number of shares based on our RTSR percentile ranking against the constituents of the XOP index as follows:

Percentile Rank	Shares Earned as a % of Target (1)
90th or above	200%
70th	150%
50th	100%
25th	25%
< 25th	—%

(1)Payouts are interpolated between the points in the table.

RTSR is measured using an average closing price at the beginning and end of the performance period. In the case of the 2022 awards, the average closing price of January 2025 will be compared against the average closing price during January 2022 with the addition of reinvested dividends from February 1, 2022 to January 31, 2025.

The FCF PSUs measure our cumulative FCF/share against our initial targets over a three-year period. If the Company is able to outperform and generate greater FCF, it will enable an increase in returns to stockholders through dividends and share repurchases. By measuring FCF on a per share basis, it requires our management team to ensure any dilution to our stockholders results in sufficiently greater FCF on an absolute basis.

The FCF PSUs can be earned between 0% and 200% of the targeted number of shares based on cumulative FCF per share as follows:

Performance Level	Cumulative 3 Year FCF/Share	Shares Earned as a % of Target (1)
Maximum	$150/Share	200%
Target	$127.50/Share	100%
Threshold	$105/Share	25%
Below Threshold	<$105/Share	—%

(1)Payouts are interpolated between the points in the table.

Restricted Stock Units (RSUs)

RSUs comprise the other 50% of our Named Executive Officers’ long-term incentive compensation. Regular grants of RSUs are intended to help build an ownership stake in TPL, thereby aligning the executives with TPL stockholders. The RSUs serve as a retention tool by creating a substantial forfeitable stake in the Company. The RSUs vest based on continued service to TPL at a rate of 33%/year, beginning with the first anniversary of the grant date.

2022 Long-Term Incentive Grants

At the beginning of 2022, the Committee established target long-term incentive grant levels for each of its Named Executive Officers based on a review of market data from the reference group and consideration of other factors such as experience and expertise, individual and company performance, and potential competitive opportunities for each of our Named Executive Officers. The target long-term incentive grant levels were established as a percentage of salary and converted into a number of shares based on the stock price on the grant date of $1,105.45 per share (the closing price of our Common Stock on the date the awards were granted). The February 2022 awards are summarized in the table below:

Name and Position	Base Salary	Target LTI as % of Base Salary	Target LTI Dollar Amount (1)	Number of PSUs (at Target)	Number of RSUs
Tyler Glover	$850,000	325%	$2,762,500	1,250	1,250
Chris Steddum	$475,000	240%	$1,140,000	516	516
Micheal W. Dobbs	$400,000	175%	$700,000	318	317

(1)The Target LTI Dollar Amount does not match the accounting values in the Summary Compensation Table as the accounting value of the RTSR PSUs reflects a Monte Carlo valuation.

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

•Other Executive Officers – 1x base salary

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

We have a Clawback Policy that requires covered executives to reimburse the Company, or forfeit, any excess incentive compensation received by them during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement. The Clawback Policy is discussed further under “Matters Relating to Our Governance” above.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Named Executive Officers:

Name and Position	Year	Salary	Bonus (1)	Stock Awards (2)	Non-Equity Incentive Plan (3)	Change in Actuarial Present Value of Accumulated Benefits (4)	All Other Compensation(5)(6)	Total
Tyler Glover	2022	$850,000	$—	$3,766,469	$1,636,250	$—	$32,700	$6,285,419
President and Chief Executive Officer	2021	$850,000	$2,550,000	$1,500,848	$—	$37,183	$31,800	$4,969,831
	2020	$850,000	$2,040,000	$—	$—	$85,166	$31,500	$3,006,666

Chris Steddum	2022	$475,000	$—	$1,554,798	$748,125	$—	$18,300	$2,796,223
Chief Financial Officer(7)	2021	$464,769	$1,068,750	$900,008	$—	$32,017	$17,400	$2,482,944
	2020	$450,000	$573,750	$—	$—	$17,223	$10,318	$1,051,291

Micheal W. Dobbs	2022	$400,000	$—	$957,084	$525,000	$24,285	$18,000	$1,924,369
Senior Vice President, Secretary and General Counsel (8)	2021	$400,000	$600,000	$500,700	$—	$—	$12,000	$1,512,700
	2020	$166,667	$266,666	$—	$—	$—	$—	$433,333

(1)Represents the bonus amount approved by the Compensation Committee, with respect to all Named Executive Officers for 2021 and 2020, and the Trustees with respect to Mr. Dobbs for 2020. Bonuses for 2021 and 2020 were accrued as of the respective year end and were paid and/or expected to be paid on or before March 15 of the applicable year. Mr. Steddum’s 2021 bonus amount includes a $50,000 promotion bonus that was paid during 2021. Mr. Dobbs’ 2020 bonus amount includes a $100,000 sign-on bonus that was paid during 2020.

(2)Amounts reflect rounding up to full shares upon conversion of approved dollar-denominated awards.

(3)Amounts consist of cash bonuses approved by the Compensation Committee, with respect to all Named Executive Officers for 2022, discussed above under 2022 Annual (Short-Term) Incentive Program Summary. Bonuses for 2022 were accrued as of December 31, 2022 and expected to be paid on or before March 15, 2023.

(4)Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under TPL’s pension plan over the prior year. For further information regarding TPL’s pension plan, see Note 6, “Pension and Other Postretirement Benefits” in our consolidated financial statements included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.” The reported amounts for 2022 reflect the aggregate change in the actuarial present value for accumulated benefits from December 31, 2021 to December 31, 2022. For this period, the actuarial present value of accumulated benefits decreased by $122,716 for Mr. Glover and decreased by $7,421 for Mr. Steddum, and as amounts are negative, are reported as zero in the table.

(5)The amount presented includes contributions by TPL to the account of the Named Executive Officer under the Company’s defined contribution retirement plan.

(6)The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in the table because the amount was below the SEC’s $10,000 threshold for disclosure except for Mr. Glover, whose perquisites consisted of $14,400 in automobile allowance for 2022, 2021, and 2020.

(7)Mr. Steddum became Chief Financial Officer effective June 1, 2021. Mr. Steddum became eligible for TPL’s defined benefit plan during 2020 but had not earned a benefit as of December 31, 2020.

(8)Mr. Dobbs joined TPL as Senior Vice President and General Counsel effective August 3, 2020. Mr. Dobbs became eligible for TPL’s defined benefit plan on January 1, 2022.

Grants of Plan Based Awards

The following table sets forth certain information concerning equity awards granted to our Named Executive Officers during the Last Fiscal Year:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (in units) (1)	Target (in units) (1)	Maximum (in units) (1)
Tyler Glover
	Bonus		$467,500	$935,000	$1,870,000
	RTSR PSU	February 11, 2022				156	625	1,250		$1,002,844
	FCF PSU	February 11, 2022				156	625	1,250		$690,906
	RSU	February 11, 2022							1,250	$1,381,813

Chris Steddum
	Bonus		$213,750	$427,500	$855,000
	RTSR PSU	February 11, 2022				65	258	516		$413,974
	FCF PSU	February 11, 2022				65	258	516		$285,206
	RSU	February 11, 2022							516	$570,412

Micheal W. Dobbs
	Bonus		$150,000	$300,000	$600,000
	RTSR PSU	February 11, 2022				40	159	318		$255,123
	FCF PSU	February 11, 2022				40	159	318		$175,767
	RSU	February 11, 2022							317	$350,428

(1)    These PSUs will vest three years after grant if certain performance metrics are met. For further discussion of performance metrics, see Note 7 “Share-Based Compensation” in our consolidated financial statements included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”

(2)    These RSUs will vest in one-third increments over a three-year period. For further discussion, see Note 7 “Share-Based Compensation” in our consolidated financial statements included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”

(3)    For RSUs and FCF PSUs, grant date fair value is based upon the closing stock price on the grant date. For RTSR PSUs, grant date fair value is determined using a Monte Carlo simulation model. Grant date fair value reflected in the table is based upon target units for both FCF PSUs and RTSR PSUs.

The following table sets forth certain information concerning outstanding equity awards of our Named Executive Officers at the end of the Last Fiscal Year. All outstanding stock awards reported in this table represent restricted stock awards, restricted stock units and performance stock units that vest as described in the footnotes to the table. At the end of the Last Fiscal Year, no options or stock appreciation rights awards have been granted under TPL’s long term incentive plan.

		Outstanding Equity Awards at December 31, 2022
		Stock Awards
Name	Award Type	Number of Shares or Units of Stock that have Not Vested (#) (1)	Market Value of Shares or Units of Stock that have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($) (4)
Tyler Glover
	RSA	480	$1,125,230
	RSU	1,250	$2,930,288
	RTSR PSU			625 (3)	$2,628,513
	FCF PSU			1,250 (4)	$2,930,288

Chris Steddum
	RSA	288	$675,138
	RSU	516	$1,209,623
	RTSR PSU			258 (3)	$1,085,050
	FCF PSU			516 (4)	$1,209,623

Micheal W. Dobbs
	RSA	160	$375,077
	RSU	317	$743,121
	RTSR PSU			159 (3)	$668,694
	FCF PSU			318 (4)	$745,465

(1)    Vesting of RSAs and RSUs will occur as follows:

	RSU	RSA	RSU	RSU
	February 11, 2023	December 29, 2023	February 11, 2024	February 11, 2025
Tyler Glover	416	480	416	418
Chris Steddum	172	288	172	172
Micheal W. Dobbs	105	160	105	107

(2)    The market value for RSAs and RSUs is calculated based upon the closing price of our Common Stock of $2,344.23 per share as of December 31, 2022.

(3)    The RTSR PSUs will vest three years after grant if certain performance metrics are met. Numbers presented represent number of target units. For further discussion of performance metrics, see ”2022 Compensation Program” above. Fair value determined using a Monte Carlo simulation model, was updated as of December 31, 2022, and is $4,205.62 per share.

(4)    The FCF PSUs will vest three years after grant if certain performance metrics are met. Numbers presented represent maximum number of units based upon probability analysis that as of December 31, 2022 the maximum levels will be achieved at the end of the three year measurement period. Fair value at December 31, 2022 is based on the closing stock price of $2,344.23 per share as of December 31, 2022.

The following table presents information concerning the vesting of stock, consisting of shares of restricted stock, for our Named Executive Officers during the fiscal year ended December 31, 2022.

		Stock Awards Vested During Year Ended December 31, 2022
Name	Award Type	Number of Shares Acquired on Vesting	Value Realized on Vesting
Tyler Glover	RSA	719	$1,676,248
Chris Steddum	RSA	431	$1,004,816
Micheal W. Dobbs	RSA	240	$559,526

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Tyler Glover	Restated Texas Pacific Land Corporation Employees' Pension Plan	10.0	$129,978	$—
Chris Steddum	Restated Texas Pacific Land Corporation Employees' Pension Plan	2.5	$41,819	$—
Micheal W. Dobbs	Restated Texas Pacific Land Corporation Employees' Pension Plan	1.0	$24,285	$—

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

As of December 31, 2022, the annual accrued normal retirement benefits are estimated to be $43,050 for Mr. Glover, $11,000 for Mr. Steddum, and $4,463 for Mr. Dobbs.

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

Pay Ratio Disclosure

For purposes of calculating the 2022 ratio of the median annual total compensation of all employees to the total annual compensation of the Chief Executive Officer, TPL included base salary, annual bonus amounts, equity compensation, if any, and all other amounts deemed compensation in its calculation of annual total compensation. We used December 31, 2022 as the measurement date. Base salary amounts were annualized for any employee who had less than a full year of service during 2022. Total compensation for Mr. Glover, the Chief Executive Officer, was determined to be $6,285,419 and was approximately 38 times the median annual compensation of all of our employees, excluding the Chief Executive Officer, of $164,123. For purposes of this calculation, the Company had 98 employees, excluding the Chief Executive Officer.

Employment Agreements

Mr. Glover

On August 8, 2019, the Trust entered into an employment agreement (the “Employment Agreement”) with Mr. Glover, its General Agent and Chief Executive Officer (the “Glover Agreement”). The Employment Agreement was effective as of July 1, 2019.

In connection with the Corporate Reorganization, the Company entered into an amended and restated agreement with Mr. Glover, described below.

Under the Employment Agreement, Mr. Glover received a base salary of $800,000 per annum, subject to annual review, and was eligible for an annual cash bonus of up to 300% of such base salary for achievement of specified performance targets, except that the cash bonus for the calendar year 2019 was at least 100% of the cash bonus paid with respect to 2018, as established by the Nominating, Compensation and Governance Committee of the Trust. Until the Trust or the Company established an equity compensation plan, Mr. Glover was required to use at least 25% of his cash bonus (net of estimated taxes) to purchase Sub-shares or Common Stock. The term of the Glover Agreement ended on December 31, 2020, with automatic one (1) year extensions unless notice not to renew was given at least 120 days prior to the relevant end date.

The Glover Agreement provided for payment of severance benefits if Mr. Glover’s employment was terminated by the Trust without cause or by the officer for good reason, provided that the officer executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits included (i) accrued but unpaid bonuses and vested long-term incentive benefits (ii) a pro rata bonus for the year of termination (if such termination occurs after the first calendar quarter), (iii) up to 18 months of COBRA premiums for continued group health, dental and vision coverage for the officer and his dependents, paid for by the Trust, and (iv) if such termination occurred during the first 15 months of the term, an amount equal to two times the average of his base salary and cash bonus for the preceding two years, which amount would be reduced to one times such average for the preceding year if such termination occurred after the first 15 months of the term. If the officer’s employment was terminated by the Trust without cause, by the officer for good reason, or upon failure of the Trust to renew the term of the Agreement, in all such cases, within 24 months following a change in control of the Trust as defined in the Agreements, then, in lieu of the amount specified in clause (iv), the officer was entitled to an amount equal to 2.99 times the greater of (a) the average of his base salary and cash bonus for the two years preceding the change in control and (b) his base salary and target cash bonus for the year of the change in control. If the officer’s employment terminated due to death or disability, he would be entitled to the benefits described in clauses (i) and (ii) above. The officer would also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses following termination of employment for any reason.

The Glover Agreement provided that Mr. Glover was entitled to participate in all benefit plans provided to the Trust’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Trust, as well as in any long-term incentive program established by the Trust. It also provided for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

The Glover Agreement contained restrictive covenants prohibiting the officer from disclosing the Trust’s confidential information at any time, from competing with the Trust in specified counties where the Trust does business during his employment, subject to certain exceptions, and for one year thereafter (or six months thereafter if he terminates his employment voluntarily without good reason), and from soliciting the Trust’s clients, suppliers and business partners during his employment and for one year thereafter.

As noted above, effective upon the Corporate Reorganization on January 11, 2021, the Company entered into an amended and restated employment agreement with Mr. Glover to (i) confirm the assumption by the Company of the obligations of the Trust under the Glover Agreement and (ii) to reflect the increase in base salary for Mr. Glover to $850,000 and the change of the end of the term of the Glover Agreement to December 31, 2021. The amended and restated employment agreement is otherwise identical in all material respects to the Glover Agreement.

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

The following table sets forth information concerning compensation paid to the board of directors during the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Total
John R. Norris III	$145,000	$106,154	$251,154
David E. Barry	$145,000	$106,154	$251,154
Rhys J. Best (2)	$87,946	$76,037	$163,983
Donald G. Cook	$144,247	$106,154	$250,401
Barbara J. Duganier	$150,843	$106,154	$256,997
Donna E. Epps	$155,843	$106,154	$261,997
Karl F. Kurz (3)	$91,748	$76,037	$167,785
Dana F. McGinnis (4)	$55,000	$—	$55,000
Eric L. Oliver	$115,000	$106,154	$221,154
Murray Stahl	$115,000	$106,154	$221,154

(1)    From time to time, the Board constitutes ad hoc committees and determines whether any, and if so how much, compensation is paid for such service. Any such payments made to directors during the year ended December 31, 2022 are reflected in the “Fees Earned or Paid in Cash” column of the table above.

(2)    Mr. Best joined the Board effective April 15, 2022.

(3)    Mr. Kurz joined the Board effective April 15, 2022.

(4)    Mr. McGinnis resigned the Board effective March 28, 2022.

On an annual basis, all non-employee directors receive a base retainer of $210,000, of which half is paid in cash and half is paid in shares of Common Stock unless otherwise determined by the Company, valued at the closing price of the Common Stock on the NYSE on the date of grant of January 1 of each year, and vesting on the first anniversary of grant. Commencing January 1, 2023, the stock portion of the annual retainer fee was increased to $125,000 (and the cash portion remained at $105,000). In addition, non-employee directors receive the following amounts for additional Board and committee service: $40,000 for Board co-chair, $10,000 for committee service (per committee), $10,000 for Audit Committee chair, $5,000 for Nominating and Corporate Governance Committee Chair, and $5,000 for Compensation Committee Chair. Commencing January 1, 2023, the additional amount for Board co-chair service was increased to $50,000. Directors serving in multiple leadership roles receive incremental compensation for each role, including that committee chairs receive both the committee service fee plus the specified amount for chairing such committee. Directors are not expected to receive additional compensation for attending regularly scheduled Board or committee meetings. For less than full years of service, the compensation paid to the non-employee directors will be prorated based on the number of days of service.

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

Compensation Committee Interlocks and Insider Participation

Prior to our Corporate Reorganization effective January 11, 2021, each of the Trustees was a member of the Nominating, Compensation and Governance Committee of the Trustees. None of the Trustees was an officer or employee of TPL. None of the Trustees had any relationship requiring disclosure by the Trust pursuant to Item 404 of Regulation S-K. There are no interlocking relationships requiring disclosure by the Trust pursuant to Item 407(e)(4)(iii) of Regulation S-K. Our Compensation Committee consists of Ms. Duganier, Gen. Cook and Mr. Kurz. None of Ms. Duganier, Gen. Cook and Mr. Kurz, the members of the Compensation Committee, was an officer or employee of TPL during the Last Fiscal Year or had any relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K. There are no interlocking relationships requiring disclosure by the Company pursuant to Item 407(e)(4)(iii) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Item 11 with management and, based on such review and discussion, recommended that it be included in this Report.

Barbara J. Duganier, Chair
Donald G. Cook
Karl F. Kurz

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2022, regarding the shares of our Common Stock authorized for issuance under our equity compensation plans.

Plan	Number of shares of Common Stock issuable upon exercise of outstanding options, warrants or rights	Weighted average of exercise price of outstanding	Number of shares of Common Stock remaining available for future issuance
Texas Pacific Land Corporation 2021 Incentive Plan approved by stockholders	—	—	61,270
Texas Pacific Land Corporation 2021 Director Stock and Deferred Compensation Plan approved by stockholders	—	—	9,301
Equity compensation plans not approved by stockholders	—	—	—

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

Security Ownership of Certain Beneficial Owners

The following table shows all holders known to The Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock as of February 14, 2023:

Name and Address	Number of Securities Beneficially Owned	Percent of Class
Horizon Kinetics LLC (1) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,429,929	18.6%
The Vanguard Group (2) 100 Vanguard Blvd. Malvern, Pennsylvania 19355	631,365	8.2%
BlackRock, Inc. (3) 55 East 52nd Street New York, New York 10055	430,401	5.6%

(1)The information set forth is based on Amendment No. 2 to Schedule 13D (the “Schedule 13D”) filed on January 27, 2023 by Horizon Kinetics Asset Management LLC (“Horizon”), a wholly owned subsidiary of Horizon Kinetics LLC (collectively, “Horizon Kinetics”). Horizon Kinetics, through its registered investment adviser, Horizon, acts as a discretionary investment manager on behalf of its clients, who maintain beneficial interest in TPL. Murray Stahl, CEO and CIO of Horizon Kinetics, is a director of TPL. The number of shares beneficially owned excludes shares held by portfolio managers and other employees of Horizon personally.

(2)The information set forth is based on Amendment No. 1 to Schedule 13G filed on February 9, 2023 by The Vanguard Group.

(3)The information set forth is based on the Schedule 13G filed on February 10, 2023 by BlackRock, Inc.

Stock Ownership Information for Directors and Officers

The following table shows the number of shares of Common Stock beneficially owned directly or indirectly as of February 14, 2023 by our current directors, Named Executive Officers, and our directors and current executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Ownership		Percent of Class
Directors and Named Executive Officers:
David E. Barry	442		*
Rhys J. Best	106		*
Donald G. Cook	149		*
Barbara J. Duganier	139		*
Donna E. Epps	139		*
Karl F. Kurz	106		*
John R. Norris III	1,139		*
Eric L. Oliver	133,339	(1)	1.7%
Murray Stahl	360,633	(2)	4.7%
Tyler Glover	1,419		*
Chris Steddum	634		*
Micheal W. Dobbs	368		*
All Directors and Named Executive Officers as a Group (11 persons)	498,613		6.5%

*Indicates ownership of less than 1% of the class.

(1)Includes (i) 239 shares held by Eric L. Oliver, (ii) 130,500 shares held by SoftVest, L.P., a Delaware limited partnership (“SoftVest LP”), (iii) 350 shares held by trusts administered for the benefit of Mr. Oliver's grandchildren (the “Trust Shares”), and (iv) 2,250 shares owned by Debeck LLC and Debeck Properties LP (together, “Debeck”). The general partner of SoftVest LP is SoftVest GP I, LLC, a Delaware limited liability company (“SV GP”). SoftVest Advisors, LLC, a Delaware limited liability company (“SoftVest Advisors”) is investment manager of SoftVest LP. Mr. Oliver is the managing member of SV GP. SoftVest LP, SoftVest Advisors and Mr. Oliver may be deemed to share voting and dispositive power with respect to shares beneficially owned by them. Mr. Oliver disclaims beneficial ownership of the 130,500 shares of Common Stock held by SoftVest LP for purposes of Section 16 of the Exchange Act, except for his pecuniary interest therein. Mr. Oliver has sole voting and dispositive power with respect to the Trust Shares and disclaims any pecuniary interest in such shares. Mr. Oliver controls Debeck and has sole voting and dispositive power with respect to the shares beneficially owned by Debeck, but Mr. Oliver disclaims any pecuniary interest therein. Based on Form 4 filed by Mr. Oliver on January 3, 2023.

(2)Includes (i) 2,058 shares held by Murray Stahl, (ii) 60 shares held by Mr. Stahl’s spouse, (iii) 1,537 shares held by Horizon Common Inc., (iv) 1,472 shares held by Horizon Kinetics Hard Assets II LLC, (v) 43,283 shares held by Polestar Offshore Fund Ltd., (vi) 5,549 shares held by CDK Fund Ltd., (vii) 2,484 shares held by CDK Partners LP, (viii) 104,919 shares held by Horizon Kinetics Hard Assets LLC, (ix) 1,685 shares held by

Horizon Credit Opportunities Fund LP, and (x) 197,586 shares held by Horizon Kinetics Asset Management LLC. The amount of common shares of TPL reported herein excludes shares held by partnerships and other accounts in which Mr. Stahl has a non-controlling interest and does not exercise investment discretion. The shares referenced in (iii)-(x) above are managed by Horizon, in which Mr. Stahl serves as Chairman, Chief Executive Officer and Chief Investment Officer but does not participate in investment decisions with respect to the securities of TPL. Horizon separately reports its position and transactions in the securities of TPL on Forms 4 and Schedule 13D. Mr. Stahl disclaims beneficial ownership in any of the accounts managed by Horizon except to the extent of his pecuniary interest therein. Based on Form 4 filed by Mr. Stahl on February 15, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There have been no significant reportable transactions or currently proposed transactions between TPL and any TPL director, Trustee or executive officer of TPL or any 5% security holder of TPL or any member of the immediate family of any of the foregoing persons, since the beginning of the Last Fiscal Year.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed to TPL for professional services rendered by our independent registered public accounting firm Deloitte & Touche LLP (“Deloitte”), during 2022:

	Years Ended December 31,
	2022	2021
Type of Fees:
Audit fees	$664,164	$450,771
Audit-related fees	—	—
Tax fees	—	—
All other fees (1)	4,301	37,051
	$668,465	$487,822

(1)Represents fees associated with Deloitte sponsored educational seminars and accounting research tools.

For the year ended December 31, 2022, the Audit Committee approved all of the services provided by, and fees paid to, Deloitte.

The Audit Committee has established a policy requiring Audit Committee approval of all fees for audit and non-audit services to be provided by TPL’s independent registered public accountants, prior to commencement of such services. Consideration and approval of fees generally occurs at the Committee’s regularly scheduled meetings or, to the extent that such fees may relate to other matters to be considered at special meetings, at those special meetings.

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
10.1†
Form of Indemnification Agreement by and between Texas Pacific Land Corporation and individual directors or officers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 11, 2021 (File No. 001-39804)).

10.2†
Amended and Restated Employment Agreement by and between Texas Pacific Land Corporation and Tyler Glover (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 11, 2021 (File No. 001-39804).

10.2.1†
Amended and Restated Employment Agreement by and between Texas Pacific Land Corporation and Tyler Glover dated as of February 8, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2022 (File No. 001-39804).

10.3†**
Employment Agreement between Texas Pacific Land Corporation and Chris Steddum dated May 31, 2021 (incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2021 (File No. 001-39804)).

10.3.1†
Amended and Restated Employment Agreement by and between Texas Pacific Land Corporation and Chris Steddum dated as of February 8, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2022 (File No. 001-39804).

10.4*†
Employment Agreement between Texas Pacific Land Corporation and Micheal W. Dobbs dated as of December 30, 2020. (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-39804)).

10.4.1†
Amended and Restated Employment Agreement by and between Texas Pacific Land Corporation and Micheal W. Dobbs dated as of February 8, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2022 (File No. 001-39804).

10.5	Stockholders’ Agreement dated June 11, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on June 15, 2020 (File No. 001-00737)).
10.5.1
First Amendment to Stockholder’s Agreement, dated December 14, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on December 14, 2020 (File No. 001-00737)).

10.6†	2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.6.1†
Form of Restricted Stock Award Agreement (Employees) (incorporated by reference to Exhibit 10.2 to Texas Pacific Land Corporation’s Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).

10.6.2†
Form of Restricted Stock Unit Award Agreement (2021 Grants) (incorporated by reference to Exhibit 10.4 to Texas Pacific Land Corporation’s Registration Statement on Form S-8 filed on February 14, 2022 (File No. 001-39804)).

10.6.3†
Form of RTSR Performance Unit Award Agreement (2021 Grants) (incorporated by reference to Exhibit 10.5 to Texas Pacific Land Corporation’s Registration Statement on Form S-8 filed on February 14, 2022 (File No. 001-39804)).

10.6.4†
Form of FCF/Share Performance Unit Award Agreement (2021 Grants) (incorporated by reference to Exhibit 10.6 to Texas Pacific Land Corporation’s Registration Statement on Form S-8 filed on February 14, 2022 (File No. 001-39804)).

10.6.5†
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Texas Pacific Land Corporation’s Current Report on Form 8-K filed on February 13, 2023 (File No. 001-39804)).

10.6.6†
Form of RTSR Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Texas Pacific Land Corporation’s Current Report on Form 8-K filed on February 13, 2023 (File No. 001-39804)).

10.6.7†
Form of FCF/Share Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Texas Pacific Land Corporation’s Current Report on Form 8-K filed on February 13, 2023 (File No. 001-39804)).

10.7†	2021 Non-Employee Director Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.7.1†	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Lane Gorman Trubitt, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Total Comprehensive Income; (iii) Consolidated Statements of Equity and (iv) Consolidated Statements of Cash Flows.

104	The cover page from our Annual Report on Form 10-K formatted in iXBRL.

*Filed or furnished herewith.
** Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
† Management compensatory arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2023.

TEXAS PACIFIC LAND CORPORATION

By:	/s/ Tyler Glover
Tyler Glover President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February, 2023.

Signature	Title(s)

/s/ Tyler Glover	President, Chief Executive Officer and Director
Tyler Glover	(Principal Executive Officer)

/s/ Chris Steddum	Chief Financial Officer
Chris Steddum	(Principal Financial Officer)

/s/ Stephanie Buffington	Chief Accounting Officer
Stephanie Buffington	(Principal Accounting Officer)

/s/ David E. Barry	Co-Chair of Board and Director
David E. Barry

/s/ John R. Norris III	Co-Chair of Board and Director
John R. Norris III

/s/ Rhys J. Best	Director
Rhys J. Best

/s/ Donald G. Cook	Director
Donald G. Cook

/s/ Barbara J. Duganier	Director
Barbara J. Duganier

/s/ Donna E. Epps	Director
Donna E. Epps

/s/ Karl F. Kurz	Director
Karl F. Kurz

/s/ Eric L. Oliver	Director
Eric L. Oliver

/s/ Murray Stahl	Director
Murray Stahl

Item 15(a). Financial Statements.

All schedules have been omitted because the required information is contained in the consolidated financial statements or related notes, or is not applicable or immaterial.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Texas Pacific Land Corporation (the “Company” as of December 31, 2022 and 2021, the related consolidated statements of income and total comprehensive income, equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrual of Oil and Gas Royalties — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company records an accrual for oil and gas royalty revenues not received during the month for oil and gas removed from the respective mineral reserve locations. As of December 31, 2022, this oil and gas royalty accrual approximated $50.1 million, and is included in accounts receivable and accrued receivables, net in the accompanying consolidated balance sheet. The accrual is necessary due to the time lag between the production of oil and gas and the receipt of the actual payment by operators, which is typically one to two months after the production of oil and gas. The determination of the oil and gas royalty accrual involves an analysis of historical production volumes, estimates of the timing of future payments, and recent market prices for oil and gas. The realized transaction prices for oil and gas royalty revenues are subject to national and international economic and political considerations and locational and contractual basis differences.

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
February 22, 2023

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Texas Pacific Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income and total comprehensive income, equity, and cash flows of Texas Pacific Land Trust (the “Trust”), known since January 11, 2021 as Texas Pacific Land Corporation, for the year ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Trust’s operations and cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

We served as the Trust’s auditor from 2004 to 2021.

Lane Gorman Trubitt, LLC
Dallas, Texas
February 25, 2021

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$510,834	$428,242
Accounts receivable and accrued receivables, net	103,983	95,217
Prepaid expenses and other current assets	7,427	3,054
Tax like-kind exchange escrow	6,348	—
Prepaid income taxes	4,809	—
Total current assets	633,401	526,513
Real estate acquired	109,704	109,071
Property, plant and equipment, net	85,478	79,722
Royalty interests acquired, net	45,025	44,390
Operating lease right-of-use assets	2,525	1,826
Other assets	1,294	2,542
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$877,427	$764,064
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$23,897	$17,907
Ad valorem taxes payable	8,043	101
Income taxes payable	3,167	29,083
Unearned revenue	4,488	3,809
Total current liabilities	39,595	50,900
Deferred taxes payable	41,151	38,948
Unearned revenue - noncurrent	21,708	20,449
Operating lease liabilities	1,955	1,445
Accrued liabilities - noncurrent	131	611
Total liabilities	104,540	112,353

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,695,679 and 7,744,695 outstanding as of December 31, 2022 and 2021, respectively	78	78
Treasury stock, at cost; 60,477 and 11,461 shares as of December 31, 2022 and 2021, respectively	(104,139)	(15,417)
Additional paid-in capital	8,293	28
Accumulated other comprehensive income (loss)	2,516	(1,007)
Retained earnings	866,139	668,029
Total equity	772,887	651,711
Total liabilities and equity	$877,427	$764,064

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Oil and gas royalties	$452,434	$286,468	$137,948
Water sales	84,725	67,766	54,862
Produced water royalties	72,234	58,081	50,640
Easements and other surface-related income	48,057	37,616	41,398
Land sales and other operating revenue	9,972	1,027	17,716
Total revenues	667,422	450,958	302,564

Expenses:
Salaries and related employee expenses	41,402	40,012	32,173
Water service-related expenses	17,463	13,233	14,233
General and administrative expenses	13,350	11,782	9,751
Legal and professional fees	8,735	7,281	10,778
Ad valorem taxes	8,734	—	—
Land sales expenses	55	—	3,973
Depreciation, depletion and amortization	15,376	16,257	14,395
Total operating expenses	105,115	88,565	85,303

Operating income	562,307	362,393	217,261

Other income, net	6,548	624	2,401
Income before income taxes	568,855	363,017	219,662
Income tax expense (benefit):
Current	121,230	93,265	46,002
Deferred	1,263	(228)	(2,389)
Total income tax expense	122,493	93,037	43,613
Net income	$446,362	$269,980	$176,049

Amortization of net actuarial costs, net of income taxes of $9, $30, and $14 for the years ended December 31, 2022, 2021 and 2020, respectively	32	114	53
Net actuarial gain (loss) on pension plan, net of income taxes of $931, $418, and $(342) as of December 31, 2022, 2021 and 2020, respectively	3,491	1,572	(1,285)
Total other comprehensive income (loss)	3,523	1,686	(1,232)
Total comprehensive income	$449,885	$271,666	$174,817

Net income per share of common stock/Sub-share Certificate
Basic	$57.80	$34.83	$22.70
Diluted	$57.77	$34.83	$22.70

Weighted average number of shares of common stock/Sub-share Certificates outstanding
Basic	7,721,957	7,752,027	7,756,156
Diluted	7,726,809	7,752,054	7,756,156

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except shares and per share amounts)

	Sub-share Certificates	Common Stock		Additional Paid-in Capital	Treasury Stock		Accum. Other Comp. Inc/(Loss)	Retained Earnings	Net Proceeds From All Sources	Total Equity
	Shares	Shares	Amount		Shares	Amount
Balances as of January 1, 2020	7,756,156	—	$—	$—	—	$—	$(1,461)	$—	$513,598	$512,137
Net income	—	—	—	—	—	—	—	—	176,049	176,049
Periodic pension costs, net of income taxes of $(328)	—	—	—	—	—	—	(1,232)	—	—	(1,232)
Cumulative effect of accounting changes	—	—	—	—	—	—	—	—	(110)	(110)
Regular dividends paid — $10.00 per Sub-share Certificate	—	—	—	—	—	—	—	—	(77,561)	(77,561)
Special dividends paid — $16.00 per Sub-share Certificate	—	—	—	—	—	—	—	—	(124,099)	(124,099)
Balances as of December 31, 2020	7,756,156	—	—	—	—	—	(2,693)	—	487,877	485,184
Net income	—	—	—	—	—	—	—	269,980	—	269,980
Periodic pension costs, net of income taxes of $448	—	—	—	—	—	—	1,686	—	—	1,686
Repurchases of common stock	—	(14,791)	—	—	14,791	(19,903)	—	—	—	(19,903)
Dividends paid — $11.00 per share of common stock	—	—	—	—	—	—	—	(85,264)	—	(85,264)
Conversion of Sub-shares into shares of common stock	(7,756,156)	7,756,156	78	—	—	—	—	487,799	(487,877)	—
Share-based compensation	—	3,330	—	28	(3,330)	4,486	—	(4,486)	—	28
Balances as of December 31, 2021	—	7,744,695	78	28	11,461	(15,417)	(1,007)	668,029	—	651,711
Net income	—	—	—	—	—	—	—	446,362	—	446,362
Periodic pension costs, net of income taxes of $940	—	—	—	—	—	—	3,523	—	—	3,523
Shares exchanged for tax withholdings	—	(756)	—	—	756	(1,762)	—	—	—	(1,762)
Repurchases of common stock	—	(48,959)	—	—	48,959	(87,900)	—	—	—	(87,900)
Regular dividends paid and accrued — $12.00 per share of common stock	—	—	—	—	—	—	—	(92,737)	—	(92,737)
Special dividends paid and accrued — $20.00 per share of common stock	—	—	—	—	—	—	—	(154,742)	—	(154,742)
Share-based compensation, net of forfeitures	—	699	—	8,265	(699)	940	—	(773)	—	8,432
Balances as of December 31, 2022	—	7,695,679	$78	$8,293	60,477	$(104,139)	$2,516	$866,139	$—	$772,887

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$446,362	$269,980	$176,049
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	1,263	220	(2,099)
Depreciation, depletion and amortization	15,376	16,257	14,395
Share-based compensation	8,432	28	—
Land sales revenue recognized on land exchange	—	—	(1,415)
Changes in operating assets and liabilities:
Receivables and other assets	(13,833)	(47,603)	18,828
Income taxes payable	(25,916)	25,029	(1,217)
Prepaid income taxes	(4,809)	—	—
Unearned revenue	1,938	(1,910)	8,787
Operating liabilities, excluding income taxes	10,394	3,152	(6,291)
Ad valorem taxes payable	7,942	10	—
Cash provided by operating activities	447,149	265,163	207,037

Cash flows from investing activities:
Proceeds from sales of fixed assets	106	1,086	—
Acquisition of real estate	(633)	(535)	(3,966)
Acquisition of royalty interests	(1,662)	—	(16,946)
Purchase of fixed assets	(19,212)	(15,548)	(5,086)
Cash used in investing activities	(21,401)	(14,997)	(25,998)

Cash flows from financing activities:
Repurchases of common stock	(87,765)	(19,684)	—
Shares exchanged for tax withholdings	(1,762)	—	—
Dividends paid	(247,281)	(85,264)	(201,660)
Cash used in financing activities	(336,808)	(104,948)	(201,660)

Net increase (decrease) in cash, cash equivalents and restricted cash	88,940	145,218	(20,621)
Cash, cash equivalents and restricted cash, beginning of period	428,242	283,024	303,645
Cash, cash equivalents and restricted cash, end of period	$517,182	$428,242	$283,024

Supplemental disclosure of cash flow information:
Income taxes paid	$151,956	$68,223	$46,619
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$4,174	$—	$—
(Decrease) increase in accounts payable related to capital expenditures	$(245)	$867	$—
Accrued dividends on unvested stock awards	$198	$—	$—
Share repurchases not yet settled	$354	$219	$—
Issuance of common stock	$—	$78	$—
Land exchange	$—	$—	$1,415
Operating lease right-of-use assets	$1,364	$—	$—
See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business Segments

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 874,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) in the western part of Texas.

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

Other surface-related income includes revenue from permits, material sales, and renewable energy sources. Revenue from permits is recognized upon execution of the contract and receipt of payment. Revenue from material sales is recognized upon the removal of materials by the customer. Revenue from renewable energy sources, such as wind and solar power, generally consist of leases, some of which may include a provision for future royalties once certain circumstances occur. As discussed above, lease payments are recorded as unearned revenue and amortized over the life of the lease. Royalties are recognized based upon actual production.

Water Sales

Water sales revenue encompasses sales of water to operators and other customers, royalties received related to areas of mutual interest (“AMI”), and royalties received pursuant to legacy agreements with operators. In certain instances, we enter into agreements with third parties to provide various water services, including but not limited to, the purchase, sale or transfer of water within a specific geographic area, also known as an AMI. Our performance obligation is deemed satisfied upon the delivery of water at which point, revenue is recognized. In instances where a third party other than the customer is involved in the sale and/or transport of water, such as a revenue share agreement, brokered water sale transaction or third party acquisition of water, the Company will either be acting as the principal or the agent in the water sales transaction. If the Company is deemed to be acting as a principal, the associated revenues are reported on a gross basis in water sales revenue and the corresponding costs associated with the sale are reported as an operating expense in water service-related expenses in the consolidated income statement. If the Company is deemed to be acting as an agent, principally in brokered water transactions, the associated water sales revenue is reported net of the corresponding costs associated with the sale and included in the water sales revenue line item on the consolidated income statement.

We include all costs associated with water sales including purchases of water from third parties, transfer costs and treatment expenses in water service-related expenses.

Produced Water Royalties

Produced water royalties represents revenue from the transfer and disposal of saltwater from producing oil and gas wells on our land. Revenue is recognized when the water is transported across or injected into our land.

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

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$510,834	$428,242
Tax like-kind exchange escrow	6,348	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$517,182	$428,242

Receivables

Receivables consist primarily of trade accounts receivable related to water and material sales and royalty income due related to our oil, gas and produced water royalties. An allowance is recorded for expected credit losses and is based upon our historical write-off experience, aging of trade accounts receivable and collectibility patterns of our customers. The allowance for expected credit loss was approximately $0.2 million and $0.1 million as of December 31, 2022 and 2021, respectively.

 Accrual of Oil and Gas Royalties

The Company accrues oil and gas royalties, which are included in accounts receivable and accrued receivables, net. An accrual is necessary due to the time lag between the production of oil and gas and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical production volumes, estimates of the timing of future payments and recent market prices for oil and gas. Accrued oil and gas royalties included in accounts receivable and accrued receivables, net totaled $50.1 million and $49.9 million as of December 31, 2022 and 2021, respectively.

Real Estate Acquired

Real estate acquired is recorded at cost and carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the property exceeds its estimated fair value. Minimal real estate improvements are made to land. No impairments were recorded for the years ended December 31, 2022, 2021 and 2020.

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

Royalty Interests Acquired

We follow the successful efforts method of accounting for our royalty interests acquired, which are carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a reduction in the carrying value of our royalty interests if the carrying value exceeds the estimated fair value. No impairments were recorded for the years ended December 31, 2022, 2021 and 2020.

Depletion is recorded based upon a units of production basis. Depletion expense was approximately $1.0 million, $1.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the land and royalty interests that were assigned through the 1888 Declaration of Trust, (referred to as “Assigned”) land and royalty interests, was not determined in 1888 when the Trust was formed; therefore, no value is assigned in the accompanying consolidated balance sheets to the Assigned land and royalty interests. Consequently, in the consolidated statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of sales of the Assigned land and royalty interests. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to our financial position or results of operations. Minimal real estate improvements are made to land.

Leases

We lease certain facilities under operating leases. A determination of whether a contract contains a lease is made at the inception of the arrangement. Our leased facilities include our administrative offices located in Dallas and Midland, Texas, as well as some modular buildings in our West Texas yards.

Our leases generally contain options to extend or terminate the lease. We reevaluate our leases on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and how they align with our operating strategy. Therefore, substantially all of the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability as the options to extend are not reasonably certain at lease commencement. Short-term leases with an initial term of 12 months or less are not recognized in the right-to-use asset and lease liability on the consolidated balance sheets.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero as of December 31, 2022 and 2021. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of income and total comprehensive income.

Share-Based Compensation

The Company utilizes the closing stock price on the date of grant to determine the fair value of service-vesting awards, which for the Company includes restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”) with a performance condition. For PSUs with a market condition, grant date fair value is determined using a Monte Carlo simulation model. Unvested awards are entitled to dividends or dividend equivalents which are accrued and distributed to award recipients at the time such awards vest. Dividends are forfeitable if the related award is forfeited. For RSAs, RSUs and PSUs with performance conditions, forfeitures are recognized in the period in which they occur. For PSU awards with market conditions, forfeitures are only recognized if the award recipient does not render the required service during the measurement period.

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

Net Income Per Share

Basic income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is computed based upon the weighted average number of shares outstanding during the period plus unvested shares issued pursuant to our equity and deferred compensation plans. See Note 9, “Earnings Per Share.”

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

Concentrations of Credit Risk

We invest our cash and cash equivalents (which include U.S. Treasury bills, money market funds, and commercial paper with maturities of three months or less) among three major financial institutions in an attempt to minimize exposure to risk from any one of these entities. As of December 31, 2022 and 2021, we had cash and cash equivalents deposited in our financial institutions in excess of federally-insured levels. We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Significant Customers

Four customers represented, in the aggregate, 51.8% of TPL’s total revenues for the year ended December 31, 2022. Three customers represented, in the aggregate 41.0% of TPL’s total revenues for the year ended December 31, 2021. Two customers represented, in the aggregate, 28.3% of TPL’s total revenues for the year ended December 31, 2020.

Reclassifications

Certain financial information on the consolidated balance sheet and consolidated statement of cash flows as of and for the year ended December 31, 2021 has been revised to conform to the current year presentation. These revisions include reclassifications of $101,000 of ad valorem taxes payable previously included in accounts payable and accrued expenses and

$10,000 of changes in ad valorem taxes payable previously included in changes in operating liabilities, excluding income taxes, as of and for the year ended December 31, 2021.

Recently Adopted Accounting Guidance

In July 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-05, “Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments.” Under the ASU, a lessor classifies a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease under ASC 842 classification criteria and the lessor would have otherwise recognized a day one loss. The adoption of this guidance, effective January 1, 2022, had no impact on our consolidated financial statements and disclosures.

3.    Real Estate Activity

As of December 31, 2022 and 2021, TPL owned the following land and real estate (in thousands, except number of acres):

	December 31, 2022		December 31, 2021
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	817,060	$—	823,452	$—
Real estate acquired	57,306	109,704	57,129	109,071
Total real estate situated in Texas	874,366	$109,704	880,581	$109,071

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

Land Sales

For the year ended December 31, 2022, we sold 6,392 acres of land in Texas for an aggregate sales price of $9.7 million, an average of approximately $1,515 per acre.

For the year ended December 31, 2021, we sold 30 acres of land in Texas for an aggregate sales price of approximately $0.7 million, an average of approximately $25,000 per acre.

For the year ended December 31, 2020, we sold 22,160 acres of land in Texas for an aggregate sales price of approximately $16.0 million, an average of approximately $721 per acre. Additionally, we recognized land sales revenue of $1.4 million for the year ended December 31, 2020 related to land exchanges where we had no cost basis in the land conveyed.

Land Acquisitions

For the year ended December 31, 2022, we acquired 177 acres of land in Texas for an aggregate purchase price of $0.6 million, an average of approximately $3,585 per acre.

For the year ended December 31, 2021, we acquired 88 acres of land in Texas for an aggregate purchase price of approximately $0.5 million, an average of approximately $6,086 per acre.

For the year ended December 31, 2020, we acquired 756 acres of land in Texas for an aggregate purchase price of approximately $3.9 million, an average of approximately $5,134 per acre (excludes land acquired through the land exchange as discussed above).

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Property, plant and equipment, at cost:
Water service-related assets	$125,166	$108,732
Furniture, fixtures and equipment	9,718	9,071
Other	598	598
Total property, plant and equipment, at cost	135,482	118,401
Less: accumulated depreciation	(50,004)	(38,679)
Property, plant and equipment, net	$85,478	$79,722

Depreciation expense was $14.2 million, $14.8 million and $13.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

5.    Oil and Gas Royalty Interests

As of December 31, 2022 and 2021, we owned the following oil and gas royalty interests (in thousands):

	Net Book Value
	December 31, 2022	December 31, 2021
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired (3)	47,928	46,266
Total royalty interests, gross	47,928	46,266
Less: accumulated depletion	(2,903)	(1,876)
Total royalty interests, net	$45,025	$44,390

(1)    Nonparticipating perpetual royalty interests in 370,737 gross royalty acres as of December 31, 2022 and 2021.

(2)    Nonparticipating perpetual royalty interests in 84,934 gross royalty acres as of December 31, 2022 and 2021.

(3)    Royalty interest in 4,182 and 4,090 net royalty acres as of December 31, 2022 and 2021, respectively.

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

Royalty Interests Transactions

For the year ended December 31, 2022, we acquired oil and gas royalty interests in 92 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $1.7 million, an average price of approximately $18,025 per net royalty acre.

There were no oil and gas royalty interest transactions for the year ended December 31, 2021.

For the year ended December 31, 2020, we acquired oil and gas royalty interests in 1,017 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $16.9 million, an average price of approximately $16,668 per net royalty acre.

6.    Pension and Other Postretirement Benefits

TPL has a defined contribution plan available to all eligible employees. Qualifying participants may receive a matching contribution based on the amount participants contribute to the plan up to 6% of their qualifying compensation. TPL contributed approximately $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table sets forth the Pension Plan’s changes in benefit obligation, changes in fair value of assets, and funded status as of December 31, 2022 and 2021 using a measurement date of December 31 (in thousands):

	December 31, 2022	December 31, 2021
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$11,324	$9,717
Service cost	2,870	3,225
Interest cost	336	264
Actuarial loss	(6,111)	(1,637)
Benefits paid	(242)	(245)
Projected benefit obligation at end of year	$8,177	$11,324

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$10,713	$7,567
Actual return on Pension Plan assets	(947)	874
Contributions by employer	2,126	2,517
Benefits paid	(242)	(245)
Fair value of Pension Plan assets at end of year	11,650	10,713
Funded (unfunded) status at end of year	$3,473	$(611)

The projected Pension Plan benefit obligation as of December 31, 2022 was impacted by changes in assumptions used as of that date compared to assumptions used as of December 31, 2021. These changes included an increase in the discount rate from 3.00% as of December 31, 2021 to 5.25% as of December 31, 2022. The effect of the assumption changes was a decrease in the projected benefit obligation of approximately $6.0 million.

Amounts recognized in the balance sheets as of December 31, 2022 and 2021 consist of (in thousands):

	December 31, 2022	December 31, 2021
Assets	$3,473	$—
Liabilities	—	611
	$3,473	$611

Amounts recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Net actuarial gain (loss)	$3,189	$(1,275)
Amounts recognized in accumulated other comprehensive income (loss), before taxes	3,189	(1,275)
Income tax (expense) benefit	(673)	268
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$2,516	$(1,007)

Net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 include the following components (in thousands):

	Years Ended December 31,
	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$2,870	$3,225	$1,835
Interest cost	336	264	210
Expected return on Pension Plan assets	(741)	(521)	(454)
Amortization of net loss	41	144	66
Net periodic benefit cost	$2,506	$3,112	$1,657

Service cost, a component of net periodic benefit cost, is reflected in our consolidated statements of income and total comprehensive income within salaries and related employee expenses. The other components of net periodic benefit cost are included in other income, net on the consolidated statements of income and total comprehensive income.

Other changes in Pension Plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net actuarial (gain) loss	$(4,422)	$(1,990)	$1,626
Recognized actuarial loss	(41)	(144)	(66)
Total recognized in other comprehensive (income) loss, before taxes	$(4,463)	$(2,134)	$1,560
Total recognized in net benefit cost and other comprehensive (income) loss, before taxes	$(1,958)	$978	$3,217

TPL reclassified less than $0.4 million (net of income tax benefit of less than $0.1 million) out of accumulated other comprehensive loss for net periodic benefit cost to other income, net for the years ended December 31, 2022 and $0.2 million (net of income tax benefit of less than $0.1 million) for each of the years ended December 31, 2021 and 2020.

The following table summarizes the projected benefit obligation in excess of Pension Plan assets and Pension Plan assets in excess of accumulated benefit obligation as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Projected benefit obligation in excess of Pension Plan assets:
Projected benefit obligation	$8,177	$11,324
Fair value of Pension Plan assets	$11,650	$10,713
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$5,277	$7,009
Fair value of Pension Plan assets	$11,650	$10,713

The following are weighted-average assumptions used to determine benefit obligations and costs as of December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.25%	3.00%	2.75%
Rate of compensation increase	7.29%	7.29%	7.29%

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	3.00%	2.75%	3.25%
Expected return on Pension Plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	7.29%	7.29%	7.29%

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

The fair values of the Pension Plan assets by major asset category as of December 31, 2022 and 2021, respectively, are as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Cash and cash equivalents — money markets	$2,571	$2,571	$—	$—
Equities	392	392	—	—
Equity funds	2,884	2,884	—	—
Fixed income funds	598	598	—	—
Taxable bonds	5,205	5,205	—	—
Total	$11,650	$11,650	$—	$—

As of December 31, 2021:
Cash and cash equivalents — money markets	$567	$567	$—	$—
Equities	3,490	3,490	—	—
Equity funds	1,342	1,342	—	—
Fixed income funds	596	596	—	—
Taxable bonds	4,718	4,718	—	—
Total	$10,713	$10,713	$—	$—

Management intends to at least fund the minimum ERISA amount for 2023 and may make some discretionary contributions to the Pension Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten-year period (in thousands):

Year ending December 31,	Amount
2023	$254
2024	251
2025	247
2026	247
2027	258
2028 to 2032	1,873

7.    Share-Based Compensation

Incentive Plan for Employees

As of December 31, 2022, the Company has issued RSAs, RSUs and PSUs under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) to certain employees. The maximum aggregate number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) that may be issued under the 2021 Plan is 75,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of December 31, 2022, 61,270 shares of Common Stock remained available under the 2021 Plan for future grants. Currently, all RSAs, RSUs, and PSUs granted under the 2021 Plan are entitled to receive dividends (for RSAs and RSUs, which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited.

The following table summarizes activity related to RSAs and RSUs for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022				2021
	Restricted Stock Awards		Restricted Stock Units		Restricted Stock Awards		Restricted Stock Units
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Outstanding at beginning of period (1)	3,330	$1,252	—	$—	—	$—	—	$—
Granted (2)	—	—	5,612	1,323	3,330	1,252	—	—
Vested (3)	(1,993)	1,252	—	—	—	—	—	—
Cancelled and forfeited	—	—	—	—	—	—	—	—
Outstanding at end of period	1,337	$1,252	5,612	$1,323	3,330	$1,252	—	$—

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
(3)Of the 1,993 shares that vested on December 29, 2022, 756 shares were surrendered by employees to the Company to settle tax withholdings.

The following table summarizes activity related to PSUs for the year ended December 31, 2022:

	Performance Stock Units
	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	—	$—
Granted (1)	2,394	1,355
Vested	—	—
Cancelled and forfeited	—	—
Outstanding at December 31, 2022	2,394	$1,355

(1)Includes 1,197 RTSR (based on target) (as defined below) PSUs with a grant date fair value of $1,605 per share and 1,197 FCF (based on target) (as defined below) PSUs with a grant date fair value of $1,105 per share. If the maximum performance potential metrics described in the PSU agreements are achieved, the actual number of units that will ultimately be awarded under the PSU agreements will exceed target units by 100% (i.e., a collective 2,394 additional units would be issued).

On February 11, 2022, the Company granted PSUs to certain employees. Each PSU has a value equal to one share of Common Stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) for the three-year period from January 2022 to January 2025 compared to the XOP Index, and 50% of the PSUs may be earned based on the cumulative free cash flow per share (“FCF”) over the three-year vesting period. As the RTSR PSU is a market-based award, its grant date fair value was determined using a Monte Carlo simulation model that uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the XOP Index, i.e., the probability of satisfying the market condition defined in the award. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award. The risk-free interest rate was based on U.S. Treasury yield constant maturities for a term matching the expected term of the award.

Equity Plan for Non-Employee Directors

During the year ended December 31, 2022, the Company granted 784 RSAs (of which 85 were forfeited during the year) to non-employee directors of the Company under the 2021 Non-Employee Director and Deferred Compensation Plan (the “2021 Directors Plan”). The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of December 31, 2022, 9,301 shares of Common Stock remained available under the 2021 Directors Plan for future grants. Currently, all RSAs granted under the 2021 Directors Plan are entitled to receive dividends, which are accrued and distributed to award recipients upon vesting. Dividends are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. The Company utilizes the closing stock price on the date of grant to determine the fair value of the RSAs.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the years ended December 31, 2022:

	Restricted Stock Awards
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	—	$—
Granted (1)	784	1,277
Vested	—	—
Cancelled and forfeited (1)	(85)	1,249
Outstanding at December 31, 2022	699	$1,281

(1)On January 1, 2022, the Company granted 680 shares of restricted stock to directors. During the years ended December 31, 2022, 85 shares were forfeited resulting from the departure of a director in March 2022, and an additional 104 shares of restricted stock were granted to new directors on April 15, 2022. The shares will vest on the first anniversary of grant.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2022	2021	2020
Salaries and related employee expenses (employee awards) (1)	$7,583	$28	$—
General and administrative expenses (director awards)	849	—	—
Total share-based compensation expense (2)	$8,432	$28	$—

(1)Based upon probability of achieving the maximum award under the performance condition PSUs, share-based compensation expense was recorded assuming achievement of the maximum units available under the award.
(2)The Company recognized a tax benefit of $1.8 million related to share-based compensation for the years ended December 31, 2022.

As of December 31, 2022, there was $8.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.2 years.

8.    Income Taxes

The income tax provision charged to operations for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$117,395	$90,920	$44,395
State and local	3,835	2,345	1,607
Current income tax expense	121,230	93,265	46,002
Deferred (benefit) expense	1,263	(228)	(2,389)
Total income tax expense	$122,493	$93,037	$43,613

Although TPL was a trust until January 11, 2021, it has historically been taxed as if it were a corporation for income tax purposes prior to its conversion to a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 to income before Federal income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Computed tax expense at the statutory rate of 21%	$119,460	$76,234	$46,129
Reduction in income taxes resulting from:
Statutory depletion	(823)	(584)	(4,577)
State taxes	3,045	1,740	1,234
Executive compensation	1,146	1,687	789
Prior year tax adjustments	(13)	18	7
Correction of historical tax depletion	805	12,975	—
Estimated penalties and interest	(763)	1,022	—
Other, net	(364)	(55)	31
Total income tax expense	$122,493	$93,037	$43,613
Effective tax rate	21.5%	25.6%	19.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
Unearned revenue	$5,621	$5,050
Pension plan liability	—	128
Stock compensation	1,256	—
Other	48	25
Total deferred tax assets	6,925	5,203

Property, plant and equipment	16,958	16,037
Real estate and royalty interests	30,387	28,114
Pension plan asset	731	—
Total deferred tax liabilities	48,076	44,151
Deferred taxes payable	$(41,151)	$(38,948)

TPL is subject to taxation in the United States and Texas. TPL is no longer subject to U.S. Federal income tax examination by tax authorities for tax years before 2019. During the quarter ended December 31, 2021, TPL identified an error in income taxes payable and current income tax expense as a result of incorrect tax treatment of depletion related to our oil and gas royalty interests in our filed income tax returns related to prior periods. TPL determined that current income tax expense, including penalties and interest, was understated by $4.6 million, $4.7 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and income taxes payable was understated by $13.0 million and $8.4 million as of December 31, 2020 and 2019. TPL evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to TPL's financial position or results of operations for the current or any prior periods. The related income tax returns were amended and the additional taxes were paid during the third quarter of 2022. In addition, $0.4 million of additional interest was accrued during 2022. The IRS has not assessed interest on the underpayment associated with these amended returns as of December 31, 2022. Accrued interest and penalties are included in income taxes payable in the consolidated balance sheets and were $1.1 million and $2.0 million as of December 31, 2022 and 2021, respectively.

The Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law and includes a number of tax-related provisions, including (i) a 15-percent book minimum tax (“AMT”) on adjusted financial statement income once the three year average of adjusted financial statement income is greater than $1.0 billion, (ii) certain clean energy tax incentives in the form of tax credits, and (iii) a one-percent excise tax on certain corporate stock buybacks (effective beginning January 1, 2023). The Company does not anticipate that the IRA will have a significant impact on the Company’s financial position or results of operations.

9.    Earnings Per Share

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

The following table sets forth the computation of net income per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except number of shares and per share data):

	Years Ended December 31,
	2022	2021	2020
Net income	$446,362	$269,980	$176,049

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	7,721,957	7,752,027	7,756,156
Basic earnings per share	$57.80	$34.83	$22.70

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	7,721,957	7,752,027	7,756,156
Effect of Dilutive securities:
Stock-based incentive plan	4,852	27	—
Weighted average shares outstanding for diluted earnings per share	7,726,809	7,752,054	7,756,156
Diluted earnings per share	$57.77	$34.83	$22.70

Restricted stock is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic earnings per share calculation until such time as the shares of restricted stock vest.

10.    Commitments

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of December 31, 2022.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by certain third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization, we have received notice from one such third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. As of December 31, 2022, the Company has recorded an accrual of approximately $8.0 million for ad valorem taxes and intends to pay such taxes when they become due. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of December 31, 2022.

Lease Commitments

As of December 31, 2022 and 2021, we have recorded right-of-use assets of $2.5 million and $1.8 million, respectively, and lease liabilities for $2.8 million and $2.1 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The office lease agreements require monthly rent payments and expire in December 2025 and July 2027, respectively. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost for each of the years ended December 31, 2022 and 2021 was $0.8 million.

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations. There are no residual value guarantees in our lease commitments. The weighted-average lease term for our operating lease liabilities is approximately 44 months. The weighted average discount rate of our operating leases is 4.7%.

Future minimum lease payments were as follows as of December 31, 2022 (in thousands):

Year ending December 31,	Amount
2023	$834
2024	854
2025	826
2026	316
2027	187
Total lease payments	3,017
Less: imputed interest	(229)
Total operating lease liabilities	$2,788

Rent expense for these lease agreements amounted to approximately $0.8 million for each of the years ended December 31, 2022, 2021, and 2020.

11.    Equity

Corporate Reorganization

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

Stock Repurchase Program 2022 and earlier

On March 11, 2022, our board of directors approved a stock repurchase program to purchase up to an aggregate of $100 million of shares of our outstanding Common Stock during 2022. In connection with the stock repurchase program, the Company entered into a Rule 10b5-1 trading plan (the “Trading Plan”) that generally permits the Company to repurchase shares at times when it might otherwise be prevented from doing so under securities laws. Stock repurchases under the Trading Plan began April 18, 2022. The stock repurchase program expired on December 31, 2022. For the year ended December 31, 2022, we repurchased $87.9 million (including share repurchases not yet settled) of our outstanding Common Stock.

For the year ended December 31, 2021, we repurchased $19.9 million (including share repurchases not yet settled) of our outstanding Common Stock.

Stock Repurchase Program Beginning January 1, 2023

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

Dividends

For the year ended December 31, 2022, we paid total cash dividends of $12.00 per share of Common Stock and special dividends of $20.00 per share of Common Stock. For the year ended December 31, 2021,we paid total cash dividends of $11.00 per share of Common Stock.

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

The Land and Resource Management segment encompasses the business of managing our approximately 874,000 surface acres of land and our oil and gas royalty interests in West Texas, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

Segment financial results were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues:
Land and resource management	$506,975	$320,387	$195,142
Water services and operations	160,447	130,571	107,422
Total consolidated revenues	$667,422	$450,958	$302,564

Net income:
Land and resource management	$365,041	$208,897	$127,977
Water services and operations	81,321	61,083	48,072
Total consolidated net income	$446,362	$269,980	$176,049

Capital Expenditures:
Land and resource management	$393	$4,688	$152
Water services and operations	18,574	11,727	4,934
Total capital expenditures	$18,967	$16,415	$5,086

Depreciation, depletion and amortization:
Land and resource management	$2,234	$2,397	$1,514
Water services and operations	13,142	13,860	12,881
Total depreciation, depletion and amortization	$15,376	$16,257	$14,395

The following table presents total assets and property, plant and equipment, net by segment (in thousands):

	December 31, 2022	December 31, 2021
Assets:
Land and resource management	$735,193	$635,338
Water services and operations	142,234	128,726
Total consolidated assets	$877,427	$764,064

Property, plant and equipment, net:
Land and resource management	$5,998	$6,639
Water services and operations	79,480	73,083
Total consolidated property, plant and equipment, net	$85,478	$79,722

13.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On February 10, 2023, our board of directors declared a quarterly cash dividend of $3.25 per share, payable on March 15, 2023 to stockholders of record at the close of business on March 8, 2023.

14.    Oil and Gas Producing Activities (Unaudited)

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For the years ended December 31, 2022, 2021 and 2020, our share of oil and gas produced was approximately 21.3, 18.6 and 16.2 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 584, 452, and 531 DUC wells subject to our royalty interest as of December 31, 2022, 2021 and 2020, respectively.

*****