Form 10-Q
period 2023-03-31
Texas Pacific Land Corp
filed 2023-05-03
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Yes ☐ No ☑

As of April 28, 2023, the Registrant had 7,692,178 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$590,619	$510,834
Accounts receivable and accrued receivables, net	106,044	103,983
Prepaid expenses and other current assets	7,586	7,427
Tax like-kind exchange escrow	6,757	6,348
Prepaid income taxes	—	4,809
Total current assets	711,006	633,401
Real estate acquired	109,704	109,704
Property, plant and equipment, net	86,192	85,478
Royalty interests acquired, net	44,720	45,025
Other assets	3,629	3,819
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$955,251	$877,427
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$27,263	$23,443
Ad valorem and other taxes payable	4,560	8,497
Income taxes payable	22,430	3,167
Unearned revenue	6,784	4,488
Total current liabilities	61,037	39,595
Deferred taxes payable	40,845	41,151
Unearned revenue - noncurrent	22,395	21,708
Accrued liabilities - noncurrent	1,923	2,086
Total liabilities	126,200	104,540

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,693,320 and 7,695,679 outstanding as of March 31, 2023 and December 31, 2022, respectively	78	78
Treasury stock, at cost; 62,836 and 60,477 shares as of March 31, 2023 and December 31, 2022, respectively	(108,794)	(104,139)
Additional paid-in capital	7,733	8,293
Accumulated other comprehensive income	2,491	2,516
Retained earnings	927,543	866,139
Total equity	829,051	772,887
Total liabilities and equity	$955,251	$877,427

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Oil and gas royalties	$89,130	$104,172
Water sales	21,729	18,820
Produced water royalties	20,134	14,870
Easements and other surface-related income	14,969	9,192
Land sales and other operating revenue	400	281
Total revenues	146,362	147,335

Expenses:
Salaries and related employee expenses	10,593	9,385
Water service-related expenses	5,656	2,782
General and administrative expenses	3,552	2,967
Legal and professional fees	16,628	1,719
Ad valorem and other taxes	1,574	2,043
Land sales expenses	3	—
Depreciation, depletion and amortization	3,404	4,126
Total operating expenses	41,410	23,022

Operating income	104,952	124,313

Other income, net	5,389	76
Income before income taxes	110,341	124,389
Income tax expense	23,773	26,489
Net income	$86,568	$97,900

Other comprehensive (loss) income — periodic pension costs, net of income taxes of $6 and $2, respectively	(25)	8
Total comprehensive income	$86,543	$97,908

Net income per share of common stock
Basic	$11.25	$12.65
Diluted	$11.24	$12.64

Weighted average number of shares of common stock outstanding
Basic	7,693,084	7,741,365
Diluted	7,698,398	7,742,710

Cash dividends per share of common stock	$3.25	$3.00

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$86,568	$97,900
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(306)	(406)
Depreciation, depletion and amortization	3,404	4,126
Share-based compensation	2,473	1,505
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(2,076)	(12,959)
Operating liabilities, excluding income taxes	640	(3,328)
Income taxes payable	19,263	20,897
Prepaid income taxes	4,809	—
Cash provided by operating activities	114,775	107,735

Cash flows from investing activities:
Proceeds from sale of fixed assets	5	96
Acquisition of real estate	—	(13)
Acquisition of royalty interests	—	(1,637)
Purchase of fixed assets	(1,749)	(3,624)
Cash used in investing activities	(1,744)	(5,178)

Cash flows from financing activities:
Repurchases of common stock	(6,837)	(219)
Shares exchanged for tax withholdings	(939)	—
Dividends paid	(25,061)	(23,224)
Cash used in financing activities	(32,837)	(23,443)

Net increase in cash, cash equivalents and restricted cash	80,194	79,114
Cash, cash equivalents and restricted cash, beginning of period	517,182	428,242
Cash, cash equivalents and restricted cash, end of period	$597,376	$507,356

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$6,000
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$—	$4,174
Increase (decrease) in accounts payable related to capital expenditures	$2,024	$(619)
Share repurchases not settled at the end of the period	$266	$—

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

On January 11, 2021, we completed our reorganization from a business trust, Texas Pacific Land Trust (the “Trust”), organized under a Declaration of Trust dated February 1, 1888 (the “Declaration of Trust”), into Texas Pacific Land Corporation, a corporation formed and existing under the laws of the state of Delaware (the “Corporate Reorganization”).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

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

2.    Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Cash, Cash Equivalents and Restricted Cash

We consider investments in bank deposits, money market funds, and other highly-liquid cash investments, such as U.S. Treasury bills and commercial paper, with original maturities of three months or less to be cash equivalents. Our cash equivalents are considered Level 1 assets in the fair value hierarchy.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$590,619	$510,834
Tax like-kind exchange escrow	6,757	6,348
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$597,376	$517,182

Reclassifications

Certain financial information on the condensed consolidated balance sheet and condensed consolidated statement of income and total comprehensive income as of and for the three months ended March 31, 2022 has been revised to conform to the current year presentation. These revisions include a balance sheet reclassification of $454,000 of other taxes payable previously included in accounts payable and accrued expenses to ad valorem and other taxes payable and an income statement reclassification of $33,000 of property taxes previously included in general and administrative expenses to ad valorem and other taxes for the three months ended March 31, 2022.

3.    Real Estate Activity

As of March 31, 2023 and December 31, 2022, TPL owned the following land and real estate (in thousands, except number of acres):

	March 31, 2023		December 31, 2022
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	817,051	$—	817,060	$—
Real estate acquired	57,306	109,704	57,306	109,704
Total real estate situated in Texas	874,357	$109,704	874,366	$109,704

(1)Real estate assigned through the Declaration of Trust.

There were no significant land sales or acquisitions for the three months ended March 31, 2023 or 2022.

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Property, plant and equipment, at cost:
Water service-related assets	$128,675	$125,166
Furniture, fixtures and equipment	9,937	9,718
Other	598	598
Total property, plant and equipment, at cost	139,210	135,482
Less: accumulated depreciation	(53,018)	(50,004)
Property, plant and equipment, net	$86,192	$85,478

Depreciation expense was $3.0 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively.

5.    Oil and Gas Royalty Interests

As of March 31, 2023 and December 31, 2022, we owned the following oil and gas royalty interests (in thousands):

	March 31, 2023	December 31, 2022
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	47,928	47,928
Total royalty interests, gross	47,928	47,928
Less: accumulated depletion	(3,208)	(2,903)
Total royalty interests, net	$44,720	$45,025

Acquisitions

There were no oil and gas royalty interest transactions during the three months ended March 31, 2023.

For the three months ended March 31, 2022, we acquired oil and gas royalty interests in 92 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $1.6 million, an average price of approximately $17,750 per net royalty acre.

Depletion expense was $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

6.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan”). Share-based compensation granted to date under the plans has included restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based units “(PSUs”). Currently, all awards granted under the plans are entitled to receive dividends (which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. RSUs granted under the 2021 Plan vest in one-third increments and PSUs granted under the 2021 Plan cliff vest at the end of three years if the performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest on the first anniversary of the award.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) that may be issued under the 2021 Plan is 75,000 shares, which may consist, in whole or in part, of authorized and unissued (if any), treasury shares, or shares reacquired by the Company in any manner. As of March 31, 2023, 54,718 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSAs and RSUs under the 2021 Plan for the three months ended March 31, 2023 and 2022 (in thousands, except number of shares and units, and per share amounts):

	Three Months Ended March 31,
	2023				2022
	Restricted Stock Awards		Restricted Stock Units		Restricted Stock Awards		Restricted Stock Units
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period (1)	1,337	$1,252	5,612	$1,323	3,330	$1,252	—	$—
Granted (2)	—	—	2,848	1,924	—	—	3,824	1,105
Vested (3)	—	—	(1,270)	1,105	—	—	—	—
Cancelled and forfeited	—	—	—	—	—	—	—	—
Nonvested at end of period	1,337	$1,252	7,190	$1,600	3,330	$1,252	3,824	$1,105

(1)The RSAs were granted on December 29, 2021: 1,993 shares vested on December 29, 2022 and 1,337 shares will vest on December 29, 2023.
(2)The RSUs were granted on February 10, 2023 and vest in one-third increments over a three-year period.
(3)Of the 1,270 shares that vested on February 11, 2023, 488 shares were surrendered by employees to the Company to settle tax withholdings.

The following table summarizes activity related to PSUs for the three months ended March 31, 2023 and 2022 (in thousands, except number of units and per share amounts):

	Performance Stock Units
	Three Months Ended March 31,
	2023		2022
	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period (1)	2,394	$1,355	—	$—
Granted (2)	1,852	2,342	2,394	1,355
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—
Nonvested at end of period	4,246	$1,786	2,394	$1,355

(1)The PSUs were granted on February 11, 2022 and include 1,197 RTSR (as defined below) PSUs (based on target) with a grant date fair value of $1,605 per share and 1,197 FCF (as defined below) PSUs (based on target) with a grant date fair value of $1,105 per share. If the maximum performance potential metrics described in the PSU agreements are achieved, the actual number of units that will ultimately be awarded under the PSU agreements will exceed target units by 100% (i.e., a collective 2,394 additional units would be issued).
(2)The PSUs were granted on February 10, 2023 and include 926 RTSR PSUs (based on target) with a grant date fair value of $2,761 per share and 926 FCF PSUs (based on target) with a grant date fair value of $1,924 per share. If the maximum performance potential metrics described in the PSU agreements are achieved, the actual number of units that will ultimately be awarded under the PSU agreements will exceed target units by 100% (i.e., a collective 1,852 additional units would be issued).

Each PSU has a value equal to one share of Common Stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) over the applicable three-year measurement period compared to the XOP Index, and 50% of the PSUs may be earned based on the cumulative free cash flow per share (“FCF”) over the three-year vesting period. As the RTSR PSU is a market-based award, its grant date fair value was determined using a Monte Carlo simulation model that uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the XOP Index, i.e. the probability of satisfying the market condition defined in the award. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award. The risk-free interest rate was based on U.S. Treasury yield constant maturities for a term matching the expected term of the award.

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of March 31, 2023, 8,815 shares of Common Stock remained available under the 2021 Directors Plan for future grants.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the three months ended March 31, 2023 and 2022 (in thousands, except number of shares and per share amounts):

	Restricted Stock Awards
	Three Months Ended March 31,
	2023		2022
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	699	$1,281	—	$—
Granted (1)	486	2,344	680	1,249
Vested	(595)	1,249	—	—
Cancelled and forfeited	—	—	(85)	1,249
Nonvested at end of period	590	$2,189	595	$1,249

(1)The RSAs were granted on January 1, 2023 and will vest on the first anniversary of the grant.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2023	2022
Salaries and related employee expenses (employee awards)	$2,156	$1,319
General and administrative expenses (director awards)	317	186
Total share-based compensation expense (1)	$2,473	$1,505

(1)The Company recognized a tax benefit of $0.5 million and $0.3 million related to share-based compensation for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was $17.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.7 years.

7.    Income Taxes

The calculation of our effective tax rate is as follows for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Income before income taxes	$110,341	$124,389
Income tax expense	$23,773	$26,489
Effective tax rate	21.5%	21.3%

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

The following table sets forth the computation of EPS for the three months ended March 31, 2023 and 2022 (in thousands, except number of shares and per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$86,568	$97,900

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	7,693,084	7,741,365
Basic earnings per share	$11.25	$12.65

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	7,693,084	7,741,365
Effect of dilutive securities:
Incentive and equity compensation plans	5,314	1,345
Weighted average shares outstanding for diluted earnings per share	7,698,398	7,742,710
Diluted earnings per share	$11.24	$12.64

Restricted stock is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until such time as the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they are anti-dilutive for the three months ended March 31, 2023 and March 31, 2022.

9.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of March 31, 2023.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization, we have received notice from certain third parties that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third parties for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of March 31, 2023.

Ongoing Arbitration with an Operator.

As part of an ongoing arbitration between TPL and an operator with respect to underpayment of oil and gas royalties resulting from improper deductions of post-production costs for periods before and through April 2022, the operator has agreed to pay $8.7 million to TPL. This amount has been recorded as a receivable and included in oil and gas royalty revenue in the condensed consolidated income statement for the three months ended March 31, 2023.

10.    Changes in Equity

The following tables present changes in our equity for the three months ended March 31, 2023 and 2022 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
For the three months ended March 31, 2023:
Balances as of December 31, 2022	7,695,679	$78	60,477	$(104,139)	$8,293	$2,516	$866,139	$772,887
Net income	—	—	—	—	—	—	86,568	86,568
Dividends paid — $3.25 per share of common stock	—	—	—	—	—	—	(25,061)	(25,061)
Share-based compensation, net of forfeitures	1,756	—	(1,756)	3,033	(560)	—	(103)	2,370
Repurchases of common stock	(3,627)	—	3,627	(6,749)	—	—	—	(6,749)
Shares exchanged for tax withholdings	(488)	—	488	(939)	—	—	—	(939)
Periodic pension costs, net of income taxes of $6	—	—	—	—	—	(25)	—	(25)
Balances as of March 31, 2023	7,693,320	$78	62,836	$(108,794)	$7,733	$2,491	$927,543	829,051

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
For the three months ended March 31, 2022:
Balances as of December 31, 2021	7,744,695	$78	11,461	$(15,417)	$28	$(1,007)	$668,029	$651,711
Net income	—	—	—	—	—	—	97,900	97,900
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,224)	(23,224)
Share-based compensation, net of forfeitures	595	—	(595)	800	1,477	—	(796)	1,481
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of March 31, 2022	7,745,290	$78	10,866	$(14,617)	$1,505	$(999)	$741,909	$727,876

Stock Repurchase Program

On November 1, 2022, our board of directors approved a stock repurchase program to purchase up to an aggregate of $250 million of our outstanding Common Stock which became effective January 1, 2023.

The Company intends to purchase stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

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

Segment financial results were as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Land and resource management	$104,023	$113,347
Water services and operations	42,339	33,988
Total consolidated revenues	$146,362	$147,335

Net income:
Land and resource management	$65,343	$81,156
Water services and operations	21,225	16,744
Total consolidated net income	$86,568	$97,900

Capital expenditures:
Land and resource management	$175	$122
Water services and operations	3,598	2,883
Total capital expenditures	$3,773	$3,005

Depreciation, depletion and amortization:
Land and resource management	$618	$536
Water services and operations	2,786	3,590
Total depreciation, depletion and amortization	$3,404	$4,126

The following table presents total assets and property, plant and equipment, net by segment as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Land and resource management	$814,927	$735,193
Water services and operations	140,324	142,234
Total consolidated assets	$955,251	$877,427

Property, plant and equipment, net:
Land and resource management	$5,904	$5,998
Water services and operations	80,288	79,480
Total consolidated property, plant and equipment, net	$86,192	$85,478

12.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of equivalency (“Boes”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. As of March 31, 2023 and 2022, our share of oil and gas produced was approximately 20.9 and 20.8 thousand Boes per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 565 and 584 DUC wells subject to our royalty interest as of March 31, 2023 and December 31, 2022, respectively.

13.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On May 2, 2023, our board of directors declared a quarterly cash dividend of $3.25 per share, payable on June 15, 2023 to stockholders of record at the close of business on June 8, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Quarterly Report on Form 10-Q or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 22, 2023 and the condensed consolidated financial statements and accompanying notes included, in Part I, Item 1 of this Quarterly Report on Form 10-Q. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance.

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 874,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land and a 1/16th NPRI under approximately 371,000 acres of land, as well as approximately 4,000 additional net royalty acres (normalized to 1/8th), all located in the western part of Texas. The Company was originally organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company.

We completed our reorganization on January 11, 2021 from a business trust, Texas Pacific Land Trust, into Texas Pacific Land Corporation, a corporation formed and existing under the laws of the state of Delaware (the “Corporate Reorganization”).

We are not an oil and gas producer. Our business activity is generated from surface and royalty interest ownership in West Texas, primarily in the Permian Basin. Our revenues are primarily derived from oil, gas and produced water royalties, sales of water and land, easements and commercial leases. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by the owners and operators of not only the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, produced water royalties, easements and other surface-related revenue.

For a further overview of our business and business segments, see Item 1. “Business — General” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Market Conditions

Average oil and gas prices during the first quarter of 2023 have declined compared to quarterly average prices during 2022. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, and Russia’s incursion into Ukraine, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently under construction by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Industry supply chains and labor supply remain constrained, which has contributed to elevated inflation, among other factors. Changes in macro-economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies active in the Permian have generally increased their drilling and development activity in 2023 compared to recent prior year activity levels. Per the U.S. Energy Information Administration (“EIA”), Permian production is currently in excess of 5.5 million barrels per day, which is higher than the average daily production of any year prior to 2023.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$75.93	$95.18
Henry Hub average price per mmbtu	$2.64	$4.67

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	680	572
Average monthly horizontal wells drilled	535	465
Average weekly horizontal rig count	338	265
DUCs as of March 31 for each applicable year	4,986	3,924

Total Average US weekly horizontal rig count (2)	697	575

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three months ended March 31, 2023 and 2022. Oil and gas prices in 2023 to date have decreased compared to the comparable period in 2022. Although E&P companies broadly continue to deploy capital at a measured pace, drilling and development activities across the Permian have remained robust through the first quarter of 2023. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of March 31, 2023.

As of March 31, 2023, we had cash and cash equivalents of $590.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to repurchase our common stock, par value $0.01 per share (the “Common Stock”) subject to market conditions, to pay dividends subject to the discretion of our board of directors (the “Board”) and for general corporate purposes. For the three months ended March 31, 2023, we repurchased $6.7 million of our Common Stock (including share repurchases not settled at the end of the period), and we paid $25.1 million in dividends to our stockholders. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

During the three months ended March 31, 2023, we invested approximately $3.6 million in Texas Pacific Water Resources LLC (“TPWR”) projects to maintain and/or enhance water sourcing assets.

Cash Flows from Operating Activities

For the three months ended March 31, 2023 and 2022, net cash provided by operating activities was $114.8 million and $107.7 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, and easements and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the three months ended March 31, 2023 compared to the same period of 2022 was primarily related to the decrease in income tax payments during 2023 as compared to 2022.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $1.7 million and $5.2 million, respectively. Our cash flows used in investing activities are primarily related to capital expenditures related to our water services and operations segment and acquisitions of royalty interests.

Capital expenditures decreased $1.9 million for the three months ended March 31, 2023 compared to the same period of 2022. Acquisitions of royalty interests decreased approximately $1.6 million for the three months ended March 31, 2023 compared to the same period of 2022.

Cash Flows Used in Financing Activities

For the three months ended March 31, 2023 and 2022, net cash used in financing activities was $32.8 million and $23.4 million, respectively. Our cash flows used in financing primarily consist of activities which return capital to our stockholders such as payment of dividends and repurchases of our Common Stock.

During the three months ended March 31, 2023, we paid total dividends of $25.1 million consisting of cumulative paid cash dividends of $3.25 per share. During the three months ended March 31, 2022, we paid total dividends of $23.2 million consisting of cumulative paid cash dividends of $3.00 per share. We repurchased $6.7 million of our Common Stock (including share repurchases not settled at the end of the period) during the three months ended March 31, 2023. There were no share repurchases during the three months ended March 31, 2022.

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Oil and gas royalties	$89,130	$104,172
Water sales	21,729	18,820
Produced water royalties	20,134	14,870
Easements and other surface-related income	14,969	9,192
Land sales and other operating revenue	400	281
Total revenues	146,362	147,335

Expenses:
Salaries and related employee expenses	10,593	9,385
Water service-related expenses	5,656	2,782
General and administrative expenses	3,552	2,967
Legal and professional fees	16,628	1,719
Ad valorem and other taxes	1,574	2,043
Land sales expenses	3	—
Depreciation, depletion and amortization	3,404	4,126
Total operating expenses	41,410	23,022

Operating income	104,952	124,313

Other income, net	5,389	76
Income before income taxes	110,341	124,389
Income tax expense	23,773	26,489
Net income	$86,568	$97,900

For the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Consolidated Revenues and Net Income:

Total revenues decreased $1.0 million, or 0.7%, to $146.4 million for the three months ended March 31, 2023 compared to $147.3 million for the three months ended March 31, 2022. This decrease was principally due to the $15.0 million decrease in oil and gas royalty revenue, mostly offset by the combined increase of $8.2 million in produced water royalties and water sales over the same period. Net income of $86.6 million for the three months ended March 31, 2023 was 11.6% lower than the comparable period of 2022. The decrease in net income for the three months ended March 31, 2023 compared to the same period of 2022 was driven by the $18.4 million increase in operating expenses principally resulting from the $14.9 million increase in legal and professional fees during the same time period as discussed further below under “Consolidated Expenses.” Individual revenue line items are discussed below under “Segment Results of Operations.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $10.6 million for the three months ended March 31, 2023 compared to $9.4 million for the comparable period of 2022. The increase in salaries and related employee expenses is principally related to an increase in number of employees and market compensation adjustments made subsequent to March 31, 2022.

Water service-related expenses. Water service-related expenses increased $2.9 million to $5.7 million for the three months ended March 31, 2023 compared to the same period of 2022. Certain types of water-related expenses, including, but not limited to, transfer, treatment, and electricity, will vary from period to period as our customers’ needs and requirements change. Water purchase and transfer costs for the three months ended March 31, 2023 increased primarily due to heightened sales activity compared to the same period of 2022. Additionally, fuel and equipment rental expenses increased due to increased sales activity in areas that are not electrified.

Legal and professional fees. Legal and professional fees were $16.6 million for the three months ended March 31, 2023 compared to $1.7 million for the comparable period of 2022. The increase is principally related to legal expenses associated with stockholder matters. See further discussion in Part II, Other Information — Item 1. Legal Proceedings.

Ad valorem and other taxes. Ad valorem and other taxes were $1.6 million for the three months ended March 31, 2023, compared to $2.0 million for three months ended March 31, 2022. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from certain third parties that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third parties, we have accrued and/or paid an estimate of such taxes in order to protect the royalty interests from any potential tax liens for nonpayment of ad valorem taxes. While we intend to seek reimbursement from the third parties following payment of such taxes, we are unable to determine the amount and/or likelihood of such reimbursement, and accordingly, have not recorded a loss recovery receivable as of March 31, 2023.

Other income, net. Other income, net was $5.4 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase in other income, net is primarily related to increased interest income earned on our cash balances as interest yields have risen during the first three months of 2023 compared to the first three months of 2022.

Total income tax expense. Total income tax expense was $23.8 million and $26.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in income tax expense is primarily related to decreased operating income resulting from decreased oil and gas royalty revenue and increased operating expenses.

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

Our results of operations for the three months ended March 31, 2023 have been impacted by declining commodity prices compared to 2022. Our oil and gas royalty revenues have decreased due to lower commodity prices during this time period. The decline in oil and gas royalty revenues has been mostly offset by increases in revenues derived from easements and other surface-related income, produced water royalties, and water sales, which have been positively impacted by ongoing development activity in the Permian Basin.

For the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended March 31,
	2023		2022
Revenues:
Land and resource management:
Oil and gas royalties	$89,130	61%	$104,172	71%
Easements and other surface-related income	14,493	10%	8,894	6%
Land sales and other operating revenue	400	—%	281	—%
Total land and resource management revenue	104,023	71%	113,347	77%

Water services and operations:
Water sales	21,729	15%	18,820	13%
Produced water royalties	20,134	14%	14,870	10%
Easements and other surface-related income	476	—%	298	—%
Total water services and operations revenue	42,339	29%	33,988	23%
Total consolidated revenues	$146,362	100%	$147,335	100%

Net income:
Land and resource management	$65,343	75%	$81,156	83%
Water services and operations	21,225	25%	16,744	17%
Total consolidated net income	$86,568	100%	$97,900	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $9.3 million, or 8.2%, to $104.0 million for the three months ended March 31, 2023 as compared to the comparable period of 2022. The decrease in Land and Resource Management segment revenues is principally due to a $15.0 million decrease in oil and gas royalties for three months ended March 31, 2023 compared to the same period of 2022.

Oil and gas royalties. Oil and gas royalties were $89.1 million for the three months ended March 31, 2023 compared to $104.2 million for the three months ended March 31, 2022, a decrease of 14.4%. Oil and gas royalties for the three months ended March 31, 2023 included an $8.7 million recovery, defined and discussed further in the following paragraph. Excluding the $8.7 million, oil and gas royalties decreased $23.7 million due to lower average commodity prices in the first quarter of 2023 compared to the first quarter of 2022. The average realized price declined 23.2% to $44.76 per barrel of oil equivalent (“Boe”) in the first quarter of 2023 from $58.31 per Boe in the first quarter of 2022. Our share of production remained relatively consistent at 20.9 thousand Boe per day for the first quarter of 2023 compared to 20.8 thousand Boe per day for the same period of 2022.

As part of an ongoing arbitration between TPL and an operator with respect to underpayment of oil and gas royalties resulting from improper deductions of post-production costs for periods before and through April 2022, the operator has agreed to pay $8.7 million to TPL (the “$8.7 Million Stipulation”). This amount has been recorded as a receivable and included in oil and gas royalty revenue in the condensed consolidated income statement and in the table above for the three months ended March 31, 2023.

The financial and operational data by royalty stream presented in the table below for the three months ended March 31, 2023 and 2022 excludes the $8.7 Million Stipulation discussed above:

	Three Months Ended March 31,
	2023	2022
Our share of production volumes (1) (2):
Oil (MBbls)	792	796
Natural gas (MMcf)	3,306	3,279
NGL (MBbls)	539	528
Equivalents (MBoe)	1,882	1,871
Equivalents per day (MBoe/d)	20.9	20.8

Oil and gas royalty revenue (in thousands) (2):
Oil royalties	$56,894	$71,681
Natural gas royalties	10,956	16,175
NGL royalties	12,615	16,316
Total oil and gas royalties	$80,465	$104,172

Realized prices (2):
Oil ($/Bbl)	$75.23	$94.24
Natural gas ($/Mcf)	$3.58	$5.33
NGL ($/Bbl)	$25.28	$33.42
Equivalents ($/Boe)	$44.76	$58.31

(1)Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.
(2)The metrics provided exclude the impact of the $8.7 Million Stipulation discussed above.

Easements and other surface-related income. Easements and other surface-related income was $14.5 million for the three months ended March 31, 2023, an increase of 63.0% compared to $8.9 million for the three months ended March 31, 2022. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The increase in easements and other surface-related income is principally related to increases of $2.1 million in material sales, $1.7 million in pipeline easements, and $1.3 million in commercial leases for the three months ended March 31, 2023 compared to the same period of 2022. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended March 31, 2023.

Net income. Net income for the Land and Resource Management segment was $65.3 million for the three months ended March 31, 2023 compared to $81.2 million for the three months ended March 31, 2022. Expenses, including income tax expense, for the Land and Resource Management segment were $38.7 million and $32.2 million for three months ended March 31, 2023 and 2022, respectively. The increase in segment expenses during 2023 is principally related to a $14.8 million increase in legal and professional fees for the three months ended March 31, 2023 compared to the same period of 2022. Expenses are discussed further above under “Results of Operations.”

Water Services and Operations

Water Services and Operations segment revenues increased 24.6%, to $42.3 million for the three months ended March 31, 2023 as compared with revenues of $34.0 million for the comparable period of 2022. The increase in Water Services and Operations segment revenues is due to increases in produced water royalties and water sales revenue, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $2.9 million, or 15.5% to $21.7 million for the three months ended March 31, 2023, compared to the same period of 2022. The increase in water sales is principally due to an increase of approximately 20.1% in water sales volumes for the three months ended March 31, 2023, compared to the same period of 2022.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any saltwater disposal wells. Produced water royalties were $20.1 million for the three months ended March 31, 2023 compared to $14.9 million for the same period in 2022. This increase is principally due to increased produced water volumes for the three months ended March 31, 2023 compared to the same period of 2022.

Net income. Net income for the Water Services and Operations segment was $21.2 million for the three months ended March 31, 2023 compared to $16.7 million for the three months ended March 31, 2022. As discussed above, revenues for the Water Services and Operations segment increased 24.6% for the three months ended March 31, 2023 compared to the same period of 2022. Expenses, including income tax expense, for the Water Services and Operations segment were $21.1 million for the three months ended March 31, 2023 as compared to $17.2 million for the three months ended March 31, 2022. The overall increase in segment expenses during 2023 is principally related to a $2.9 million increase in water service-related expenses and a $1.3 million increase in income tax expense resulting from increased segment revenue and operating income during the same time period. Expenses are discussed further above under “Results of Operations.”

Non-GAAP Performance Measures

In addition to amounts presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we also present certain supplemental non-GAAP performance measurements. These measurements are not to be considered more relevant or accurate than the measurements presented in accordance with GAAP. In compliance with the requirements of the SEC, our non-GAAP measurements are reconciled to net income, the most directly comparable GAAP performance measure. For all non-GAAP measurements, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP measurements.

EBITDA, Adjusted EBITDA and Free Cash Flow

EBITDA is a non-GAAP financial measurement of earnings before interest, taxes, depreciation, depletion and amortization. Its purpose is to highlight earnings without finance, taxes, and depreciation, depletion and amortization expense, and its use is limited to specialized analysis. We calculate Adjusted EBITDA as EBITDA excluding employee share-based compensation. Its purpose is to highlight earnings without non-cash activity such as share-based compensation and/or other non-recurring or unusual items. We calculate Free Cash Flow as Adjusted EBITDA less current income tax expense and capital expenditures. Its purpose is to provide an additional measure of operating performance. We have presented EBITDA, Adjusted EBITDA and Free Cash Flow because we believe that these metrics are useful supplements to net income in analyzing the Company's operating performance. Our definitions of Adjusted EBITDA and Free Cash Flow may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and Free Cash Flow for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$86,568	$97,900
Add:
Income tax expense	23,773	26,489
Depreciation, depletion and amortization	3,404	4,126
EBITDA	113,745	128,515
Add:
Employee share-based compensation	2,156	1,319
Adjusted EBITDA	$115,901	$129,834
Less:
Current income tax expense	(24,079)	(26,895)
Capital expenditures	(3,773)	(3,005)
Free Cash Flow	$88,049	$99,934

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K filed with the SEC on February 22, 2023.

There have been no material changes to our critical accounting policies or in the estimates and assumptions underlying those policies, from those provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information related to market risk of the Company since December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

There have been no changes during the quarter ended March 31, 2023 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

TPL is not involved in any material pending legal proceedings other than the item disclosed below.

On November 23, 2022, TPL filed a complaint in Delaware Chancery Court (“the Court”) against Horizon Kinetics, LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors LLC, and SoftVest, L.P. (collectively, the “Stockholder Defendants”) under the caption Texas Pacific Land Corporation v. Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors, LLC, and SoftVest L.P. (C.A. No. 2022-1066-JTL) (the “Action”). Horizon Kinetics LLC and Horizon Kinetics Asset Management LLC are affiliated with Murray Stahl, a member of the Board, and Softvest Advisors, LLC and SoftVest L.P. are affiliated with Eric Oliver, a member of the Board. TPL filed the Action to resolve a disagreement with the Stockholder Defendants over their voting commitments pursuant to the Stockholders’ Agreement with the Company. A trial was held on April 17, 2023 and a post-trial briefing schedule is being developed by the Court.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company repurchased shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2023	940	$2,114	940
February 1 through February 28, 2023	1,006	1,889	1,006
March 1 through March 31, 2023	1,681	1,702	1,681
Total	3,627	$1,861	3,627	$243,251,575

(1)On November 1, 2022, our Board approved a stock repurchase program to purchase up to an aggregate of $250 million of our outstanding Common Stock effective beginning January 1, 2023. The Company intends to purchase stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)    On March 15, 2023, Murray Stahl on behalf of himself and Horizon Kinetics Asset Management LLC, over which Mr. Stahl has a controlling interest, adopted a Rule 10b5-1 Self-Directed Trading Plan for the purpose of establishing a purchase plan (the “Purchase Plan”) for the Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) promulgated under the Securities Exchange Act of 1934, as amended. The trading period of the Purchase Plan will commence after the later of (1) 90 days from execution of the Purchase Plan or (2) two business days following the public disclosure of TPL’s financial results on Form 10-Q for the quarter ended March 31, 2023 and will cease upon the earlier of September 15, 2023 or the acquisition of 567 shares of Common Stock.

Item 6. Exhibits and Financial Statement Schedules.
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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	May 3, 2023	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	May 3, 2023	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer