Form 10-Q
period 2023-06-30
Texas Pacific Land Corp
filed 2023-08-02
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Yes ☐ No ☑

As of July 31, 2023, the Registrant had 7,677,756 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$609,252	$510,834
Accounts receivable and accrued receivables, net	120,771	103,983
Prepaid expenses and other current assets	5,312	7,427
Tax like-kind exchange escrow	2,195	6,348
Prepaid income taxes	—	4,809
Total current assets	737,530	633,401
Real estate acquired	130,024	109,704
Property, plant and equipment, net	84,324	85,478
Royalty interests acquired, net	45,920	45,025
Other assets	3,526	3,819
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$1,001,324	$877,427
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$27,156	$23,443
Ad valorem and other taxes payable	6,355	8,497
Income taxes payable	5,151	3,167
Unearned revenue	6,222	4,488
Total current liabilities	44,884	39,595
Deferred taxes payable	40,478	41,151
Unearned revenue - noncurrent	26,638	21,708
Accrued liabilities - noncurrent	1,774	2,086
Total liabilities	113,774	104,540

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,679,145 and 7,695,679 outstanding as of June 30, 2023 and December 31, 2022, respectively	78	78
Treasury stock, at cost; 77,011 and 60,477 shares as of June 30, 2023 and December 31, 2022, respectively	(128,502)	(104,139)
Additional paid-in capital	10,582	8,293
Accumulated other comprehensive income	2,465	2,516
Retained earnings	1,002,927	866,139
Total equity	887,550	772,887
Total liabilities and equity	$1,001,324	$877,427

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil and gas royalties	$82,412	$121,268	$171,542	$225,440
Water sales	37,648	22,272	59,377	41,092
Produced water royalties	20,841	18,669	40,975	33,539
Easements and other surface-related income	18,708	13,990	33,677	23,182
Land sales and other operating revenue	1,000	71	1,400	352
Total revenues	160,609	176,270	306,971	323,605

Expenses:
Salaries and related employee expenses	10,596	9,588	21,189	18,973
Water service-related expenses	10,287	3,915	15,943	6,697
General and administrative expenses	3,329	3,674	6,884	6,641
Legal and professional fees	10,154	1,163	26,782	2,882
Ad valorem and other taxes	2,070	2,042	3,644	4,085
Depreciation, depletion and amortization	3,893	4,180	7,297	8,306
Total operating expenses	40,329	24,562	81,739	47,584

Operating income	120,280	151,708	225,232	276,021

Other income, net	6,871	630	12,260	706
Income before income taxes	127,151	152,338	237,492	276,727
Income tax expense	26,758	33,444	50,531	59,933
Net income	$100,393	$118,894	$186,961	$216,794

Other comprehensive (loss) income — periodic pension costs, net of income taxes for the three and six months ended June 30, 2023 and 2022 of $8, $2, $14, and $4, respectively	(26)	8	(51)	16
Total comprehensive income	$100,367	$118,902	$186,910	$216,810

Net income per share of common stock
Basic	$13.06	$15.37	$24.31	$28.02
Diluted	$13.05	$15.37	$24.30	$28.01

Weighted average number of shares of common stock outstanding
Basic	7,685,662	7,733,730	7,689,352	7,737,527
Diluted	7,690,950	7,737,112	7,694,548	7,739,859

Cash dividends per share of common stock	$3.25	$23.00	$6.50	$26.00

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$186,961	$216,794
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(673)	(953)
Depreciation, depletion and amortization	7,297	8,306
Share-based compensation	5,323	3,495
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(14,477)	(35,472)
Operating liabilities, excluding income taxes	8,040	9,668
Income taxes payable	1,984	(6,433)
Prepaid income taxes	4,809	—
Cash provided by operating activities	199,264	195,405

Cash flows from investing activities:
Proceeds from sale of fixed assets	5	96
Acquisition of real estate	(20,320)	(12)
Acquisition of royalty interests	(1,803)	(1,662)
Purchase of fixed assets	(5,536)	(6,685)
Cash used in investing activities	(27,654)	(8,263)

Cash flows from financing activities:
Repurchases of common stock	(26,379)	(24,592)
Shares exchanged for tax withholdings	(939)	—
Dividends paid	(50,027)	(200,998)
Cash used in financing activities	(77,345)	(225,590)

Net increase in cash, cash equivalents and restricted cash	94,265	(38,448)
Cash, cash equivalents and restricted cash, beginning of period	517,182	428,242
Cash, cash equivalents and restricted cash, end of period	$611,447	$389,794

Supplemental disclosure of cash flow information:
Income taxes paid	$44,396	$67,324
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$—	$4,174
(Increase) decrease in accounts payable related to capital expenditures	$(392)	$3,662
Share repurchases and associated excise taxes not settled at the end of the period	$432	$1,161

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Description of Business Segments

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 886,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) in the western part of Texas.

TPL’s income is derived primarily from oil, gas and produced water royalties, sales of water and land, easements and commercial leases of the land.

On January 11, 2021, we completed our reorganization from a business trust, Texas Pacific Land Trust, organized under a Declaration of Trust dated February 1, 1888 (the “Declaration of Trust”), into Texas Pacific Land Corporation, a corporation formed and existing under the laws of the state of Delaware (the “Corporate Reorganization”).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and 2022, respectively, and its cash flows for the six months ended June 30, 2023 and 2022, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$609,252	$510,834
Tax like-kind exchange escrow	2,195	6,348
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$611,447	$517,182

Reclassifications

Certain financial information on the condensed consolidated balance sheet as of December 31, 2022 and condensed consolidated statement of income and total comprehensive income for the three and six months ended June 30, 2022 has been revised to conform to the current year presentation. These revisions include a balance sheet reclassification of $454,000 of other taxes payable previously included in accounts payable and accrued expenses to ad valorem and other taxes payable and an income statement reclassification of $31,000 and $64,000 of property taxes previously included in general and administrative expenses to ad valorem and other taxes for the three and six months ended June 30, 2022, respectively.

3.    Real Estate Activity

As of June 30, 2023 and December 31, 2022, TPL owned the following land and real estate (in thousands, except number of acres):

	June 30, 2023		December 31, 2022
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	817,017	$—	817,060	$—
Real estate acquired	69,447	130,024	57,306	109,704
Total real estate situated in Texas	886,464	$130,024	874,366	$109,704

(1)Real estate assigned through the Declaration of Trust.

Land Sales

For the six months ended June 30, 2023, we sold 43 acres of land in Texas for an aggregate sales price of $1.4 million. There were no significant land sales for the six months ended June 30, 2022.

Land Acquisitions

For the six months ended June 30, 2023, we acquired 12,141 acres of land in Texas for an aggregate purchase price of $20.0 million. There were no significant land acquisitions for the six months ended June 30, 2022.

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Property, plant and equipment, at cost:
Water service-related assets	$130,106	$125,166
Furniture, fixtures and equipment	9,852	9,718
Other	598	598
Total property, plant and equipment, at cost	140,556	135,482
Less: accumulated depreciation	(56,232)	(50,004)
Property, plant and equipment, net	$84,324	$85,478

Depreciation expense was $3.2 million and $3.9 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $6.3 million and $7.7 million for the six months ended June 30, 2023 and 2022, respectively.

5.    Oil and Gas Royalty Interests

As of June 30, 2023 and December 31, 2022, we owned the following oil and gas royalty interests (in thousands):

	June 30, 2023	December 31, 2022
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	49,731	47,928
Total royalty interests, gross	49,731	47,928
Less: accumulated depletion	(3,811)	(2,903)
Total royalty interests, net	$45,920	$45,025

Acquisitions

For the six months ended June 30, 2023, we acquired oil and gas royalty interests in 61 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $1.8 million. For the six months ended June 30, 2022, we acquired oil and gas royalty interests in 92 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $1.7 million.

Depletion expense was $0.6 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively.
Depletion expense was $0.9 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

6.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan”). Share-based compensation granted to date under the plans has included restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based units (“PSUs”). Currently, all awards granted under the plans are entitled to receive dividends (which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. RSUs granted under the 2021 Plan vest in one-third increments and PSUs granted under the 2021 Plan cliff vest at the end of three years if the performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest on the first anniversary of the award.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) that may be issued under the 2021 Plan is 75,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of June 30, 2023, 54,718 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSAs and RSUs under the 2021 Plan for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
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

The following table summarizes activity related to PSUs for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
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

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of June 30, 2023, 8,815 shares of Common Stock remained available under the 2021 Directors Plan for future grants.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	699	$1,281	—	$—
Granted (1)	486	2,344	784	1,277
Vested	(699)	1,281	—	—
Cancelled and forfeited	—	—	(85)	1,249
Nonvested at end of period	486	$2,344	699	$1,281

(1)The RSAs were granted on January 1, 2023 and will vest on the first anniversary of the grant.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Salaries and related employee expenses (employee awards)	$2,559	$1,760	$4,715	$3,079
General and administrative expenses (director awards)	291	230	608	416
Total share-based compensation expense (1)	$2,850	$1,990	$5,323	$3,495

(1)The Company recognized a tax benefit of $0.6 million and $0.4 million related to share-based compensation for the three months ended June 30, 2023 and 2022, respectively. The Company recognized a tax benefit of $1.1 million and $0.7 million related to share-based compensation for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $14.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.5 years.

7.    Income Taxes

The calculation of our effective tax rate is as follows for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before income taxes	$127,151	$152,338	$237,492	$276,727
Income tax expense	$26,758	$33,444	$50,531	$59,933
Effective tax rate	21.0%	22.0%	21.3%	21.7%

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

The following table sets forth the computation of EPS for the three and six months ended June 30, 2023 and 2022 (in thousands, except number of shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$100,393	$118,894	$186,961	$216,794

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	7,685,662	7,733,730	7,689,352	7,737,527
Basic earnings per share	$13.06	$15.37	$24.31	$28.02

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	7,685,662	7,733,730	7,689,352	7,737,527
Effect of dilutive securities:
Incentive and equity compensation plans	5,288	3,382	5,196	2,333
Weighted average shares outstanding for diluted earnings per share	7,690,950	7,737,112	7,694,548	7,739,859
Diluted earnings per share	$13.05	$15.37	$24.30	$28.01

Restricted stock is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until such time as the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they are anti-dilutive for the three and six months ended June 30, 2023 and June 30, 2022.

9.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of June 30, 2023.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization, we have received notice from certain third parties that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third parties for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of June 30, 2023.

Ongoing Arbitration with an Operator.

As part of an ongoing arbitration between TPL and an operator with respect to underpayment of oil and gas royalties resulting from improper deductions of post-production costs for periods before and through April 2022, the operator has agreed to pay $8.7 million to TPL. This amount has been recorded as a receivable and included in oil and gas royalty revenue in the condensed consolidated income statement for the six months ended June 30, 2023.

10.    Changes in Equity

The following tables present changes in our equity for the six months ended June 30, 2023 and 2022 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
For the six months ended June 30, 2023:
Balances as of December 31, 2022	7,695,679	$78	60,477	$(104,139)	$8,293	$2,516	$866,139	$772,887
Net income	—	—	—	—	—	—	86,568	86,568
Dividends paid — $3.25 per share of common stock	—	—	—	—	—	—	(25,061)	(25,061)
Share-based compensation, net of forfeitures	1,756	—	(1,756)	3,033	(560)	—	(103)	2,370
Repurchases of common stock, including excise taxes of $67	(3,627)	—	3,627	(6,749)	—	—	—	(6,749)
Shares exchanged for tax withholdings	(488)	—	488	(939)	—	—	—	(939)
Periodic pension costs, net of income taxes of $6	—	—	—	—	—	(25)	—	(25)
Balances as of March 31, 2023	7,693,320	$78	62,836	$(108,794)	$7,733	$2,491	$927,543	$829,051
Net income	—	—	—	—	—	—	100,393	100,393
Dividends paid — $3.25 per share of common stock	—	—	—	—	—	—	(24,966)	(24,966)
Share-based compensation, net of forfeitures	—	—	—	—	2,849	—	(43)	2,806
Repurchases of common stock, including excise taxes of $165	(14,175)	—	14,175	(19,708)	—	—	—	(19,708)
Periodic pension costs, net of income taxes of $8	—	—	—	—	—	(26)	—	(26)
Balances as of June 30, 2023	7,679,145	$78	77,011	$(128,502)	$10,582	$2,465	$1,002,927	$887,550

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
For the six months ended June 30, 2022:
Balances as of December 31, 2021	7,744,695	$78	11,461	$(15,417)	$28	$(1,007)	$668,029	$651,711
Net income	—	—	—	—	—	—	97,900	97,900
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,224)	(23,224)
Share-based compensation, net of forfeitures	595	—	(595)	800	1,477	—	(796)	1,481
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of March 31, 2022	7,745,290	$78	10,866	$(14,617)	$1,505	$(999)	$741,909	$727,876
Net income	—	—	—	—	—	—	118,894	118,894
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,188)	(23,188)
Special dividends paid — $20.00 per share of common stock	—	—	—	—	—	—	(154,586)	(154,586)
Share-based compensation, net of forfeitures	104	—	(104)	140	1,851	—	(180)	1,811
Repurchases of common stock	(17,478)	—	17,478	(25,534)	—	—	—	(25,534)
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of June 30, 2022	7,727,916	$78	28,240	$(40,011)	$3,356	$(991)	$682,849	$645,281

Stock Repurchase Program

On November 1, 2022, our board of directors approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250 million of our outstanding Common Stock.

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

The Land and Resource Management segment encompasses the business of managing our approximately 886,000 surface acres of land and our oil and gas royalty interests in West Texas, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

Segment financial results were as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Land and resource management	$101,320	$133,385	$205,343	$246,732
Water services and operations	59,289	42,885	101,628	76,873
Total consolidated revenues	$160,609	$176,270	$306,971	$323,605

Net income:
Land and resource management	$69,633	$96,074	$134,976	$177,230
Water services and operations	30,760	22,820	51,985	39,564
Total consolidated net income	$100,393	$118,894	$186,961	$216,794

Capital expenditures:
Land and resource management	$(31)	$103	$144	$225
Water services and operations	1,402	7,239	5,000	10,122
Total capital expenditures	$1,371	$7,342	$5,144	$10,347

Depreciation, depletion and amortization:
Land and resource management	$912	$529	$1,530	$1,065
Water services and operations	2,981	3,651	5,767	7,241
Total depreciation, depletion and amortization	$3,893	$4,180	$7,297	$8,306

The following table presents total assets and property, plant and equipment, net by segment as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Land and resource management	$845,847	$735,193
Water services and operations	155,477	142,234
Total consolidated assets	$1,001,324	$877,427

Property, plant and equipment, net:
Land and resource management	$5,607	$5,998
Water services and operations	78,717	79,480
Total consolidated property, plant and equipment, net	$84,324	$85,478

12.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For the three months ended June 30, 2023 and 2022, our share of oil and gas produced was approximately 24.9 and 19.8 thousand Boe per day, respectively. For the six months ended June 30, 2023 and 2022, our share of oil and gas produced was approximately 22.9 and 20.3 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 593 and 584 DUC wells subject to our royalty interest as of June 30, 2023 and December 31, 2022, respectively.

13.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On August 1, 2023, our board of directors declared a quarterly cash dividend of $3.25 per share, payable on September 15, 2023 to stockholders of record at the close of business on September 1, 2023.

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

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 886,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land and a 1/16th NPRI under approximately 371,000 acres of land, as well as approximately 4,000 additional net royalty acres (normalized to 1/8th), all located in the western part of Texas. The Company was originally organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company.

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

Market Conditions

Average oil and gas prices during the second quarter of 2023 have declined compared to quarterly average prices during 2022. Oil prices have been impacted by certain actions by OPEC+, uneven global supply and demand trends, and

Russia’s incursion into Ukraine, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. In 2023, domestic natural gas prices have declined in part to growing supply. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently under construction by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Industry supply chains and labor supply remain constrained, which has contributed to elevated inflation, among other factors. Changes in macro-economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies active in the Permian Basin have generally increased their drilling and development activity in 2023 compared to recent prior year activity levels. Per the U.S. Energy Information Administration (“EIA”), Permian production is currently in excess of 5.7 million barrels per day, which is higher than the average daily production of any year prior to 2023.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$73.54	$108.83	$74.73	$102.01
Henry Hub average price per mmbtu	$2.16	$7.53	$2.40	$6.08

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	576	621	633	606
Average monthly horizontal wells drilled	593	504	555	483
Average weekly horizontal rig count	338	321	338	293
DUCs as of June 30 for each applicable year	5,037	4,380	5,037	4,380

Total Average US weekly horizontal rig count (2)	650	656	674	615

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and six months ended June 30, 2023 and 2022. Oil and gas prices in 2023 to date have decreased compared to the same period in 2022. Although E&P companies broadly continue to deploy capital at a measured pace, drilling and development activities across the Permian Basin have remained robust through the second quarter of 2023. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of June 30, 2023.

As of June 30, 2023, we had cash and cash equivalents of $609.3 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to repurchase our common stock, par value $0.01 per share (the “Common Stock”) subject to market conditions, to pay dividends subject to the discretion of our board of directors (the “Board”) and for general corporate purposes. For the six months ended June 30, 2023, we repurchased $26.2 million of our Common Stock (including share repurchases not settled at the end of the period), and we paid $50.0 million in dividends to our stockholders. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

During the six months ended June 30, 2023, we invested approximately $5.0 million in Texas Pacific Water Resources LLC (“TPWR”) projects to maintain and/or enhance our water sourcing assets.

Cash Flows from Operating Activities

For the six months ended June 30, 2023 and 2022, net cash provided by operating activities was $199.3 million and $195.4 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, and easements and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the six months ended June 30, 2023 compared to the same period of 2022 primarily related to decreases in income tax payments and working capital requirements during 2023 as compared to 2022.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $27.7 million and $8.3 million, respectively. Our cash flows used in investing activities are primarily related to land acquisitions and capital expenditures related to our water services and operations segment.

Acquisitions of land increased $20.3 million for the six months ended June 30, 2023 compared to the same period of 2022 and were partially offset by a decrease of $1.1 million in capital expenditures during the same time period.

Cash Flows Used in Financing Activities

For the six months ended June 30, 2023 and 2022, net cash used in financing activities was $77.3 million and $225.6 million, respectively. Our cash flows used in financing primarily consist of activities which return capital to our stockholders such as payment of dividends and repurchases of our Common Stock.

During the six months ended June 30, 2023, we paid total dividends of $50.0 million consisting of cumulative paid cash dividends of $6.50 per share. During the six months ended June 30, 2022, we paid total dividends of $201.0 million consisting of cumulative paid cash dividends of $6.00 per share and special dividends of $20.00 per share. During the six months ended June 30, 2023 and 2022, we repurchased $26.2 million and $25.5 million of our Common Stock, respectively (including share repurchases not settled at the end of the period).

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil and gas royalties	$82,412	$121,268	$171,542	$225,440
Water sales	37,648	22,272	59,377	41,092
Produced water royalties	20,841	18,669	40,975	33,539
Easements and other surface-related income	18,708	13,990	33,677	23,182
Land sales and other operating revenue	1,000	71	1,400	352
Total revenues	160,609	176,270	306,971	323,605

Expenses:
Salaries and related employee expenses	10,596	9,588	21,189	18,973
Water service-related expenses	10,287	3,915	15,943	6,697
General and administrative expenses	3,329	3,674	6,884	6,641
Legal and professional fees	10,154	1,163	26,782	2,882
Ad valorem and other taxes	2,070	2,042	3,644	4,085
Depreciation, depletion and amortization	3,893	4,180	7,297	8,306
Total operating expenses	40,329	24,562	81,739	47,584

Operating income	120,280	151,708	225,232	276,021

Other income, net	6,871	630	12,260	706
Income before income taxes	127,151	152,338	237,492	276,727
Income tax expense	26,758	33,444	50,531	59,933
Net income	$100,393	$118,894	$186,961	$216,794

For the Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

Consolidated Revenues and Net Income:

Total revenues decreased $15.7 million, or 8.9%, to $160.6 million for the three months ended June 30, 2023 compared to $176.3 million for the three months ended June 30, 2022. This decrease was principally due to the $38.9 million decrease in oil and gas royalty revenue and was partially offset by the combined increase of $17.5 million in water sales and produced water royalties over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $100.4 million for the three months ended June 30, 2023 was 15.6% lower than the comparable period of 2022 as a result of both the decrease in revenues discussed above and the increase in operating expenses discussed further below under “Consolidated Expenses.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $10.6 million for the three months ended June 30, 2023 compared to $9.6 million for the comparable period of 2022. The increase in salaries and related employee expenses is principally related to an increase in number of employees and market compensation adjustments.

Water service-related expenses. Water service-related expenses increased $6.4 million to $10.3 million for the three months ended June 30, 2023 compared to the same period of 2022. Certain types of water-related expenses, including, but not limited to, transfer, treatment, and electricity, will vary from period to period as our customers’ needs and requirements change. Water purchase, transfer, and treatment costs for the three months ended June 30, 2023 increased primarily due to heightened sales activity compared to the same period of 2022. Additionally, higher demand for water within shorter time commitments and increases in cost due to inflation resulted in an increase in equipment rental and fuel expenses over the same time period.

Legal and professional fees. Legal and professional fees were $10.2 million for the three months ended June 30, 2023 compared to $1.2 million for the comparable period of 2022. The increase is principally related to legal expenses associated with stockholder matters. See further discussion in Part II, Other Information — Item 1. Legal Proceedings.

Other income, net. Other income, net was $6.9 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. The increase in other income, net is primarily related to increased interest income earned on our cash balances as interest yields have risen during the three months ended June 30, 2023 compared to the same period of 2022.

Total income tax expense. Total income tax expense was $26.8 million and $33.4 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense is primarily related to decreased operating income resulting from decreased oil and gas royalty revenue and increased operating expenses.

For the Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

Consolidated Revenues and Net Income:

Total revenues decreased $16.6 million, or 5.1%, to $307.0 million for the six months ended June 30, 2023 compared to $323.6 million for the six months ended June 30, 2022. This decrease was principally due to the $53.9 million decrease in oil and gas royalty revenue and was partially offset by the combined increase of $25.7 million in water sales and produced water royalties over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $187.0 million for the six months ended June 30, 2023 was 13.8% lower than the comparable period of 2022, principally as a result of both the decrease in revenues discussed above and the increase in operating expenses discussed further below under “Consolidated Expenses.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $21.2 million for the six months ended June 30, 2023 compared to $19.0 million for the comparable period of 2022. This increase in salaries and related employee expenses is primarily related to an increase in number of employees and market compensation adjustments.

Water service related expenses. Water service-related expenses were $15.9 million for the six months ended June 30, 2023 compared to $6.7 million for the same period of 2022. Certain types of water-related expenses, including, but not limited to, transfer, treatment, and electricity, will vary from period to period as our customers’ needs and requirements change. Water purchase, transfer, and treatment expenses increased for the six months ended June 30, 2023 compared to the same period of 2022 principally as a result of heightened sales activity in 2023. Additionally, higher demand for water within shorter time commitments and increases in cost due to inflation resulted in an increase in equipment rental and fuel expenses over the same time period.

Legal and professional fees. Legal and professional fees were $26.8 million for the six months ended June 30, 2023 compared to $2.9 million for the comparable period of 2022. The increase is principally related to legal expenses associated with stockholder matters. See further discussion in Part II, Other Information — Item 1. Legal Proceedings.

Other income, net. Other income, net was $12.3 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. The increase in other income, net is primarily related to increased interest income earned on our cash balances as interest yields have risen during 2023.

Total income tax expense. Total income tax expense was $50.5 million and $59.9 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense is primarily related to decreased operating income resulting from decreased oil and gas royalty revenue and increased operating expenses.

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

Our oil and gas royalty revenue, and, in turn, our results of operations for the three and six months ended June 30, 2023 have been impacted by declining commodity prices compared to 2022. The decline in oil and gas royalty revenues has been largely offset by increases in revenues derived from water sales, easements and other surface-related income, and produced water royalties which have been positively impacted by ongoing development activity in the Permian Basin.

For the Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended June 30,
	2023		2022
Revenues:
Land and resource management:
Oil and gas royalties	$82,412	51%	$121,268	68%
Easements and other surface-related income	17,908	11%	12,046	7%
Land sales and other operating revenue	1,000	1%	71	—%
Total land and resource management revenue	101,320	63%	133,385	75%

Water services and operations:
Water sales	37,648	24%	22,272	13%
Produced water royalties	20,841	13%	18,669	11%
Easements and other surface-related income	800	—%	1,944	1%
Total water services and operations revenue	59,289	37%	42,885	25%
Total consolidated revenues	$160,609	100%	$176,270	100%

Net income:
Land and resource management	$69,633	69%	$96,074	81%
Water services and operations	30,760	31%	22,820	19%
Total consolidated net income	$100,393	100%	$118,894	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $32.1 million, or 24.0%, to $101.3 million for the three months ended June 30, 2023 as compared to the same period of 2022. The decrease in Land and Resource Management segment revenues is due to a $38.9 million decrease in oil and gas royalty revenue for three months ended June 30, 2023 compared to the same period of 2022. The decrease in oil and gas royalty revenue was partially offset by an increase in easements and other surface-related income over the same time period.

Oil and gas royalties. Oil and gas royalty revenue was $82.4 million for the three months ended June 30, 2023 compared to $121.3 million for the three months ended June 30, 2022, a decrease of 32.0%. Oil and gas royalties decreased $38.9 million due to lower average commodity prices for the three months ended June 30, 2023 compared to the same period of 2022. The average realized price declined 45.9% to $38.04 per barrel of oil equivalent (“Boe”) for the three months ended June 30, 2023 from $70.36 per Boe for the three months ended June 30, 2022. The decrease in the average realized price per Boe was partially offset by an increase in production volumes. Our share of production increased to 24.9 thousand Boe per day for the three months ended June 30, 2023 compared to 19.8 thousand Boe per day for the same period of 2022.

The financial and operational data by royalty stream is presented in the table below for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Our share of production volumes (1):
Oil (MBbls)	1,000	813
Natural gas (MMcf)	3,782	2,912
NGL (MBbls)	638	507
Equivalents (MBoe)	2,269	1,805
Equivalents per day (MBoe/d)	24.9	19.8

Oil and gas royalty revenue (in thousands):
Oil royalties	$70,183	$83,966
Natural gas royalties	3,775	17,650
NGL royalties	8,454	19,652
Total oil and gas royalties	$82,412	$121,268

Realized prices:
Oil ($/Bbl)	$73.46	$108.16
Natural gas ($/Mcf)	$1.08	$6.55
NGL ($/Bbl)	$14.33	$41.93
Equivalents ($/Boe)	$38.04	$70.36

(1)Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Easements and other surface-related income. Easements and other surface-related income was $17.9 million for the three months ended June 30, 2023, an increase of 48.7% compared to $12.0 million for the three months ended June 30, 2022. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The increase in easements and other surface-related income is principally related to increases of $2.4 million in pipeline easements, $1.8 million in material sales, and $0.7 million in commercial leases for the three months ended June 30, 2023 compared to the same period of 2022. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended June 30, 2023.

Land sales and other operating revenue. Land sales and other operating revenue was $1.0 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, we sold 34 acres of land for an aggregate sales price of $1.0 million. We did not sell any land during the three months ended June 30, 2022.

Net income. Net income for the Land and Resource Management segment was $69.6 million for the three months ended June 30, 2023 compared to $96.1 million for the three months ended June 30, 2022. Segment operating income decreased $41.1 million for the three months ended June 30, 2023 compared to the same period of 2022, largely driven by the $38.9 million decrease in oil and gas royalty revenue and the $9.0 million increase in legal and professional fees. These changes were partially offset by an $8.5 million decrease in income tax expense and a $6.2 million increase in other income, net over the same time periods. Expenses are discussed further above under “Results of Operations.”

Water Services and Operations

Water Services and Operations segment revenues increased 38.3% to $59.3 million for the three months ended June 30, 2023 as compared with revenues of $42.9 million for the same period of 2022. The increase in Water Services and Operations segment revenues is due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $15.4 million to $37.6 million for the three months ended June 30, 2023, compared to the same period of 2022. The growth in water sales is principally due to an increase of approximately 38.5% in water sales volumes for the three months ended June 30, 2023, compared to the same period of 2022. This increase in volumes is partially attributable to increased activity in contracted areas of mutual interests (“AMI”).

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any saltwater disposal wells. Produced water royalties were $20.8 million for the three months ended June 30, 2023 compared to $18.7 million for the same period in 2022. This increase is principally due to increased produced water volumes for the three months ended June 30, 2023 compared to the same period of 2022.

Easements and other surface-related income. Easements and other surface-related income was $0.8 million for the three months ended June 30, 2023, a decrease of $1.1 million compared to the same period in 2022. The decrease in easements and other surface-related income relates to a decrease in temporary permits for sourced water lines for the three months ended June 30, 2023, compared to the same period in 2022.

Net income. Net income for the Water Services and Operations segment was $30.8 million for the three months ended June 30, 2023 compared to $22.8 million for the three months ended June 30, 2022. Segment operating income increased $9.7 million for the three months ended June 30, 2023 compared to the same period of 2022. The increase is principally due to the $16.4 million increase in segment revenues and was partially offset by the $6.4 million increase in water service-related expenses and the $1.8 million increase in income tax expense. Expenses are discussed further above under “Results of Operations.”

For the Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Six Months Ended June 30,
	2023		2022
Revenues:
Land and resource management:
Oil and gas royalty revenue	$171,542	56%	$225,440	70%
Easements and other surface-related income	32,401	11%	20,940	6%
Land sales and other operating revenue	1,400	—%	352	—%
Total land and resource management revenue	205,343	67%	246,732	76%

Water services and operations:
Water sales	59,377	20%	41,092	13%
Produced water royalties	40,975	13%	33,539	10%
Easements and other surface-related income	1,276	—%	2,242	1%
Total water services and operations revenue	101,628	33%	76,873	24%
Total consolidated revenues	$306,971	100%	$323,605	100%

Net income:
Land and resource management	$134,976	72%	$177,230	82%
Water services and operations	51,985	28%	39,564	18%
Total consolidated net income	$186,961	100%	$216,794	100%

Land and Resource Management

Land and Resource Management segment revenues decreased 16.8% to $205.3 million for the six months ended June 30, 2023 as compared with $246.7 million for the comparable period of 2022. The decrease in Land and Resource Management segment revenues is principally due to the $53.9 million decrease in oil and gas royalty revenue, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $171.5 million for the six months ended June 30, 2023 compared to $225.4 million for the six months ended June 30, 2022, a decrease of $53.9 million. Oil and gas royalties for the six months ended June 30, 2023 included an $8.7 million recovery, discussed further in the following paragraph. Excluding the $8.7 million recovery, oil and gas royalties decreased $62.6 million due to lower average commodity prices in the six months ended June 30, 2023 compared to the same period of 2022. Our share of crude oil, natural gas and NGL production volumes was 22.9 thousand Boe per day for the six months ended June 30, 2023 compared to 20.3 thousand Boe per day for the same period of 2022. The average realized prices were $74.24 per barrel of oil, $2.25 per Mcf of natural gas, and $19.34 per barrel of NGL, for a total equivalent price of $41.08 per Boe for the six months ended June 30, 2023, a decrease of 36.0% over a total equivalent price of $64.22 per Boe for the same period of 2022.

As part of an ongoing arbitration between TPL and an operator with respect to underpayment of oil and gas royalties resulting from improper deductions of post-production costs for periods before and through April 2022, the operator has agreed to pay $8.7 million to TPL (the “$8.7 Million Stipulation”). This amount has been recorded as a receivable and included in oil and gas royalty revenue in the condensed consolidated income statement and in the table above for the six months ended June 30, 2023.

The table below provides financial and operational data by royalty stream for the six months ended June 30, 2023 and 2022 and excludes the $8.7 Million Stipulation discussed above:

	Six Months Ended June 30,
	2023	2022
Our share of production volumes (1):
Oil (MBbls)	1,792	1,609
Natural gas (MMcf)	7,088	6,191
NGL (MBbls)	1,177	1,035
Equivalents (MBoe)	4,151	3,676
Equivalents per day (MBoe/d)	22.9	20.3

Oil and gas royalty revenue (in thousands)(1):
Oil royalties	$127,077	$155,647
Natural gas royalties	14,731	33,825
NGL royalties	21,069	35,968
Total oil and gas royalties	$162,877	$225,440

Realized prices(1):
Oil ($/Bbl)	$74.24	$101.27
Natural gas ($/Mcf)	$2.25	$5.91
NGL ($/Bbl)	$19.34	$37.59
Equivalents ($/Boe)	$41.08	$64.22

(1)The metrics provided exclude the impact of the $8.7 Million Stipulation discussed above.

Easements and other surface-related income. Easements and other surface-related income was $32.4 million for the six months ended June 30, 2023, an increase of 54.7% compared to $20.9 million for the six months ended June 30, 2022. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The increase in easements and other surface-related income is principally related to increases of $4.1 million in pipeline easement income, $4.0 million in material sales, and $1.0 million in commercial lease revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the six months ended June 30, 2023 relative to the same time period of 2022.

Land sales and other operating revenue. Land sales and other operating revenue was $1.4 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, we sold 43 acres of land for an aggregate sales price of approximately $1.4 million. For the six months ended June 30, 2022, there were no significant land sales.

Net income. Net income for the Land and Resource Management segment decreased 23.8% to $135.0 million for the six months ended June 30, 2023 compared to $177.2 million for the comparable period in 2022. Segment operating income decreased $66.2 million for the six months ended June 30, 2023 compared to the same period of 2022, largely driven by the $53.9 million decrease in oil and gas royalty revenue and the $23.7 million increase in legal and professional fees. These changes were partially offset by a $12.5 million decrease in income tax expense and an $11.4 million increase in other income, net over the same time periods. Expenses are discussed further above under “Results of Operations — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 32.2% to $101.6 million for the six months ended June 30, 2023 as compared with $76.9 million for the comparable period of 2022. The increase in Water Services and Operations segment revenues is principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $18.3 million to $59.4 million for the six months ended June 30, 2023 compared to the same period of 2022. The growth in water sales is principally due to an increase of approximately 30.8% in water sales volumes for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase in volumes is partially attributable to increased activity in contracted AMI.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $41.0 million for the six months ended June 30, 2023 compared to $33.5 million compared to the same period in 2022. This increase is principally due to increased produced water volumes for the six months ended June 30, 2023 compared to the same period of 2022.

Easements and other surface-related income. Easements and other surface-related income was $1.3 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in easements and other surface-related income relates to a decrease in temporary permits for sourced water lines for the six months ended June 30, 2023 compared to the same period in 2022.

Net income. Net income for the Water Services and Operations segment was $52.0 million for the six months ended June 30, 2023 compared to $39.6 million for the same period in 2022. Segment operating income increased $15.4 million for the six months ended June 30, 2023 compared to the same period of 2022. The increase is principally due to the $24.8 million increase in segment revenues and was partially offset by the $9.2 million increase in water service-related expenses and the $3.1 million increase in income tax expense. Expenses are discussed further above under “Results of Operations — Consolidated.”

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and Free Cash Flow for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$100,393	$118,894	$186,961	$216,794
Add:
Income tax expense	26,758	33,444	50,531	59,933
Depreciation, depletion and amortization	3,893	4,180	7,297	8,306
EBITDA	131,044	156,518	244,789	285,033
Add:
Employee share-based compensation	2,559	1,760	4,715	3,079
Adjusted EBITDA	133,603	158,278	249,504	288,112
Less:
Current income tax expense	(27,125)	(33,992)	(51,204)	(60,887)
Capital expenditures	(1,371)	(7,342)	(5,144)	(10,347)
Free Cash Flow	$105,107	$116,944	$193,156	$216,878

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

There have been no changes during the quarter ended June 30, 2023 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

TPL is not involved in any material pending legal proceedings other than the item disclosed below.

On November 23, 2022, TPL filed a complaint in Delaware Chancery Court (“the Court”) against Horizon Kinetics, LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors LLC, and SoftVest, L.P. (collectively, the “Stockholder Defendants”) under the caption Texas Pacific Land Corporation v. Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors, LLC, and SoftVest L.P. (C.A. No. 2022-1066-JTL) (the “Action”). Horizon Kinetics LLC and Horizon Kinetics Asset Management LLC are affiliated with Murray Stahl, a member of the Board, and Softvest Advisors, LLC and SoftVest L.P. are affiliated with Eric Oliver, a member of the Board. TPL filed the Action to resolve a disagreement with the Stockholder Defendants over their voting commitments pursuant to the Stockholders’ Agreement with the Company. A trial was held on April 17, 2023, and post-trial oral arguments occurred on June 30, 2023. No ruling has been issued as of this date.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, the Company repurchased shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2023	1,142	$1,645	1,142
May 1 through May 31, 2023	8,043	1,349	8,043
June 1 through June 30, 2023	4,990	1,365	4,990
Total	14,175	$1,379	14,175	$223,775,340

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	August 2, 2023	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	August 2, 2023	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer