Form 10-Q
period 2023-09-30
Texas Pacific Land Corp
filed 2023-11-01
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Yes ☐ No ☑

As of October 30, 2023, the Registrant had 7,674,867 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$654,158	$510,834
Accounts receivable and accrued receivables, net	126,215	103,983
Prepaid expenses and other current assets	5,105	7,427
Tax like-kind exchange escrow	5,380	6,348
Prepaid income taxes	—	4,809
Total current assets	790,858	633,401
Real estate acquired	130,024	109,704
Property, plant and equipment, net	86,600	85,478
Royalty interests acquired, net	47,213	45,025
Intangible assets, net	21,308	—
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Other assets	3,315	3,819
Total assets	$1,079,318	$877,427
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$29,027	$23,443
Ad valorem and other taxes payable	7,960	8,497
Income taxes payable	4,281	3,167
Unearned revenue	6,102	4,488
Total current liabilities	47,370	39,595
Deferred taxes payable	40,117	41,151
Unearned revenue - noncurrent	25,664	21,708
Accrued liabilities - noncurrent	1,609	2,086
Total liabilities	114,760	104,540

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,675,994 and 7,695,679 outstanding as of September 30, 2023 and December 31, 2022, respectively	78	78
Treasury stock, at cost; 80,162 and 60,477 shares as of September 30, 2023 and December 31, 2022, respectively	(133,852)	(104,139)
Additional paid-in capital	12,382	8,293
Accumulated other comprehensive income	2,439	2,516
Retained earnings	1,083,511	866,139
Total equity	964,558	772,887
Total liabilities and equity	$1,079,318	$877,427

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Oil and gas royalties	$87,102	$130,298	$258,644	$355,738
Water sales	26,422	24,426	85,799	65,518
Produced water royalties	20,849	19,129	61,824	52,668
Easements and other surface-related income	18,188	14,129	51,865	37,311
Land sales and other operating revenue	5,406	3,129	6,806	3,481
Total revenues	157,967	191,111	464,938	514,716

Expenses:
Salaries and related employee expenses	11,499	10,697	32,688	29,670
Water service-related expenses	8,553	6,348	24,496	13,045
General and administrative expenses	3,903	3,120	10,787	9,761
Legal and professional fees	1,689	2,106	28,471	4,988
Ad valorem and other taxes	1,781	2,868	5,425	6,953
Depreciation, depletion and amortization	3,584	3,917	10,881	12,223
Total operating expenses	31,009	29,056	112,748	76,640

Operating income	126,958	162,055	352,190	438,076

Other income, net	7,979	1,920	20,239	2,626
Income before income taxes	134,937	163,975	372,429	440,702
Income tax expense	29,363	34,138	79,894	94,071
Net income	$105,574	$129,837	$292,535	$346,631

Other comprehensive (loss) income — periodic pension costs, net of income taxes for the three and nine months ended September 30, 2023 and 2022 of $7, $3, $21, and $8, respectively	(26)	8	(77)	24
Total comprehensive income	$105,548	$129,845	$292,458	$346,655

Net income per share of common stock
Basic	$13.75	$16.83	$38.07	$44.84
Diluted	$13.74	$16.82	$38.04	$44.82

Weighted average number of shares of common stock outstanding
Basic	7,675,521	7,714,796	7,684,691	7,729,866
Diluted	7,681,774	7,720,221	7,690,985	7,733,505

Cash dividends per share of common stock	$3.25	$3.00	$9.75	$29.00

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$292,535	$346,631
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,034)	(840)
Depreciation, depletion and amortization	10,881	12,223
Share-based compensation	8,112	5,616
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(19,554)	(45,065)
Operating liabilities, excluding income taxes	9,995	16,901
Income taxes payable	1,114	(20,821)
Prepaid income taxes	4,809	—
Cash provided by operating activities	306,858	314,645

Cash flows from investing activities:
Acquisition of intangible assets	(21,403)	—
Acquisition of real estate	(20,320)	(12)
Acquisition of royalty interests	(3,566)	(1,662)
Purchase of fixed assets	(10,630)	(13,023)
Proceeds from sale of fixed assets	5	106
Cash used in investing activities	(55,914)	(14,591)

Cash flows from financing activities:
Dividends paid	(74,979)	(224,130)
Repurchases of common stock	(32,325)	(57,578)
Shares exchanged for tax withholdings	(1,284)	—
Cash used in financing activities	(108,588)	(281,708)

Net increase in cash, cash equivalents and restricted cash	142,356	18,346
Cash, cash equivalents and restricted cash, beginning of period	517,182	428,242
Cash, cash equivalents and restricted cash, end of period	$659,538	$446,588

Supplemental disclosure of cash flow information:
Income taxes paid	$74,984	$115,609
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$—	$4,174
Increase in accounts payable related to capital expenditures	$(243)	$(868)
Share repurchases and associated excise taxes not settled at the end of the period	$481	$1,090
Operating lease right-of-use assets	$—	$1,364

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Description of Business Segments

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 868,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) in the western part of Texas.

TPL’s income is derived primarily from oil, gas and produced water royalties, sales of water and land, easements, and commercial leases of the Company’s land.

On January 11, 2021, we completed our reorganization from a business trust, Texas Pacific Land Trust, organized under a Declaration of Trust dated February 1, 1888 (the “Declaration of Trust”), into Texas Pacific Land Corporation, a corporation formed and existing under the laws of the state of Delaware (the “Corporate Reorganization”).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022, respectively, and its cash flows for the nine months ended September 30, 2023 and 2022, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$654,158	$510,834
Tax like-kind exchange escrow	5,380	6,348
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$659,538	$517,182

Intangible Assets, Net

Intangible assets include a saltwater disposal easement and acquired groundwater rights. When the Company acquires intangible assets that are attached to real estate and/or other tangible assets, an allocation of the total purchase price, including any direct costs of the acquisition, is made at the date of acquisition based on the estimated relative fair values of the assets acquired.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, with remaining useful lives from 15 to 20 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In such event, the fair value of the asset is determined using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, a loss for the difference between the carrying value and the estimated fair value of the intangible asset is recognized in the statement of income.

Reclassifications

Certain financial information on the condensed consolidated balance sheet as of December 31, 2022 and condensed consolidated statement of income and total comprehensive income for the three and nine months ended September 30, 2022 has been revised to conform to the current year presentation. These revisions include a balance sheet reclassification of $454,000 of other taxes payable previously included in accounts payable and accrued expenses to ad valorem and other taxes payable and an income statement reclassification of $33,000 and $97,000 of property taxes previously included in general and administrative expenses to ad valorem and other taxes for the three and nine months ended September 30, 2022, respectively.

3.    Real Estate Activity

As of September 30, 2023 and December 31, 2022, TPL owned the following land and real estate (in thousands, except number of acres):

	September 30, 2023		December 31, 2022
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,999	$—	817,060	$—
Real estate acquired	69,447	130,024	57,306	109,704
Total real estate situated in Texas	868,446	$130,024	874,366	$109,704

(1)Real estate assigned through the Declaration of Trust.

Land Sales

For the nine months ended September 30, 2023, we sold 18,061 acres of land in Texas for an aggregate sales price of $6.8 million. For the nine months ended September 30, 2022, we sold 129 acres of land in Texas for an aggregate sales price of $3.3 million. There was no carrying value in the land associated with these sales.

Land Acquisitions

For the nine months ended September 30, 2023, we acquired 12,141 acres of land in Texas for an aggregate purchase price of $20.0 million. There were no significant land acquisitions for the nine months ended September 30, 2022.

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Property, plant and equipment, at cost:
Water service-related assets	$135,293	$125,166
Furniture, fixtures and equipment	9,907	9,718
Other	598	598
Total property, plant and equipment, at cost	145,798	135,482
Less: accumulated depreciation	(59,198)	(50,004)
Property, plant and equipment, net	$86,600	$85,478

Depreciation expense was $3.0 million and $3.6 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $9.3 million and $11.4 million for the nine months ended September 30, 2023 and 2022, respectively.

5.    Oil and Gas Royalty Interests

As of September 30, 2023 and December 31, 2022, we owned the following oil and gas royalty interests (in thousands):

	September 30, 2023	December 31, 2022
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (1)	—	—
Royalty interests acquired, at cost	51,494	47,928
Total royalty interests	51,494	47,928
Less: accumulated depletion	(4,281)	(2,903)
Royalty interests, net	$47,213	$45,025

(1)Royalty interests assigned through the Declaration of Trust.

Acquisitions

For the nine months ended September 30, 2023, we acquired oil and gas royalty interests in 119 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $3.6 million. For the nine months ended September 30, 2022, we acquired oil and gas royalty interests in 92 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $1.7 million.

Depletion expense was $0.5 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Depletion expense was $1.4 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

6.    Intangible Assets

Intangible assets, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$—
Groundwater rights acquired	3,846	—
Total intangible assets, at cost (1)	21,403	—
Less: accumulated amortization	(95)	—
Intangible assets, net	$21,308	$—

(1)The remaining weighted average amortization period for total intangible assets was 19.0 years as of September 30, 2023.

Acquisitions

For the nine months ended September 30, 2023, we acquired a saltwater disposal easement and groundwater rights in separate transactions for an aggregate cost of approximately $21.4 million. We had no intangible assets as of December 31, 2022.

Amortization of intangible assets was $0.1 million for the three and nine months ended September 30, 2023. The estimated future annual amortization expense of intangible assets is $0.4 million for the remainder of 2023, $1.1 million for 2024, $1.1 million for 2025, $1.1 million for 2026, $1.1 million for 2027, $1.1 million for 2028 and $15.4 million thereafter.

7.    Share-Based Compensation

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

On October 31, 2023,the 2021 Plan was amended to revise the definitions of Cause, Change in Control, and Good Reason to align these definitions with the definitions provided in an employee’s employment agreement and any severance plan maintained by the Company. In addition, the related forms of Restricted Stock Unit Award Agreement, RTSR performance Unit Award Agreement and FCF/Share Performance Unit Award Agreement were adjusted.

On October 31, 2023, the 2021 Directors Plan was amended to (i) eliminate the one year vesting provision for annual grants and (ii) provide that certain plan administrative functions will be responsibility of the Compensation Committee of the Company’s board of directors, including determining grant recipients, establishing grant terms and conditions, and adopting certain amendments to the plan.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) that may be issued under the 2021 Plan is 75,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of September 30, 2023, 54,718 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSAs and RSUs under the 2021 Plan for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023				2022
	Restricted Stock Awards		Restricted Stock Units		Restricted Stock Awards		Restricted Stock Units
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period (1)	1,337	$1,252	5,612	$1,323	3,330	$1,252	—	$—
Granted (2)	—	—	2,848	1,924	—	—	5,612	1,323
Vested (3)	—	—	(1,864)	1,324	—	—	—	—
Cancelled and forfeited	—	—	—	—	—	—	—	—
Nonvested at end of period	1,337	$1,252	6,596	$1,583	3,330	$1,252	5,612	$1,323

(1)RSAs were granted on December 29, 2021: 1,993 shares vested on December 29, 2022 and 1,337 shares will vest on December 29, 2023.
(2)RSUs vest in one-third increments over a three-year period.
(3)Of the 1,864 shares that vested during the nine months ended September 30, 2023, 669 shares were surrendered upon vesting by employees to the Company to settle tax withholdings.

The following table summarizes activity related to PSUs for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
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

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of September 30, 2023, 8,815 shares of Common Stock remained available under the 2021 Directors Plan for future grants.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	699	$1,281	—	$—
Granted (1)	486	2,344	784	1,277
Vested	(699)	1,281	—	—
Cancelled and forfeited	—	—	(85)	1,249
Nonvested at end of period	486	$2,344	699	$1,281

(1)RSAs vest on the first anniversary of the grant date.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Salaries and related employee expenses (employee awards)	$2,502	$1,910	$7,217	$4,989
General and administrative expenses (director awards)	287	211	895	627
Total share-based compensation expense (1)	$2,789	$2,121	$8,112	$5,616

(1)The Company recognized a tax benefit of $0.6 million and $0.4 million related to share-based compensation for the three months ended September 30, 2023 and 2022, respectively. The Company recognized a tax benefit of $1.7 million and $1.2 million related to share-based compensation for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $11.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.3 years.

8.    Income Taxes

The calculation of our effective tax rate is as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before income taxes	$134,937	$163,975	$372,429	$440,702
Income tax expense	$29,363	$34,138	$79,894	$94,071
Effective tax rate	21.8%	20.8%	21.5%	21.3%

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

The following table sets forth the computation of EPS for the three and nine months ended September 30, 2023 and 2022 (in thousands, except number of shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$105,574	$129,837	$292,535	$346,631

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	7,675,521	7,714,796	7,684,691	7,729,866
Basic earnings per share	$13.75	$16.83	$38.07	$44.84

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	7,675,521	7,714,796	7,684,691	7,729,866
Effect of dilutive securities:
Incentive and equity compensation plans	6,253	5,425	6,294	3,639
Weighted average shares outstanding for diluted earnings per share	7,681,774	7,720,221	7,690,985	7,733,505
Diluted earnings per share	$13.74	$16.82	$38.04	$44.82

Restricted stock is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until such time as the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they are anti-dilutive for the three and nine months ended September 30, 2023.

10.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of September 30, 2023.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization, we have received notice from a third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of September 30, 2023.

Ongoing Arbitration with an Operator

As part of an ongoing arbitration between TPL and an operator with respect to underpayment of oil and gas royalties resulting from improper deductions of post-production costs for periods before and through April 2022, the operator has agreed to pay $8.7 million to TPL. This amount has been recorded as a receivable and included in oil and gas royalty revenue in the condensed consolidated income statement for the nine months ended September 30, 2023.

11.    Changes in Equity

The following tables present changes in our equity for the nine months ended September 30, 2023 and 2022 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
For the nine months ended September 30, 2023:
Balances as of December 31, 2022	7,695,679	$78	60,477	$(104,139)	$8,293	$2,516	$866,139	$772,887
Net income	—	—	—	—	—	—	86,568	86,568
Dividends paid — $3.25 per share of common stock	—	—	—	—	—	—	(25,061)	(25,061)
Share-based compensation, net of forfeitures	1,756	—	(1,756)	3,033	(560)	—	(103)	2,370
Repurchases of common stock, including excise taxes of $67	(3,627)	—	3,627	(6,749)	—	—	—	(6,749)
Shares exchanged for tax withholdings	(488)	—	488	(939)	—	—	—	(939)
Periodic pension costs, net of income taxes of $6	—	—	—	—	—	(25)	—	(25)
Balances as of March 31, 2023	7,693,320	78	62,836	(108,794)	7,733	2,491	927,543	829,051
Net income	—	—	—	—	—	—	100,393	100,393
Dividends paid — $3.25 per share of common stock	—	—	—	—	—	—	(24,966)	(24,966)
Share-based compensation, net of forfeitures	—	—	—	—	2,849	—	(43)	2,806
Repurchases of common stock, including excise taxes of $165	(14,175)	—	14,175	(19,708)	—	—	—	(19,708)
Periodic pension costs, net of income taxes of $8	—	—	—	—	—	(26)	—	(26)
Balances as of June 30, 2023	7,679,145	78	77,011	(128,502)	10,582	2,465	1,002,927	887,550
Net income	—	—	—	—	—	—	105,574	105,574
Dividends paid — $3.25 per share of common stock	—	—	—	—	—	—	(24,952)	(24,952)
Share-based compensation, net of forfeitures	594	—	(594)	990	1,800	—	(38)	2,752
Repurchases of common stock, including excise taxes of $50	(3,564)	—	3,564	(5,995)	—	—	—	(5,995)
Shares exchanged for tax withholdings	(181)	—	181	(345)	—	—	—	(345)
Periodic pension costs, net of income taxes of $7	—	—	—	—	—	(26)	—	(26)
Balances as of September 30, 2023	7,675,994	$78	80,162	$(133,852)	$12,382	$2,439	$1,083,511	$964,558

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
For the nine months ended September 30, 2022:
Balances as of December 31, 2021	7,744,695	$78	11,461	$(15,417)	$28	$(1,007)	$668,029	$651,711
Net income	—	—	—	—	—	—	97,900	97,900
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,224)	(23,224)
Share-based compensation, net of forfeitures	595	—	(595)	800	1,477	—	(796)	1,481
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of March 31, 2022	7,745,290	78	10,866	(14,617)	1,505	(999)	741,909	727,876
Net income	—	—	—	—	—	—	118,894	118,894
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,188)	(23,188)
Special dividends paid — $20.00 per share of common stock	—	—	—	—	—	—	(154,586)	(154,586)
Share-based compensation, net of forfeitures	104	—	(104)	140	1,851	—	(180)	1,811
Repurchases of common stock	(17,478)	—	17,478	(25,534)	—	—	—	(25,534)
Periodic pension costs, net of income taxes of $2	—	—	—	—	—	8	—	8
Balances as of June 30, 2022	7,727,916	78	28,240	(40,011)	3,356	(991)	682,849	645,281
Net income	—	—	—	—	—	—	129,837	129,837
Dividends paid — $3.00 per share of common stock	—	—	—	—	—	—	(23,132)	(23,132)
Share-based compensation, net of forfeitures	—	—	—	—	2,121	—	(30)	2,091
Repurchases of common stock	(19,071)	—	19,071	(32,915)	—	—	—	(32,915)
Periodic pension costs, net of income taxes of $3	—	—	—	—	—	8	—	8
Balances as of September 30, 2022	7,708,845	$78	47,311	$(72,926)	$5,477	$(983)	$789,524	$721,170

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

The Land and Resource Management segment encompasses the business of managing our approximately 868,000 surface acres of land and our oil and gas royalty interests in West Texas, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following table presents segment financial results for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Land and resource management	$109,933	$147,215	$315,276	$393,947
Water services and operations	48,034	43,896	149,662	120,769
Total consolidated revenues	$157,967	$191,111	$464,938	$514,716

Net income:
Land and resource management	$82,884	$108,188	$217,860	$285,418
Water services and operations	22,690	21,649	74,675	61,213
Total consolidated net income	$105,574	$129,837	$292,535	$346,631

Capital expenditures:
Land and resource management	$47	$114	$191	$339
Water services and operations	5,196	1,694	10,196	11,816
Total capital expenditures	$5,243	$1,808	$10,387	$12,155

Depreciation, depletion and amortization:
Land and resource management	$703	$567	$2,233	$1,632
Water services and operations	2,881	3,350	8,648	10,591
Total depreciation, depletion and amortization	$3,584	$3,917	$10,881	$12,223

The following table presents total assets and property, plant and equipment, net by segment as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Land and resource management	$900,508	$735,193
Water services and operations	178,810	142,234
Total consolidated assets	$1,079,318	$877,427

Property, plant and equipment, net:
Land and resource management	$5,464	$5,998
Water services and operations	81,136	79,480
Total consolidated property, plant and equipment, net	$86,600	$85,478

13.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For the three months ended September 30, 2023 and 2022, our share of oil and gas produced was approximately 21.8 and 23.4 thousand Boe per day, respectively. For the nine months ended September 30, 2023 and 2022, our share of oil and gas produced was approximately 22.6 and 21.3 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 596 and 584 DUC wells subject to our royalty interest as of September 30, 2023 and December 31, 2022, respectively.

14.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On October 31, 2023, our board of directors declared a quarterly cash dividend of $3.25 per share, payable on December 15, 2023 to stockholders of record at the close of business on December 1, 2023.

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

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 868,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land and a 1/16th NPRI under approximately 371,000 acres of land, as well as approximately 4,000 additional net royalty acres (normalized to 1/8th), all located in the western part of Texas. The Company was originally organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. We completed our reorganization on January 11, 2021 from a business trust, Texas Pacific Land Trust, into Texas Pacific Land Corporation, a corporation formed and existing under the laws of the state of Delaware.

We are not an oil and gas producer. Our business activity is generated from surface and royalty interest ownership in West Texas, primarily in the Permian Basin. Our revenues are primarily derived from oil, gas and produced water royalties, sales of water and land, easements, and commercial leases. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by the owners and operators of not only the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, produced water royalties, easements, and other surface-related revenue.

For a further overview of our business and business segments, see Item 1. “Business — General” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Market Conditions

Average oil and gas prices during the third quarter of 2023 have declined compared to quarterly average prices during 2022. Oil prices continue to be impacted by certain actions by OPEC+, geopolitical factors, and evolving global supply and demand trends, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. In 2023, domestic natural gas prices have declined in part to growing supply. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently under construction by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Industry supply chains and labor supply remain constrained, which has contributed to elevated inflation, among other factors. Changes in macro-economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies active in the Permian Basin have generally increased their drilling and development activity in 2023 and 2022 compared to recent prior year activity levels. Per the U.S. Energy Information Administration (“EIA”), Permian production is currently in excess of 5.8 million barrels per day, which is higher than the average daily production of any year prior to 2023.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$82.25	$93.06	$77.27	$98.96
Henry Hub average price per mmbtu	$2.59	$8.03	$2.46	$6.74

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	640	634	641	627
Average monthly horizontal wells drilled	514	524	536	498
Average weekly horizontal rig count	314	353	330	313
DUCs as of September 30 for each applicable year	4,857	4,651	4,857	4,651

Total Average US weekly horizontal rig count (2)	578	692	642	643

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and nine months ended September 30, 2023 and 2022. Oil and gas prices in 2023 to date have decreased compared to the same period in 2022. Although E&P companies broadly continue to deploy capital at a measured pace, drilling and development activities across the Permian Basin have remained robust. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes but also directly impact our water sales and surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of September 30, 2023.

As of September 30, 2023, we had cash and cash equivalents of $654.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to repurchase our common stock, par value $0.01 per share (the “Common Stock”) subject to market conditions, to pay dividends subject to the discretion of our board of directors (the “Board”) and for general corporate purposes. For the nine months ended September 30, 2023, we paid $75.0 million in dividends to our stockholders and we repurchased $32.2 million of our Common Stock (including share repurchases not settled at the end of the period).

During the nine months ended September 30, 2023, we invested approximately $10.2 million in Texas Pacific Water Resources LLC (“TPWR”) projects to maintain and/or enhance our water sourcing assets. Additionally, we acquired intangible assets of $21.4 million during the nine months ended September 30, 2023, consisting of a saltwater disposal (“SWD”) easement and groundwater rights. The SWD easement covers approximately 49,000 acres and provides us future disposal opportunities to service injection customers seeking solutions for out-of-basin disposal. The groundwater rights provide us access to additional water volumes outside of our existing surface footprint to assist in managing fluctuations in customer demand.

We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Cash Flows from Operating Activities

For the nine months ended September 30, 2023 and 2022, net cash provided by operating activities was $306.9 million and $314.6 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The decrease in cash flows provided by operating activities for the nine months ended September 30, 2023 compared to the same period of 2022 primarily related to the decrease in operating income which was partially offset by changes in working capital requirements during 2023 as compared to 2022.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $55.9 million and $14.6 million, respectively. Our cash flows used in investing activities are primarily related to land acquisitions, intangible assets such as subsurface easements, and capital expenditures related to our water services and operations segment.

Acquisitions of intangible assets and land increased $21.4 million and $20.3 million, respectively, for the nine months ended September 30, 2023 compared to the same period of 2022 and were partially offset by a decrease of $2.4 million in capital expenditures during the same time period.

Cash Flows Used in Financing Activities

For the nine months ended September 30, 2023 and 2022, net cash used in financing activities was $108.6 million and $281.7 million, respectively. Our cash flows used in financing activities primarily consist of activities which return capital to our stockholders such as payment of dividends and repurchases of our Common Stock.

During the nine months ended September 30, 2023, we paid total dividends of $75.0 million consisting of cumulative paid cash dividends of $9.75 per share. During the nine months ended September 30, 2022, we paid total dividends of $224.1 million consisting of cumulative paid cash dividends of $9.00 per share and special dividends of $20.00 per share. During the nine months ended September 30, 2023 and 2022, we repurchased $32.2 million and $58.4 million of our Common Stock, respectively (including share repurchases not settled at the end of the period).

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Oil and gas royalties	$87,102	$130,298	$258,644	$355,738
Water sales	26,422	24,426	85,799	65,518
Produced water royalties	20,849	19,129	61,824	52,668
Easements and other surface-related income	18,188	14,129	51,865	37,311
Land sales and other operating revenue	5,406	3,129	6,806	3,481
Total revenues	157,967	191,111	464,938	514,716

Expenses:
Salaries and related employee expenses	11,499	10,697	32,688	29,670
Water service-related expenses	8,553	6,348	24,496	13,045
General and administrative expenses	3,903	3,120	10,787	9,761
Legal and professional fees	1,689	2,106	28,471	4,988
Ad valorem and other taxes	1,781	2,868	5,425	6,953
Depreciation, depletion and amortization	3,584	3,917	10,881	12,223
Total operating expenses	31,009	29,056	112,748	76,640

Operating income	126,958	162,055	352,190	438,076

Other income, net	7,979	1,920	20,239	2,626
Income before income taxes	134,937	163,975	372,429	440,702
Income tax expense	29,363	34,138	79,894	94,071
Net income	$105,574	$129,837	$292,535	$346,631

For the Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

Consolidated Revenues and Net Income:

Total revenues decreased $33.1 million, or 17.3%, to $158.0 million for the three months ended September 30, 2023 compared to $191.1 million for the three months ended September 30, 2022. This decrease was principally due to the $43.2 million decrease in oil and gas royalty revenue and was partially offset by the $4.1 million increase in easements and other surface-related income, and the combined increase of $3.7 million in water sales and produced water royalties over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $105.6 million for the three months ended September 30, 2023 was 18.7% lower than the comparable period of 2022 principally as a result of the decrease in revenues discussed above.

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $11.5 million for the three months ended September 30, 2023 compared to $10.7 million for the comparable period of 2022. The increase in salaries and related employee expenses is principally related to an increase in the number of employees and market compensation adjustments.

Water service-related expenses. Water service-related expenses increased $2.2 million to $8.6 million for the three months ended September 30, 2023 compared to the same period of 2022. Certain types of water-related expenses, including, but not limited to, transfer, treatment, and water purchases, will vary from period to period as our customers’ needs and requirements change. Water purchase, transfer, and treatment costs for the three months ended September 30, 2023 increased primarily due to increased water sales compared to the same period of 2022. These increases were partially offset by a decrease in fuel expenses resulting from lower average fuel costs over the same time period.

General and administrative expenses. General and administrative expenses were $3.9 million for the three months ended September 30, 2023 compared to $3.1 million for the same period of 2022. The increase in general and administrative expenses during the three months ended September 30, 2023 compared to the same period of 2022 was principally related to increases in expenses for technology applications and managed IT services and corporate insurance expenses, resulting from increased coverages and insurance rates.

Ad valorem and other taxes. Ad valorem and other taxes were $1.8 million for the three months ended September 30, 2023, compared to $2.9 million for the three months ended September 30, 2022. Ad valorem taxes for the three months ended September 30, 2022 included payments for prior year ad valorem tax liabilities which had not been paid by the third party responsible for those ad valorem taxes. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from a third party that it no longer intends to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third party, we have accrued and/or paid an estimate of such taxes in order to protect the royalty interests from any potential tax liens for nonpayment of ad valorem taxes. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the amount and/or likelihood of such reimbursement, and accordingly, have not recorded a loss recovery receivable as of September 30, 2022.

Other income, net. Other income, net was $8.0 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase in other income, net is primarily related to increased interest income earned on our cash balances for the three months ended September 30, 2023 compared to the same period of 2022. Higher cash balances and interest yields during this period contributed to the increase in interest income.

Total income tax expense. Total income tax expense was $29.4 million and $34.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in income tax expense is primarily related to decreased operating income resulting from decreased oil and gas royalty revenue.

For the Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

Consolidated Revenues and Net Income:

Total revenues decreased $49.8 million, or 9.7%, to $464.9 million for the nine months ended September 30, 2023 compared to $514.7 million for the nine months ended September 30, 2022. This decrease was principally due to the $97.1 million decrease in oil and gas royalty revenue and was partially offset by the combined increase of $29.4 million in water sales and produced water royalties and the $14.6 million increase in easements and other surface-related income over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $292.5 million for the nine months ended September 30, 2023 was 15.6% lower than the comparable period of 2022, principally as a result of both the decrease in revenues discussed above and the increase in operating expenses discussed further below under “Consolidated Expenses.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $32.7 million for the nine months ended September 30, 2023 compared to $29.7 million for the comparable period of 2022. This increase in salaries and related employee expenses is primarily related to an increase in the number of employees and market compensation adjustments.

Water service related expenses. Water service-related expenses were $24.5 million for the nine months ended September 30, 2023 compared to $13.0 million for the same period of 2022. Certain types of water-related expenses, including, but not limited to, transfer, treatment, and water purchases, will vary from period to period as our customers’ needs and requirements change. Water purchase, transfer, and treatment expenses increased for the nine months ended September 30, 2023 compared to the same period of 2022 principally as a result of heightened sales activity in 2023. Additionally, the 31.0%

increase in water sales combined with higher demand for water within shorter time commitments and increases in cost due to inflation resulted in an increase in equipment rental and fuel expenses over the same time period.

General and administrative expenses. General and administrative expenses increased 10.5% to $10.8 million for the nine months ended September 30, 2023 from $9.8 million for the same period of 2022. The increase in general and administrative expenses during the nine months ended September 30, 2023 compared to the same period of 2022 was principally related to increased expenses for technology applications, board fees due to the expansion of our board to 10 directors in April 2022, and corporate insurance expenses, resulting from increased coverages and insurance rates.

Legal and professional fees. Legal and professional fees were $28.5 million for the nine months ended September 30, 2023 compared to $5.0 million for the comparable period of 2022. The increase is principally related to legal expenses associated with stockholder matters. See further discussion in Part II, Other Information — Item 1. Legal Proceedings.

Ad valorem and other taxes. Ad valorem and other taxes were $5.4 million for the nine months ended September 30, 2023, compared to $7.0 million for the nine months ended September 30, 2022. Ad valorem taxes for the nine months ended September 30, 2022 included payments for prior year ad valorem tax liabilities which had not been paid by the third party responsible for those ad valorem taxes. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from a third party that it no longer intends to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third party, we have accrued and/or paid an estimate of such taxes in order to protect the royalty interests from any potential tax liens for nonpayment of ad valorem taxes. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the amount and/or likelihood of such reimbursement, and accordingly, have not recorded a loss recovery receivable as of September 30, 2022.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $10.9 million for the nine months ended September 30, 2023 compared to $12.2 million for the nine months ended September 30, 2022. The decrease is principally due to decreased depreciation expense related to fully depreciated water service-related assets and is partially offset by increased depletion related to our oil and gas royalty interests.

Other income, net. Other income, net was $20.2 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in other income, net is primarily related to increased interest income earned on our cash balances during 2023. Higher cash balances and interest yields during this period contributed to the increase in interest income.

Total income tax expense. Total income tax expense was $79.9 million and $94.1 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in income tax expense is primarily related to decreased operating income resulting from decreased oil and gas royalty revenue and increased operating expenses.

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 12, “Business Segment Reporting” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our oil and gas royalty revenue, and, in turn, our results of operations for the three and nine months ended September 30, 2023 have been impacted by lower average commodity prices compared to 2022. The decline in oil and gas royalty revenues has been partially offset by increases in revenues derived from water sales, easements and other surface-related income, and produced water royalties which have been positively impacted by ongoing development activity in the Permian Basin.

For the Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended September 30,
	2023		2022
Revenues:
Land and resource management:
Oil and gas royalties	$87,102	56%	$130,298	68%
Easements and other surface-related income	17,425	11%	13,788	7%
Land sales and other operating revenue	5,406	3%	3,129	2%
Total land and resource management revenue	109,933	70%	147,215	77%

Water services and operations:
Water sales	26,422	17%	24,426	13%
Produced water royalties	20,849	13%	19,129	10%
Easements and other surface-related income	763	—%	341	—%
Total water services and operations revenue	48,034	30%	43,896	23%
Total consolidated revenues	$157,967	100%	$191,111	100%

Net income:
Land and resource management	$82,884	79%	$108,188	83%
Water services and operations	22,690	21%	21,649	17%
Total consolidated net income	$105,574	100%	$129,837	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $37.3 million, or 25.3%, to $109.9 million for the three months ended September 30, 2023 as compared to the same period of 2022. The decrease in Land and Resource Management segment revenues is due to a $43.2 million decrease in oil and gas royalty revenue for three months ended September 30, 2023 compared to the same period of 2022. The decrease in oil and gas royalty revenue was partially offset by an increase in easements and other surface-related income over the same time period.

Oil and gas royalties. Oil and gas royalty revenue was $87.1 million for the three months ended September 30, 2023 compared to $130.3 million for the three months ended September 30, 2022, a decrease of 33.2%. Oil and gas royalties decreased $43.2 million due to lower average commodity prices and lower production volume for the three months ended September 30, 2023 compared to the same period of 2022. The average realized price declined 28.4% to $45.41 per barrel of oil equivalent (“Boe”) for the three months ended September 30, 2023 from $63.42 per Boe for the three months ended September 30, 2022. Our share of production decreased to 21.8 thousand Boe per day for the three months ended September 30, 2023 compared to 23.4 thousand Boe per day for the same period of 2022.

The financial and operational data by royalty stream is presented in the table below for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Our share of production volumes (1):
Oil (MBbls)	850	928
Natural gas (MMcf)	3,316	3,582
NGL (MBbls)	606	626
Equivalents (MBoe)	2,009	2,151
Equivalents per day (MBoe/d)	21.8	23.4

Oil and gas royalty revenue (in thousands):
Oil royalties	$66,892	$83,374
Natural gas royalties	8,479	26,362
NGL royalties	11,731	20,562
Total oil and gas royalties	$87,102	$130,298

Realized prices:
Oil ($/Bbl)	$82.45	$94.03
Natural gas ($/Mcf)	$2.76	$7.96
NGL ($/Bbl)	$20.91	$35.51
Equivalents ($/Boe)	$45.41	$63.42

(1)Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Easements and other surface-related income. Easements and other surface-related income was $17.4 million for the three months ended September 30, 2023, an increase of 26.4% compared to $13.8 million for the three months ended September 30, 2022. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The increase in easements and other surface-related income is principally related to increases of $3.3 million in pipeline easements and $1.0 million in material sales for the three months ended September 30, 2023 compared to the same period of 2022. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended September 30, 2023.

Land sales and other operating revenue. Land sales and other operating revenue was $5.4 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, we sold 18,019 acres of land for an aggregate sales price of $5.4 million. For the three months ended September 30, 2022, we sold approximately 122 acres of land for an aggregate sales price of approximately $3.1 million.

Net income. Net income for the Land and Resource Management segment was $82.9 million for the three months ended September 30, 2023 compared to $108.2 million for the three months ended September 30, 2022. Segment operating income decreased $36.8 million for the three months ended September 30, 2023 compared to the same period of 2022, largely driven by the $43.2 million decrease in oil and gas royalty revenue. These changes were partially offset by a $5.5 million decrease in income tax expense over the same time periods. Expenses are discussed further above under “Results of Operations.”

Water Services and Operations

Water Services and Operations segment revenues increased 9.4% to $48.0 million for the three months ended September 30, 2023 as compared with revenues of $43.9 million for the same period of 2022. The increase in Water Services and Operations segment revenues is due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $2.0 million to $26.4 million for the three months ended September 30, 2023, compared to the same period of 2022. The growth in water sales is principally due to an increase in treated water sales volumes, which was partially offset by a decrease in sourced water sales volumes, for the three months ended September 30, 2023, compared to the same period of 2022. The sales mix between sourced and treated water will vary period to period as customer demand changes.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any saltwater disposal wells. Produced water royalties were $20.8 million for the three months ended September 30, 2023 compared to $19.1 million for the same period in 2022. This increase is principally due to increased produced water volumes for the three months ended September 30, 2023 compared to the same period of 2022.

Net income. Net income for the Water Services and Operations segment was $22.7 million for the three months ended September 30, 2023 compared to $21.6 million for the three months ended September 30, 2022. Segment operating income increased $1.7 million for the three months ended September 30, 2023 compared to the same period of 2022. The increase is principally due to the $4.1 million increase in segment revenues and was partially offset by the $2.2 million increase in water service-related expenses. Expenses are discussed further above under “Results of Operations.”

For the Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Nine Months Ended September 30,
	2023		2022
Revenues:
Land and resource management:
Oil and gas royalties	$258,644	56%	$355,738	69%
Easements and other surface-related income	49,826	11%	34,728	7%
Land sales and other operating revenue	6,806	1%	3,481	1%
Total land and resource management revenue	315,276	68%	393,947	77%

Water services and operations:
Water sales	85,799	19%	65,518	13%
Produced water royalties	61,824	13%	52,668	10%
Easements and other surface-related income	2,039	—%	2,583	—%
Total water services and operations revenue	149,662	32%	120,769	23%
Total consolidated revenues	$464,938	100%	$514,716	100%

Net income:
Land and resource management	$217,860	74%	$285,418	82%
Water services and operations	74,675	26%	61,213	18%
Total consolidated net income	$292,535	100%	$346,631	100%

Land and Resource Management

Land and Resource Management segment revenues decreased 20.0% to $315.3 million for the nine months ended September 30, 2023 as compared with $393.9 million for the comparable period of 2022. The decrease in Land and Resource Management segment revenues is principally due to the $97.1 million decrease in oil and gas royalty revenue, as discussed further below.

Oil and gas royalties. Oil and gas royalty revenue was $258.6 million for the nine months ended September 30, 2023 compared to $355.7 million for the nine months ended September 30, 2022, a decrease of $97.1 million. Oil and gas royalties for the nine months ended September 30, 2023 included an $8.7 million recovery, discussed further in the following paragraph. Excluding the $8.7 million recovery, oil and gas royalties decreased $105.8 million due to lower average commodity prices in the nine months ended September 30, 2023 compared to the same period of 2022. The average realized prices declined 33.5% to $42.49 per Boe for the nine months ended September 30, 2023 from $63.93 per Boe for the same period of 2022. Our share of crude oil, natural gas and NGL production volumes was 22.6 thousand Boe per day for the nine months ended September 30, 2023 compared to 21.3 thousand Boe per day for the same period of 2022.

As part of an ongoing arbitration between TPL and an operator with respect to underpayment of oil and gas royalties resulting from improper deductions of post-production costs by the operator for periods before and through April 2022, the operator has agreed to pay $8.7 million to TPL (the “$8.7 Million Stipulation”). This amount has been recorded as a receivable and included in oil and gas royalty revenue in the condensed consolidated income statement and in the table above for the nine months ended September 30, 2023.

The table below provides financial and operational data by royalty stream for the nine months ended September 30, 2023 and 2022 and excludes the $8.7 Million Stipulation discussed above:

	Nine Months Ended September 30,
	2023	2022
Our share of production volumes (1):
Oil (MBbls)	2,642	2,538
Natural gas (MMcf)	10,405	9,773
NGL (MBbls)	1,784	1,660
Equivalents (MBoe)	6,160	5,827
Equivalents per day (MBoe/d)	22.6	21.3

Oil and gas royalty revenue (in thousands)(1):
Oil royalties	$193,969	$239,021
Natural gas royalties	23,210	60,187
NGL royalties	32,800	56,530
Total oil and gas royalties	$249,979	$355,738

Realized prices(1):
Oil ($/Bbl)	$76.88	$98.62
Natural gas ($/Mcf)	$2.41	$6.66
NGL ($/Bbl)	$19.88	$36.81
Equivalents ($/Boe)	$42.49	$63.93

(1)The metrics provided exclude the impact of the $8.7 Million Stipulation discussed above.

Easements and other surface-related income. Easements and other surface-related income was $49.8 million for the nine months ended September 30, 2023, an increase of 43.5% compared to $34.7 million for the nine months ended September 30, 2022. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The increase in easements and other surface-related income is principally related to increases of $7.4 million in pipeline easement income, $5.0 million in material sales, and $1.2 million in commercial leases for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the nine months ended September 30, 2023 relative to the same time period of 2022.

Land sales and other operating revenue. Land sales and other operating revenue was $6.8 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, we sold 18,061 acres of land for an aggregate sales price of approximately $6.8 million. For the nine months ended September 30, 2022, we sold 129 acres of land for an aggregate sales price of approximately $3.3 million.

Net income. Net income for the Land and Resource Management segment decreased 23.7% to $217.9 million for the nine months ended September 30, 2023 compared to $285.4 million for the comparable period in 2022. Segment operating income decreased $103.0 million for the nine months ended September 30, 2023 compared to the same period of 2022, largely driven by the $97.1 million decrease in oil and gas royalty revenue and the $23.7 million increase in legal and professional fees. Expenses are discussed further above under “Results of Operations — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 23.9% to $149.7 million for the nine months ended September 30, 2023 as compared with $120.8 million for the comparable period of 2022. The increase in Water Services and Operations segment revenues is principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $20.3 million to $85.8 million for the nine months ended September 30, 2023 compared to the same period of 2022. The growth in water sales is principally due to an increase of 22.9% in water sales volumes for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $61.8 million for the nine months ended September 30, 2023 compared to $52.7 million compared to the same period in 2022. This increase is principally due to increased produced water volumes for the nine months ended September 30, 2023 compared to the same period of 2022.

Net income. Net income for the Water Services and Operations segment was $74.7 million for the nine months ended September 30, 2023 compared to $61.2 million for the same period in 2022. Segment operating income increased $17.1 million for the nine months ended September 30, 2023 compared to the same period of 2022. The increase is principally due to the $28.9 million increase in segment revenues and was partially offset by the $11.5 million increase in water service-related expenses and the $3.8 million increase in income tax expense. Expenses are discussed further above under “Results of Operations — Consolidated.”

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and Free Cash Flow for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$105,574	$129,837	$292,535	$346,631
Add:
Income tax expense	29,363	34,138	79,894	94,071
Depreciation, depletion and amortization	3,584	3,917	10,881	12,223
EBITDA	138,521	167,892	383,310	452,925
Add:
Employee share-based compensation	2,502	1,910	7,217	4,989
Adjusted EBITDA	141,023	169,802	390,527	457,914
Less:
Current income tax expense	(29,724)	(34,024)	(80,928)	(94,911)
Capital expenditures	(5,243)	(1,808)	(10,387)	(12,155)
Free Cash Flow	$106,056	$133,970	$299,212	$350,848

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

There have been no changes during the quarter ended September 30, 2023 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, the Company repurchased shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2023	1,389	$1,428	1,389
August 1 through August 31, 2023	1,266	1,800	1,266
September 1 through September 30, 2023	909	1,852	909
Total	3,564	$1,668	3,564	$217,829,414

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Arrangements

On September 14, 2023, Murray Stahl, a member of our Board of Directors, on behalf of himself and accounts managed by Horizon Kinetics Asset Management LLC over which Mr. Stahl has a controlling interest, adopted a “10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K that is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, for the purchase of up to 738 shares of Common Stock. This 10b5-1 trading arrangement is scheduled to expire on the earlier of (i) April 15, 2024 and (ii) the acquisition of 738 shares of Common Stock.

Item 6. Exhibits and Financial Statement Schedules.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1*	Amendment No. 1 to 2021 Incentive Plan dated October 31, 2023.
10.2*	Form of Restricted Stock Unit Award Agreement.
10.3*	Form of RTSR Performance Unit Award Agreement.
10.4*	Form of FCF/Share Performance Unit Award Agreement.
10.5*	Amendment No. 1 to 2021 Non-Employee Director Stock and Deferred Compensation Plan dated October 31, 2023.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	November 1, 2023	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	November 1, 2023	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer