Form 10-K
period 2023-12-31
Texas Pacific Land Corp
filed 2024-02-21
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $7.5 billion.

As of February 14, 2024, there were 7,668,422 shares of Common Stock outstanding.

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

Item 1. Business.

General

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware Corporation and one of the largest landowners in the State of Texas with approximately 868,000 surface acres of land in West Texas, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 195,000 NRA all located in the western part of Texas.

The Company was originally organized as Texas Pacific Land Trust (the “Trust”) under a Declaration of Trust, dated February 1, 1888 (the “Declaration of Trust”), to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. The Declaration of Trust provided for the appointment of trustees (the “Trustees”) to manage the assets of the Trust with all of the powers of an absolute owner. On January 11, 2021, the Trust completed its reorganization from a business trust, Texas Pacific Land Trust, into Texas Pacific Land Corporation (“TPL Corporation”), a corporation formed and existing under the laws of the State of Delaware. TPL Corporation is an independent public company and its common stock, par value of $0.01 per share (“Common Stock”) is listed under the symbol “TPL” on the New York Stock Exchange (the “NYSE”). See further discussion under “Corporate Reorganization” below. Any references in this Annual Report on Form 10-K to the Company, TPL, our, we or us with respect to periods prior to January 11, 2021, will be in reference to the Trust, and references to periods on that date and thereafter will be in reference to Texas Pacific Land Corporation or TPL Corporation.

Our surface and royalty ownership provide revenue opportunities throughout the oil and gas development value chain. While we are not an oil and gas producer, we benefit from various revenue sources throughout the life cycle of a well. During the initial development phase where infrastructure for oil and gas development is constructed, we receive fixed fee payments for use of our land and revenue for sales of materials (caliche) used in the construction of the infrastructure. During the drilling and completion phase, we generate revenue for providing sourced and/or treated produced water in addition to fixed fee payments for use of our land. During the production phase, we receive revenue from our oil and gas royalty interests and also revenues related to saltwater disposal on our land. In addition, we generate revenue from pipeline, power line and utility easements, commercial leases and temporary permits principally related to a variety of land uses, including, but not limited to, midstream infrastructure projects and processing facilities as hydrocarbons are processed and transported to market.

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

Corporate Reorganization

On January 11, 2021, TPL completed its reorganization from a trust into a corporation (the “Corporate Reorganization”).

As part of the Corporate Reorganization, on January 11, 2021, shares of TPL Corporation’s Common Stock were distributed to holders of sub-share certificates of proprietary interest, par value $0.03-1/3 of the Trust (“Sub-shares”) on the basis of one share of Common Stock for every Sub-share (the “Distribution”).

Prior to the Corporate Reorganization, as a result of a proxy contest mounted by certain holders of Sub-shares, the Trust entered into a stockholders’ agreement dated as of June 11, 2020 and amended as of December 14, 2020 (the “Stockholders’ Agreement”), with Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC (together with Horizon Kinetics LLC and its affiliates, “Horizon”), SoftVest Advisors, LLC, SoftVest, L.P. (together with SoftVest Advisors, LLC and its affiliates, “SoftVest,” and together with Horizon, the “Investor Group”), and Mission Advisors, LP, (“Mission” and together with the Investor Group, collectively, the “stockholder parties”). The Stockholders’ Agreement provided for, among other things, the appointment of Dana F. McGinnis, Eric L. Oliver and Murray Stahl as directors of TPL’s board of directors (the “Board”) in connection with the Corporate Reorganization. Mr. McGinnis resigned from the Board in March 2022.

Pursuant to the Stockholders’ Agreement, the stockholder parties agreed to vote all of the shares of Common Stock they beneficially owned at each annual or special meeting of stockholders of the Company in accordance with the Board’s recommendations, subject to certain exceptions. The termination date of the Stockholders’ Agreement was to occur immediately following the completion of the 2022 annual meeting of stockholders, except that the respective obligations of the Investor Group were to survive until such time as neither Investor Group designee is serving on the Board.

A dispute arose relating to the voting by the Investor Group on a proposal at the 2022 annual meeting of stockholders. The dispute was eventually resolved by the Delaware Court of Chancery, which ruling is now being appealed, but prior to such resolution, on July 28, 2023, the Company and the Investor Group entered into a Cooperation Agreement (the “Cooperation Agreement”) pursuant to which (i) Mr. Stahl, Marguerite Woung-Chapman and Robert Roosa would be nominated by the Company for election at the 2023 annual meeting of stockholders, (ii) the pre-signed conditional resignation letters submitted by Messrs. Stahl and Oliver pursuant to the Stockholders’ Agreement were considered withdrawn and no longer effective, and (iii) the Investor Group agreed to vote or cause to be voted all of the shares of Common Stock over which the Investor Group has direct or indirect voting control for the election of the three nominees named above and against any director nominee not recommended by the Board, for proposals regarding approval of executive compensation and ratification of the Company’s independent registered public accounting firm, and in accordance with the recommendation of the majority of the Board in respect of any proposals submitted by stockholders. The Cooperation Agreement also provided for mutual non-disparagement covenants and certain standstill obligations for the Investor Group as long as one of Mr. Stahl or Mr. Oliver remain on the Board. In addition, the termination date of the Stockholders’ Agreement was changed to occur following the completion of the 2023 annual meeting, which occurred on November 10, 2023.

Historical Operating Performance

The table below reflects our historical operating results for the last five years (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021	2020	2019
Revenues	$631,595	$667,422	$450,958	$302,564	$490,496
Net income	$405,645	$446,362	$269,980	$176,049	$318,728
Net income per share:
Basic	$52.81	$57.80	$34.83	$22.70	$41.09
Diluted	$52.77	$57.77	$34.83	$22.70	$41.09

Business Segments

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Company and provide a framework for timely and rational allocation of resources within businesses. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Business Segment Reporting” in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Land and Resource Management

Our Land and Resource Management segment encompasses the business of managing our approximately 868,000 surface acres of land and our oil and gas royalty interests in West Texas, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements, commercial leases and renewables, and land and material sales.

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalties are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells. Our oil and gas royalty interests require no capital expenditures or operating expense burden from us for well development.

Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements, and subsurface wellbore easements. Easements typically have a thirty-plus year term but subsequently renew every ten years with an additional payment. In addition to easements, we also receive revenues from other surface-related operations on our land, including but not limited to, commercial leases, well development and material sales. Commercial lease revenue is derived primarily from processing, storage and compression facilities, and roads. Material sales include caliche, sand, and other material sales to operators. Caliche is used in the construction of oil and gas-related infrastructure, and sand is utilized for completion operations.

In recent years, we entered into agreements with third parties related to renewables and various “next generation” opportunities that will potentially utilize TPL’s surface assets. These agreements include the evaluation of grid-connected batteries, studies on carbon capture and sequestration, and development of bitcoin mining facilities, among other opportunities. Generally, these projects are structured with multi-year terms that allow for feasibility and/or commercial suitability and revenue arrangements that provide royalty, fee, profit sharing, lease and/or rental payments, though contractual terms and timing for commercial operations will vary by project. We do not anticipate these agreements will have a significant impact on our revenues in the short-term but do have the potential to contribute meaningfully to our revenues in the longer term.

As a significant landowner, we also generate revenue from land sales. From time to time, we receive offers from third parties to acquire tracts of our land. Sales demand and related sale prices of particular tracts of land are influenced by many factors, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses prevalent in West Texas.

Operations

Revenues from the Land and Resource Management segment for the last three years were as follows (dollars presented in thousands):

	Years Ended December 31,
	2023		2022		2021
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Oil and gas royalties	$357,394	57%	$452,434	68%	$286,468	64%
Easements and other surface-related income	67,905	11%	44,569	7%	32,892	7%
Land sales and other operating revenue	6,806	1%	9,972	1%	1,027	—%
Total Revenue - Land and Resource Management segment	$432,105	69%	$506,975	76%	$320,387	71%

Please see discussion of our financial results at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations.”

Oil and Gas Activity for the Year Ended December 31, 2023

For the year ended December 31, 2023, our share of crude oil, natural gas and natural gas liquid (“NGL”) production was 23.5 thousand barrels of oil equivalent (“Boe”) per day compared to 21.3 thousand Boe per day for the same period of 2022. The total equivalent price was $42.58 per Boe for the year ended December 31, 2023, a decrease of 30.0% compared to the total equivalent price of $60.81 per Boe for the same period of 2022.

For the year ended December 31, 2023, the number of oil and gas wells that had been drilled but are not yet completed (“DUC”) subject to our royalty interest was 675 compared to 584 for the same period of 2022. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion.

Competition

Our Land and Resource Management segment does not have direct peers, as such, in that it sells, leases and generally manages land owned by the Company and, to that extent, any owner of property located in areas comparable to the Company is a potential competitor.

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

Operations

Revenues from our Water Services and Operations segment for the last three years were as follows (dollars presented in thousands):

	Years Ended December 31,
	2023		2022		2021
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Water sales	$112,203	18%	$84,725	13%	$67,766	15%
Produced water royalties	84,260	13%	72,234	11%	58,081	13%
Easements and other surface-related income	3,027	—%	3,488	—%	4,724	1%
Total Revenue – Water Services and Operations segment	$199,490	31%	$160,447	24%	$130,571	29%

Please see discussion of our financial results at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations.”

Activity for the year ended December 31, 2023

The increase in water sales during 2023 compared to 2022 is principally due to a 21.8% increase in water sales volumes over the same time period.

During 2023, we invested $15.2 million in TPWR projects to maintain and/or enhance water sourcing assets and acquired groundwater rights for $3.8 million to provide us access to additional water volumes outside of our existing surface footprint to assist in managing fluctuations in customer demand. We also acquired a saltwater disposal (“SWD”) easement for $17.6 million. The SWD easement covers approximately 49,000 acres and provides us future disposal opportunities to service injection customers seeking disposal solutions located outside of core basins.

Competition

While there is competition in the water service business in the Permian Basin, we believe our position as a significant landowner of approximately 868,000 surface acres in West Texas gives us a unique advantage over our competitors who must negotiate with existing landowners to source water and then for the right of way to deliver the water to the end user.

Major Customers

The chart below depicts our total revenues and revenues from customers representing more than 10% of our 2023 consolidated revenues:

100%
19%
13%
11%
100%
80%
60%
40%
20%
—%
Texas Pacific Land Coporation
Occidental Petroleum Corporation
Chevron Corporation
ConocoPhillips
Oil and gas royalties
Water sales
Produced water royalties
Easements and other Surface-related income
Land sales and other operating revenue

While approximately 43% of our 2023 revenue is derived from only three customers, two of these customers are in the top 10, and the remaining customer is in the top 35, energy companies in the world based on market capitalization, and we believe each of them is a strong and reliable operator. Given their major presence in the Permian Basin and our significant surface lands in the same area, the high concentration of business with these three customers is expected. Further, the choice of whom we do business with largely depends on location of mineral royalties and surface rights on or near our assets and consists of a limited universe of oil and gas companies who operate in the Permian Basin.

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

Environmental, Social and Governance (“ESG”)

In August 2021, the Company published its inaugural Environmental, Social, Governance (“ESG”) disclosure highlighting data and processes that began in 2020. The Company’s current ESG disclosure is available at the Company’s website at www.TexasPacific.com. The ESG disclosure has been prepared in accordance with the frameworks of the Sustainable Accounting Standards Board, the Global Reporting Initiative, and the Task Force on Climate Related Disclosures.

Integrating sustainability and ESG objectives is a priority for our Company. The Company’s ESG strategy reflects its dedication to meeting tactical business priorities while managing the environmental impacts of its operations, maintaining principles for social responsibility, and upholding a commitment to strong corporate governance. Our ESG strategy is focused on the overarching priorities of environmental management, employee health and safety, workforce management and equality, community and landowner engagement, and strong corporate governance and ethics. We are committed to sustainability and responsible stewardship across all of our operations and land management activities.

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

•Increased the electrification of the Company’s water assets in an effort to reduce costs and mitigate the overall emission profile of the Company by reducing reliance on diesel generators. Cumulatively through December 31, 2023, TPL has spent $15.8 million of capital on electric infrastructure.

•Initiated energy tracking in 2020 to monitor and identify trends in energy consumption and sourcing.

•Prioritizing the health and welfare of TPL’s workforce.

•Employed practices for the tracking and monitoring of all spills, regardless if they are within or outside of regulatory reporting requirements. We had zero spills of produced water in 2023 and 2022.

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

Human Capital Resources

We believe we have a talented, motivated and dedicated team and we are committed to supporting the development of our team members and continuously building on our strong culture. As of December 31, 2023, the Company had 100 full-time employees, of which 30 were employees of TPWR.

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

Employee safety is also among our top priorities. Accordingly, we have developed and administer company-wide policies to ensure a safe and fair workplace free of discrimination or harassment for each team member and compliance with Occupational Safety and Health Administration (“OSHA”) standards, as further discussed in our Code of Business Conduct and Ethics. This commitment applies to recruiting, hiring, compensation, benefits, training, termination, promotions or any other terms and conditions of employment. We maintain our strong focus on safety and have taken measures to protect our employees and maintain safe, reliable operations.

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

The oil and gas royalties that we receive are dependent upon the market prices for oil and gas. When lower market prices for oil and gas occur, they will have an adverse effect on our oil and gas royalties. The market prices for oil and gas are subject to US and global macroeconomic and geopolitical conditions and infrastructure and logistical constraints, amongst others, and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years due to supply and demand fundamentals, Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”) actions, the prolonged Ukraine/Russia conflict and general economic cycles, among other factors. These measures have at times resulted in a reduction of global economic activity and volatility in the global financial markets. The scale and duration of the impact of these factors remain unknowable but could lead to a decrease in our revenues and have a material impact on our business segments and earnings, cash flow and financial condition.

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

Our land sales vary widely from year to year and quarter to quarter. The total price obtained, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of future land sales. Our desire to sell and the demand and pricing for any particular tract of our land is influenced by many factors, including but not limited to: (i) access and location, (ii) the national and local economies, (iii) the rate of oil and gas well development by operators, (iv) the rate of development in nearby areas, (v) the livestock carrying capacity, and (vi) the condition of the local industries, which itself is influenced by a range of conditions. Our ability to sell land can be, therefore, largely dependent on the actions of adjoining landowners.

Demand for TPWR’s products and services is substantially dependent on the levels of expenditures by our customers.

Demand for TPWR’s products and services depends substantially on demand and expenditures by our customers for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on our customers’ overall financial position, capital allocation priorities, and views of future oil and natural gas prices. Declines, as well as anticipated declines, in oil and gas prices have in the past resulted in, and may in the future result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, which would adversely affect our earnings, cash flow and financial condition. The results of operations for the Water Services and Operations segment have been impacted from time to time by reduced development pacing and declines in expenditures by our customers in response to varying industry or global circumstances. Our results may continue to be impacted by producer discretion on development pacing and capital expenditures.

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

•increased regulation, including with respect to environmental and geological uses and impacts on industry operations; and

•uncertainty with outsourced 3rd party provider(s) providing water treatment services.

The impact of government regulation on TPWR could adversely affect our business.

The business of TPWR is subject to applicable state and federal laws and regulations, including laws and regulations on water use, environmental and safety matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning water wells, source water and treatment facilities and impact our customers’ ability to transport, store and/or dispose of produced water in certain locations. Due to increased seismicity in the Delaware and Midland Basins, the Texas Railroad Commission recently began implementing Seismic Response Areas (“SRAs”) limiting the permitted capacity and use of certain Saltwater Disposal Wells (“SWDs”) for the injection of produced water. The implementation of SRAs could limit the volume of produced water disposed on the Company’s surface within the SRAs or, in certain cases, could direct additional volumes of produced water to SWDs on the Company’s surface outside of SRAs. These limitations and/or redirections may cause TPWR to adapt its business plans and could affect TPWR’s financial performance. The Company continues to actively engage with the Texas Railroad Commission and evaluate the potential effect of SRAs on the Company’s produced water royalties.

Our business and financial results could be disrupted by natural or human causes beyond our control.

Our revenues depend on natural and environmental conditions with respect to operations that result in royalties to us, or that use our water services. Our business and financial results are therefore subject to disruption from natural or human causes beyond our control, including physical risks from severe storms, floods, droughts resulting in aquifer declines and other forms of severe weather, war, accidents, civil unrest, political events, fires, earthquakes, system failures, pipeline disruptions, environmental hazards such as oil and produced water spills, terrorist acts and epidemic or pandemic diseases, any of which could result in a material adverse effect on oil and natural gas production and, therefore, our results of operations.

Our business and financial results are subject to major trends in our industry, such as decarbonization, and may be adversely affected by future developments out of our control.

Much of the value of the land we own and upon which we receive royalties is based on the oil and natural gas reserves located there. Our revenues may be negatively affected by changes driven by trends such as decarbonization efforts. Such changes may relate to the types or sources of energy in demand, such as a shift to renewable sources of power generation (for example, wind and solar), along with ongoing changes in regulatory, investor, customer and consumer policies and preferences. The evolution of global energy sources is affected by factors out of our control, such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies. In addition, the possibility of taxes on energy sources, including oil and gas, may affect the demand for crude oil and natural gas and the operating costs for third party operators on our royalty properties.

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

Global health threats may adversely affect our business.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, such as the outbreak of COVID-19. A significant outbreak of contagious diseases in the human population and resulting widespread health crisis could adversely affect the economies and financial markets of many countries, resulting in an economic downturn, reduced demand for oil and gas and interruption to supply chains related to oil and gas. The reduction of economic activity and reduced global demand for oil and gas related to such outbreaks and actions taken by governments to mitigate the spread of a virus or other infectious agent could lead to an increase in our operating costs and have a material impact on our business segments and earnings, cash flow and financial condition.

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

Investors in the Trust may have held Sub-shares because of a decision to invest in an organization with the Trust’s governance profile or operating track record. Since the Corporate Reorganization, the shares of our Common Stock held by those investors represent an investment in a company with a different governance profile, in particular a board of directors at TPL Corporation subject to changes from year to year at annual elections of directors. More frequent changes in the leadership of the organization, particularly on the Board, could lead to changes in the operating policies of TPL Corporation over time. Such changes may not match some stockholders’ investment strategies, which could cause them to sell our Common Stock. These changes may also attract new investors who previously did not invest in the Trust because of its structure, governance profile or operating track record. As a result of such changes, our stock price may decline or experience volatility as our stockholder base changes. Additionally, new investors or leadership at TPL Corporation could advocate for business or corporate initiatives that would not be desired by or beneficial for all stockholders, such as an untimely sale of the business.

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

If our amended and restated certificate of incorporation is amended to allow for the issuance of additional Common Stock, holders of our Common Stock could experience dilution in the future.

If our amended and restated certificate of incorporation is amended to allow for the issuance of additional Common Stock, holders of our Common Stock could be diluted because of equity issuances for proposed acquisitions or capital market transactions or equity awards proposed to be granted to our directors, officers and employees subject to any required vote of holders of our Common Stock under our amended and restated certificate of incorporation and amended and restated bylaws. We may issue stock-based awards, including annual awards, new hire awards and periodic retention awards, as applicable, to our directors, officers and other employees under any employee benefits plans we have adopted or may adopt, using newly issued shares rather than treasury shares as is currently our practice.

At our 2022 annual meeting of stockholders, our stockholders voted on a proposal to increase the number of shares of Common Stock authorized under our amended and restated certificate of incorporation. A dispute relating to the voting on this proposal was resolved by the Delaware Court of Chancery, which determined that the proposal was approved by stockholders. The decision is currently subject to an appeal, and, therefore, we have not yet taken any action to amend the amended and restated certificate of incorporation.

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

During the year ended December 31, 2023, the Company repurchased 27,619 outstanding shares of Common Stock which repurchased shares were placed in treasury. We expect that we will from time to time offer to repurchase a portion of our outstanding Common Stock. However, any repurchase will be within the discretion of our Board and will depend upon many factors, including market and business conditions, the trading price of our Common Stock, available cash and cash flow, capital requirements and the nature of other investment opportunities.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure.

We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted substantial financial and personnel resources to implement and maintain security measures to meet regulatory requirements, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Our risk factors, which can found be found in Item 1A. “Risk Factors,” include further detail about the material cybersecurity risks we face. We have had no cybersecurity incidents to date, and can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Cyber Risk Management and Strategy

Overview

We employ a risk-based approach to cybersecurity which aligns with corporate strategy, risk management and governance, and adaptable information technology (“IT”) infrastructure. Our cybersecurity program consists of policies, procedures, systems, controls and technology designed to help prevent, identify, detect and mitigate cybersecurity risk and is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity framework.

Collaboration

We have integrated cybersecurity risk management into our overall risk management framework by (i) maintaining disaster recovery, business continuity and security incident recovery plans, (ii) conducting annual enterprise and IT risk assessments, (iii) implementing periodic key risk indicator tracking, and (iv) holding regular cross-departmental meetings to address cybersecurity risks.

Risk Assessment

Our risk management activities and cybersecurity strategy include IT policies, standards, procedures and systems to address and mitigate risks for critical system availability, network integrity, information protection, and operational continuity.

We perform vulnerability and threat monitoring mitigation activities on a regular basis and perform a cybersecurity risk assessment at least annually. Our cybersecurity risk assessment program includes the following assessments and activities:

•ensure program alignment with the NIST Cybersecurity framework; and,

•prioritize, remediate and ensure effectiveness of critical applications, infrastructure, and information.

We regularly collaborate with the Company’s internal audit department and third parties with security and infrastructure expertise for review and evaluation of the Company’s cybersecurity risk program and the associated IT control environment. We engage third-party service providers to perform annual external penetration testing, disaster recovery testing, and security incident simulations.

Infrastructure; Network and Physical Security

Our IT infrastructure is secured and continually monitored using a number of tools to effect physical and logical security. We strictly regulate and limit access to servers and networks. Network access is controlled by the network firewall and restricted by stringent access control lists. We also employ (i) network and endpoint intrusion prevention and detection throughout our infrastructure, (ii) systems that monitor our infrastructure and alert our management of potential cybersecurity issues and vulnerabilities, and (iii) a seasoned process for managing and installing patches for third-party applications.

We have also implemented the following protective and preventative measures:

•identity management and access control safeguards;

•encryption of data in transit and at rest;

•system and network security and monitoring;

•information protection and governance; and,

•ongoing systems and equipment maintenance.

Incident Response and Recovery Planning

We have instituted cybersecurity event detection systems, methods, and supporting processes to perform continuous monitoring, identify and classify events and anomalies, take appropriate actions when necessary and report incidents to the appropriate parties. Our response and recovery capabilities are designed to, among other things, contain any impacts, analyze and mitigate events, track events to resolution, provide effective stakeholder communication, recover and resume operations, and evaluate and improve systems and methods.

Third-Party Risk Management

We have implemented and continue to maintain the Company’s IT policies, standards, procedures, and controls to oversee, identify and manage cybersecurity risks associated with all third-party service providers. These include, but are not limited to, an IT acceptable use policy, a records and information management policy, change control procedures, risk and control registry, attestation report reviews, and configuration standards.

Education and Awareness

Our policies require each of our employees to complete annual information security training, in addition to other training requirements. The result is an educated, informed, and prepared workforce, with an awareness of potential cybersecurity threats, how they may occur, and how to report and escalate such matters. These training efforts are supplemented with regular corporate-led communications and outreach initiatives to facilitate cybersecurity awareness and ensure employees remain vigilant and informed about cybersecurity threats and trends.

Governance

Both management and the Board are actively involved in the oversight of risks from cybersecurity threats. TPL’s information security program is designed to ensure that management and the Board are adequately informed about, and provided with the tools necessary to monitor, (i) material risks from cybersecurity threats and (ii) the Company’s efforts related to the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of the Board

The Board has delegated to the Audit Committee of the Board (the “Audit Committee”) primary responsibility for overseeing enterprise risk management, including oversight of risks from cybersecurity threats. The Audit Committee periodically reviews TPL’s policies and practices, including incident response plans, for managing cybersecurity risks to ensure that such policies and practices are appropriately tailored to TPL’s risk framework. Throughout the year, the Audit Committee receives quarterly IT and cybersecurity updates unless there is a notable event that requires immediate communication. These quarterly updates include cybersecurity risk assessment updates from TPL’s Director of Information Technology, including key risk indicators, the steps management has taken to monitor and control such cybersecurity risk exposure, and continuous improvement efforts. In addition to the risk management experience of the Audit Committee members, Ms. Duganier holds the CERT Cybersecurity Oversight Certification from Carnegie Mellon University.

Role of Management

TPL’s cybersecurity risk is managed utilizing a multi-tiered approach by the Company’s Director of Information Technology. In addition to the Director of Information Technology, the Company also engages the services of a third party chief information security officer (“CISO”). The qualifications of the Director of Information Technology include over 30 years of IT management, cybersecurity, and information governance experience. The CISO, who reports to the Director of Information Technology, has 21 years of cybersecurity, IT management, and infrastructure consulting experience and is a certified CISO. The Director of Information Technology is regularly informed about the latest developments in cybersecurity, including potential threats, vulnerabilities, and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents.

The Director of Information Technology oversees risk management and strategy through (i) an IT operating committee (“the IT Operating Committee”) made up of the Director of Information Technology, the CISO, and the Company’s department heads, which is responsible for the establishment and review of the Company’s IT governance, risk management and compliance, and (ii) an IT steering committee (the “IT Steering Committee”) made up of the Company’s executives, which provides guidance and oversight to support and achieve TPL’s IT objectives, including cybersecurity. Both the IT Operating Committee and the IT Steering Committee meet on a quarterly basis. The IT Operating Committee reviews monthly reports on cybersecurity incident prevention, mitigation, detection, and remediation and reviews the Company’s plans and policies related to IT processes on an annual basis. The Director of Information Technology also coordinates with the Company’s internal audit department and the Audit Committee to ensure cybersecurity is represented and addressed within the Company’s enterprise risk management strategy.

Item 2. Properties.

As of December 31, 2023, TPL owned the surface estate in 868,446 acres of land, comprised of numerous separate tracts, located in the western part of Texas. There were no material liens or encumbrances on the Company’s title to the surface estate in those tracts. Additionally, the Company also owns a 1/128th NPRI under 84,934 acres of land (5,308 NRA) and a 1/16th NPRI under 370,737 acres of land (185,369 NRA) in the western part of Texas. The following table shows our surface ownership and NPRI ownership by county as of December 31, 2023:

	Number of Acres
County	Surface	1/128th Royalty	1/16th Royalty
Andrews	12,121	—	—
Callahan	—	—	80
Coke	—	—	1,183
Concho	2,592	—	—
Crane	3,622	265	5,198
Culberson	270,893	—	111,513
Ector	19,888	33,633	11,793
El Paso	16,613	—	—
Fisher	—	—	320
Glasscock	27,227	3,600	11,111
Howard	4,788	3,099	1,840
Hudspeth	154,247	—	1,008
Jeff Davis	8,293	—	7,555
Loving	63,284	6,107	48,066
Midland	28,372	12,945	13,120
Mitchell	3,842	1,760	586
Nolan	1,600	2,488	3,157
Palo Pinto	—	—	800
Pecos	43,377	320	16,895
Presidio	—	—	3,200
Reagan	—	6,162	1,274
Reeves	187,320	3,013	116,691
Stephens	—	2,817	160
Sterling	5,212	640	2,080
Taylor	690	—	966
Upton	6,661	6,903	9,101
Winkler	7,804	1,182	3,040
Total	868,446	84,934	370,737

As of December 31, 2023, the Company owned additional royalty interests in the following counties:

County	Number of Net Royalty Acres(1)
Culberson	810
Glasscock	1,062
Howard	770
Loving	10
Martin	578
Midland	450
Reagan	115
Reeves	191
Upton	315
Total	4,302

(1)     Normalized to 1/8th.

The Company leases office space in Dallas, Texas for its corporate headquarters and in Midland, Texas for TPWR.

Item 3. Legal Proceedings.

TPL is not involved in any material pending legal proceedings other than the item disclosed below.

On November 23, 2022, TPL filed a complaint in Delaware Chancery Court (“the Court”) against Horizon Kinetics, LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors LLC, and SoftVest, L.P. (collectively, the “Stockholder Defendants”) under the caption Texas Pacific Land Corporation v. Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors, LLC, and SoftVest L.P. (C.A. No. 2022-1066-JTL) (the “Action”). Horizon Kinetics LLC and Horizon Kinetics Asset Management LLC are affiliated with Murray Stahl, a member of the Board, and Softvest Advisors, LLC and SoftVest L.P. are affiliated with Eric Oliver, a member of the Board. TPL filed the Action to resolve a disagreement with the Stockholder Defendants over their voting commitments pursuant to the Stockholders’ Agreement with the Company. A trial was held on April 17, 2023. On December 1, 2023, the Court ruled that the Stockholder Defendants’ shares were deemed voted in favor of Proposal Four, the Company’s proposal to increase the number of authorized shares of Common Stock, which the Court deemed approved by holders of a majority of the Company’s Stock, at the Company’s 2022 annual meeting of stockholders. The decision is currently on appeal.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the NYSE under the ticker symbol “TPL.” The Company had 200 registered holders of its Common Stock as of February 14, 2024.

Dividends

For the year ended December 31, 2023 and 2022, the Company paid the following regular and special cash dividends per share:

	Years Ended December 31,
	2023		2022
	Regular	Special	Regular	Special
1st Quarter	$3.25	$—	$3.00	$—
2nd Quarter	3.25	—	3.00	20.00
3rd Quarter	3.25	—	3.00	—
4th Quarter	3.25	—	3.00	—
Total	$13.00	$—	$12.00	$20.00

The Company has paid a cash dividend each year for the preceding 67 years.

The Board has determined to pay dividends on a quarterly basis in March, June, September and December of each year, subject to the discretion of the Board. Such dividends will depend upon the Company’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board. The Company is not a party to any agreement that would limit its ability to pay dividends in the future.

Issuer Purchases of Common Stock

During the three months ended December 31, 2023, the Company repurchased shares of its Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2023	1,181	$1,847	1,181
November 1 through November 30, 2023	1,228	1,693	1,228
December 1 through December 31, 2023	3,844	1,557	3,844
Total	6,253	$1,639	6,253	$207,583,010

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

Performance Graph

The following graph compares the cumulative total return from January 11, 2021 (the date of our Corporate Reorganization) through December 31, 2023 of TPL common stock; the SPDR® S&P® Oil & Gas Exploration & Production ETF (“XOP”), which includes TPL; and the Reference Group.  The graph assumes that $100 was invested at the beginning of the period and that all dividends were reinvested for each TPL, the XOP, and the Reference Group.

The Reference Group consists of the companies referenced in Item 11 “Executive Compensation” in this Annual Report on Form 10-K.

	January 11, 2021	December 31, 2021	December 31, 2022	December 31, 2023
Texas Pacific Land Corporation	$100	$145	$277	$187
Reference Group	$100	$190	$258	$279
SPDR S&P Oil & Gas Exploration & Production ETF	$100	$146	$212	$220

The information contained in the graph above is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Texas Pacific Land Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements included in Part II, Item 8 of this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those factors presented in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Market Conditions

Global Oil and Natural Gas Market Impact in 2023

Average oil and gas prices during 2023 have declined compared to average prices during 2022. Oil prices continue to be impacted by certain actions by OPEC+, geopolitical factors, and evolving global supply and demand trends, among other factors. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. In 2023, domestic natural gas prices have declined in part to growing supply. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently under construction by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in macro-economic conditions, including rising interest rates and lower global economic activity, could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies active in the Permian have generally increased their drilling and development activity in 2023 compared to recent prior year activity levels. Per the U.S. Energy Information Administration (“EIA”), Permian production is approximately six million barrels per day, which is higher than the average daily production of any year prior to 2023.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$77.58	$94.90
Henry Hub average price per mmbtu	$2.53	$6.45

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	499	627
Average monthly horizontal wells drilled	422	511
Average weekly horizontal rig count	323	318
DUCs as of December 31 for each applicable year	4,656	4,526

Total Average US weekly horizontal rig count (2)	620	659

(1)    Commonly used definitions in the oil and gas industry provided in the table above are defined as follows: WTI Cushing represents West Texas Intermediate. Bbl represents one barrel of 42 U.S. gallons of oil. Mmbtu represents one million British thermal units, a measurement used for natural gas. DUCs represent drilled but uncompleted wells. DUC classification is based on well data and date stamps provided by Enverus. DUCs is based on wells that have a drilled/spud date stamp but do not have a completed or first production date stamp. Excludes wells that have been labeled plugged and abandoned or permit expired and wells drilled/spud more than five years ago.

(2)    Permian Basin specific information per Enverus analytics. US weekly horizontal rig counts per Baker Hughes United States Rotary Rig Count for horizontal rigs. Statistics for similar data are also available from other sources. The comparability between these other sources and the sources used by the Company may differ.

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the
Permian Basin for the years ended December 31, 2023 and 2022. Our oil and gas royalties are impacted by both oil and gas prices as well as production levels. Oil and gas prices in 2023 have declined compared to the comparable period in 2022. Despite declining commodity prices, drilling and development activities across the Permian generally remained strong in 2023. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our production and produced water disposal volumes, but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of December 31, 2023.

As of December 31, 2023, we had cash and cash equivalents of $725.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to repurchase our Common Stock subject to market conditions, to pay dividends subject to the discretion of our Board, for potential acquisitions and for general corporate purposes. For the year ended December 31, 2023, we paid $100.0 million in dividends to our stockholders and repurchased $42.4 million of our Common Stock (including the share repurchases not settled at the end of the period).

We acquired intangible assets of $21.4 million during the year ended December 31, 2023, consisting of a SWD easement and groundwater rights. Additionally, we invested approximately $15.2 million in TPWR projects to maintain and/or enhance our water sourcing assets, of which $3.1 million related to water wells and related infrastructure acquired in conjunction with the acquisition of groundwater rights during the year ended December 31, 2023. The SWD easement covers approximately 49,000 acres and provides us future disposal opportunities to service injection customers seeking disposal solutions located outside of core basins. The groundwater rights provide us access to additional water volumes outside of our existing surface footprint to assist in managing fluctuations in customer demand.

We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Cash Flows from Operating Activities

For the years ended December 31, 2023 and 2022, net cash provided by operating activities was $418.3 million and $447.1 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The decrease in cash flows provided by operating activities for the year ended December 31, 2023 compared to the same period of 2022, was primarily related to changes in working capital requirements over the same time period.

Cash Flows Used in Investing Activities

For the years ended December 31, 2023 and 2022, net cash used in investing activities was $60.3 million and $21.4 million, respectively. Our cash flows used in investing activities are primarily related to land acquisitions, intangible assets such as subsurface easements, and capital expenditures related to our water services and operations segment.

Acquisitions of intangible assets and land increased $21.4 million and $19.7 million, respectively, for the year ended December 31, 2023 compared to the same period of 2022 and were partially offset by a decrease of $4.2 million in capital expenditures during the same time period.

Cash Flows Used in Financing Activities

For the years ended December 31, 2023 and 2022, net cash used in financing activities was $144.6 million and $336.8 million, respectively. Our cash flows used in financing principally consist of activities which return capital to our stockholders such as payment of dividends and repurchases of our Common Stock.

During the year ended December 31, 2023, we paid total dividends of $100.0 million, consisting of cumulative paid cash dividends of $13.00 per share. During the year ended December 31, 2022, we paid total dividends of $247.3 million consisting of cumulative cash dividends of $12.00 per share and a special dividend of $20.00 per share. We repurchased $42.4 million and $87.9 million of our Common Stock (including share repurchases not settled at the end of the period) during the years ended December 31, 2023 and 2022, respectively.

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues:
Oil and gas royalties	$357,394	$452,434	$286,468
Water sales	112,203	84,725	67,766
Produced water royalties	84,260	72,234	58,081
Easements and other surface-related income	70,932	48,057	37,616
Land sales and other operating revenue	6,806	9,972	1,027
Total revenues	631,595	667,422	450,958

Expenses:
Salaries and related employee expenses	43,384	41,402	40,012
Water service-related expenses	33,566	17,463	13,233
General and administrative expenses	14,928	13,285	11,638
Legal and professional fees	31,522	8,735	7,281
Ad valorem and other taxes	7,385	8,854	144
Depreciation, depletion and amortization	14,757	15,376	16,257
Total operating expenses	145,542	105,115	88,565

Operating income	486,053	562,307	362,393

Other income, net	31,508	6,548	624
Income before income taxes	517,561	568,855	363,017
Income tax expense (benefit):
Current	110,517	121,230	93,265
Deferred	1,399	1,263	(228)
Total income tax expense	111,916	122,493	93,037
Net income	$405,645	$446,362	$269,980

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Revenues and Net Income:

Total revenues decreased $35.8 million, or 5.4%, to $631.6 million for the year ended December 31, 2023 compared to $667.4 million for the year ended December 31, 2022. This decrease was principally due to the $95.0 million decrease in oil and gas royalty revenue and was partially offset by the combined increase of $39.5 million in water sales and produced water royalties, and the $22.9 million increase in easements and other surface-related income, over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $405.6 million for the year ended December 31, 2023 was 9.1% lower than the comparable period of 2022, principally as a result of both the decrease in revenues discussed above and the increase in operating expenses discussed further below under “Consolidated Expenses.”

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $43.4 million for the year ended December 31, 2023 compared to $41.4 million for the comparable period of 2022. The increase in salaries and related employee expenses is principally related to market compensation adjustments.

Water service-related expenses. Water service-related expenses increased $16.1 million to $33.6 million for the year ended December 31, 2023 compared to the same period of 2022. Certain types of water service-related expenses, including, but not limited to, transfer, treatment, and water purchases, will vary from period to period as our customers’ needs and requirements change. Water sales, which increased 32.4% during 2023, were impacted not only by increased customer volumes, but also by higher demand within shorter time commitments and resulted in increased water purchase, treatment and transfer expenses. While these dynamics in demand resulted in a 92.2% increase in water service-related expenses for the year ended December 31, 2023 compared to the same period of 2022, the operational decision to meet these demands resulted in increased revenues and operating income over the same time period.

General and administrative expenses. General and administrative expenses increased $1.6 million to $14.9 million for the year ended December 31, 2023 from $13.3 million for the same period of 2022. The increase in general and administrative expenses during the year ended December 31, 2023 compared to the same period of 2022 was principally related to increased expenses for technology applications and increased board fees due to the expansion of our board to 10 directors in April 2022.

Legal and professional fees. Legal and professional fees were $31.5 million for the year ended December 31, 2023 compared to $8.7 million for the comparable period of 2022. The increase is principally related to legal expenses associated with stockholder matters. See further discussion in Part I - Item 3. Legal Proceedings.

Ad valorem and other taxes. Ad valorem and other taxes were $7.4 million for the year ended December 31, 2023, compared to $8.9 million for the comparable period of 2022. Ad valorem taxes for the year ended December 31, 2022 included payments for prior year ad valorem tax liabilities which had not been paid by the third party responsible for those ad valorem taxes. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization on January 11, 2021, we have received notice from a third party that it no longer intends to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes should belong to the third party, we have accrued and/or paid an estimate of such taxes in order to protect the royalty interests from any potential tax liens for nonpayment of ad valorem taxes. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the amount and/or likelihood of such reimbursement, and accordingly, have not recorded a loss recovery receivable as of December 31, 2023.

Other income, net. Other income, net was $31.5 million and $6.5 million for the years ended December 31, 2023 and 2022, respectively. The increase in other income, net is primarily related to increased interest income earned on our cash balances during 2023. Higher cash balances and interest yields during this period contributed to the increase in interest income.

Total income tax expense. Total income tax expense was $111.9 million and $122.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease in income tax expense is primarily related to decreased operating income resulting from decreased oil and gas royalty revenue and increased operating expenses.

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 14, “Business Segment Reporting” in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our oil and gas royalty revenue, and, in turn, our results of operations for the year ended December 31, 2023 have been impacted by lower average commodity prices compared to 2022. The decline in oil and gas royalty revenues has been partially offset by increases in revenues derived from water sales, easements and other surface-related income, and produced water royalties which have been positively impacted by ongoing development activity in the Permian Basin.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following is an analysis of our operating results for the comparable periods by reportable segment (dollars presented in thousands):

	Years Ended December 31,
	2023		2022
Revenues:
Land and resource management:
Oil and gas royalties	$357,394	57%	$452,434	68%
Easements and other surface-related income	67,905	11%	44,569	7%
Land sales and other operating revenue	6,806	1%	9,972	1%
Total Land and resource management	432,105	69%	506,975	76%

Water services and operations:
Water sales	112,203	18%	84,725	13%
Produced water royalties	84,260	13%	72,234	11%
Easements and other surface-related income	3,027	—%	3,488	—%
Total Water services and operations	199,490	31%	160,447	24%
Total consolidated revenues	$631,595	100%	$667,422	100%

Net income:
Land and resource management	$306,706	76%	$365,041	82%
Water services and operations	98,939	24%	81,321	18%
Total consolidated net income	$405,645	100%	$446,362	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $74.9 million, or 14.8%, to $432.1 million for the year ended December 31, 2023 as compared to the same period of 2022. The decrease in Land and Resource Management segment revenues is due to a $95.0 million decrease in oil and gas royalties for the year ended December 31, 2023 compared to the same period of 2022. The decrease in oil and gas royalty revenue was partially offset by a $23.3 million increase in easements and other surface-related income over the same time period.

Oil and gas royalties. Oil and gas royalty revenue was $357.4 million for the year ended December 31, 2023 compared to $452.4 million for the year ended December 31, 2022, a decrease of 21.0%. Oil and gas royalties for the year ended December 31, 2023 included an $8.7 million recovery, discussed further in the following paragraph. Excluding the $8.7 million recovery, oil and gas royalties decreased $103.7 million due to lower average commodity prices during the year ended December 31, 2023 compared to the same period of 2022. The average realized prices declined 30.0% to $42.58 per Boe for the year ended December 31, 2023 from $60.81 per Boe for the same period of 2022. Our share of crude oil, natural gas and NGL production volumes was 23.5 thousand Boe per day for the year ended December 31, 2023 compared to 21.3 thousand Boe per day for the same period of 2022.

As part of an ongoing arbitration between TPL and an operator with respect to underpayment of oil and gas royalties resulting from improper deductions of post-production costs by the operator for production periods before and through June 2023, the operator has agreed to pay $10.1 million to TPL, comprised of $8.7 million of unpaid oil and gas royalties, $0.9 million of interest and $0.5 million of damages (the “O&G Settlement”). The full amount of $10.1 million has been recorded as a receivable, $8.7 million has been included in oil and gas royalty revenue and the remaining $1.4 million has been recorded as other income in the consolidated financial statements for the year ended December 31, 2023. The Company received payment from the operator for the full amount in January 2024.

The table below provides financial and operational data by royalty stream for the years ended December 31, 2023 and 2022 and excludes the O&G Settlement discussed above:

	Years Ended December 31,
	2023	2022
Our share of production volumes (1) (2):
Oil (MBbls)	3,701	3,401
Natural gas (MMcf)	14,528	13,086
NGL (MBbls)	2,453	2,208
Equivalents (MBoe)	8,575	7,791
Equivalents per day (MBoe/d)	23.5	21.3

Oil and gas royalties (in thousands) (2):
Oil royalties	$273,304	$307,606
Natural gas royalties	29,915	74,866
NGL royalties	45,510	69,962
Total oil and gas royalties	$348,729	$452,434

Realized prices (2):
Oil ($/Bbl)	$77.33	$94.69
Natural gas ($/Mcf)	$2.23	$6.19
NGL ($/Bbl)	$20.05	$34.25
Equivalents ($/Boe)	$42.58	$60.81

(1)    Commonly used definitions in the oil and gas industry not previously defined: Boe represents barrels of oil equivalent. MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

(2)    The metrics provided exclude the impact of the $8.7 million of oil and gas royalties from the O&G Settlement discussed above.

Easements and other surface-related income. Easements and other surface-related income was $67.9 million for the year ended December 31, 2023, an increase of 52.4% compared to $44.6 million for the year ended December 31, 2022. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The increase in easements and other surface-related income is principally related to increases of $13.6 million in pipeline easements and $5.3 million in material sales (caliche and sand) for the year ended December 31, 2023 compared to the same period of 2022. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the year ended December 31, 2023.

Land sales and other operating revenue. Land sales and other operating revenue was $6.8 million and $10.0 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, we sold 18,061 acres of land for an aggregate sales price of $6.8 million. For the year ended December 31, 2022, we sold 6,392 acres of land for an aggregate sales price of approximately $9.7 million.

Net income. Net income for the Land and Resource Management segment decreased 16.0% to $306.7 million for the year ended December 31, 2023 compared to $365.0 million for the comparable period in 2022. Segment operating income decreased $98.2 million for the year ended December 31, 2023 compared to the same period of 2022, largely driven by the $95.0 million decrease in oil and gas royalty revenue. Expenses are discussed further above under “Results of Operations.”

Water Services and Operations

Water Services and Operations segment revenues increased 24.3%, to $199.5 million for the year ended December 31, 2023 as compared with $160.4 million for the comparable period of 2022. The increase in Water Services and Operations segment revenues is principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $27.5 million, or 32.4% to $112.2 million for the year ended December 31, 2023 compared to the same period of 2022. The growth in water sales is principally due to an increase of 21.8% in water sales volumes for the years ended December 31, 2023 compared to the year ended December 31, 2022.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $84.3 million for the year ended December 31, 2023 compared to $72.2 million for the same period in 2022. This increase is principally due to increased produced water volumes for the year ended December 31, 2023 compared to the same period of 2022.

Net income. Net income for the Water Services and Operations segment was $98.9 million for the year ended December 31, 2023 compared to $81.3 million for the year ended December 31, 2022. Segment operating income increased $22.0 million for the year ended December 31, 2023 compared to the same period of 2022. The increase is principally due to the $39.0 million increase in segment revenues which were partially offset by the $16.1 million increase in water service-related expenses and the $5.4 million increase in income tax expense. Expenses are discussed further above under “Results of Operations.”

Non-GAAP Performance Measures

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP performance measurements. These measurements are not to be considered more relevant or accurate than the measurements presented in accordance with GAAP. In compliance with the requirements of the SEC, our non-GAAP measurements are reconciled to net income, the most directly comparable GAAP performance measure. For all non-GAAP measurements, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP measurements.

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and Free Cash Flow for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net income	$405,645	$446,362	$269,980
Add:
Income tax expense	111,916	122,493	93,037
Depreciation, depletion and amortization	14,757	15,376	16,257
EBITDA	532,318	584,231	379,274
Add:
Employee share-based compensation	9,124	7,583	—
Severance costs	—	—	6,680
Conversion costs related to corporate reorganization	—	—	2,026
Adjusted EBITDA	541,442	591,814	387,980
Less:
Current income tax expense	(110,517)	(121,230)	(93,265)
Capital expenditures	(15,431)	(18,967)	(16,415)
Free Cash Flow	$415,494	$451,617	$278,300

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

Accrual of Oil and Gas Royalties

The Company accrues oil and gas royalties. An accrual is necessary due to the time lag between the removal of crude oil and natural gas products from the respective mineral reserve locations and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical production volumes, estimates of the timing of future payments and recent market prices for oil and gas.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of December 31, 2023. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on this assessment, our CEO and CFO concluded our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2023. Deloitte & Touche LLP's opinion appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2023 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Texas Pacific Land Corporation (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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
February 21, 2024

Item 9B. Other Information.

None.

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

Directors

Rhys J. Best, 77, serves as Chair of the Board and has been a member of the Board since April 15, 2022. Mr. Best currently serves on the board of Arcosa Inc. (NYSE: ACA) (since 2018), where he serves as the non-executive Chairman of the Board. Mr. Best previously served on the board of Cabot Oil and Gas Corp. (from 2008 to 2021), his term ending after the company merged with Cimarex Energy in 2021 to form Coterra Energy (NYSE: CTRA). Mr. Best also previously served on the boards of Commercial Metals Company (NYSE: CMC) (from 2010 to 2022), Crosstex Energy, LP, an integrated, multi-commodity midstream enterprise (NASDAQ: XTEX) (from 2004 to 2014, including serving as Chairman of the Board from 2009 to 2014), MRC Global, Inc., a pipe, valve and fitting distribution business (NYSE: MRC) (from 2008 to 2022, including serving as Chairman of the Board from 2016 to 2022), Trinity Industries, Inc. (NYSE: TRN) (from 2005 to 2018), and Austin Industries, an employee-owned construction company (from 2007 to 2018, including serving as Chairman of the Board from 2013 to 2018). Mr. Best is the former Chairman, President and Chief Executive Officer of Lone Star Technologies, Inc., an energy services and supply company, a role he retired from in 2007 after the successful merger with United States Steel Company (NYSE: X). Since 2022, Mr. Best has completed various board education programs with NACDNTX, UT’s Government Enforcement Institute, Pearson Partners International and Latino Corporate Directors Program, including presenting or participating as a panel member in programs on risk and diversity.

Mr. Best became the Chair of the Board on November 10, 2023, and as such, no longer serves on any committees of the Board.

General Donald G. Cook, USAF (Ret.) 77, has been a member of the Board since January 11, 2021. General Cook currently serves on the board of Cybernance, Inc. (since 2016). General Cook previously served on the boards of Crane Co. (NYSE: CR) (from 2005 to 2022), USAA Federal Savings Bank (from 2007 to 2018), U.S. Security Associates Inc., a Goldman Sachs portfolio company (from 2011 to 2018), and Beechcraft LLC, formerly known as Hawker Beechcraft Inc. (from 2007 to 2014). General Cook served on the board of Burlington Northern Santa Fe Railroad for almost five years until it was sold to Berkshire Hathaway in 2010 in a transaction valued at $44 billion. He also consults for Lockheed Martin Corporation. In addition to his extensive corporate governance experience, General Cook has been the Chairman of the San Antonio advisory board of the NACD Texas TriCities Chapter, a group recognized as the authority on leading boardroom practices. General Cook had numerous command and high-level staff assignments during his 36-year career with the U.S. Air Force and retired as a four-star General. He commanded a flying training wing and two space wings, the 20th Air Force (the nation’s nuclear Intercontinental Ballistic Missile force) and was interim Commander of Air Combat Command during the September 11 attacks. General Cook served as the Chief of the Senate Liaison Office and on the staff of the House Armed Services Committee in the U.S. House of Representatives. Prior to his retirement from the Air Force in August 2005, General Cook’s culminating assignment was Commander, Air Education and Training Command at Randolph Air Force Base in Texas, where he was responsible for executing the $8 billion annual budget to recruit, train and educate Air Force personnel, safely implementing the 500,000-hour annual flying hour program and providing for the leadership, welfare, and oversight of 90,000 military and civilian personnel in the command. He was twice awarded the Distinguished Service Medal for exceptional leadership.

General Cook serves on and is the chairperson of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee of the Board.

Barbara J. Duganier, 65, has been a member of the Board since January 11, 2021. Ms. Duganier currently serves on the board of MRC Global Inc. (NYSE: MRC) (since 2015), an industrial distributor of pipe, valves and other related products and services to the energy industry, where she chairs the ESG and enterprise risk committee and serves on the audit committee (and previously chaired the audit committee). Additionally, Ms. Duganier serves on the board of Arcadis NV (Euronext: ARCADIS) where she serves on the Sustainability Committee and the Audit and Risk Committee. Ms. Duganier also serves on the boards of two private companies: McDermott International, Ltd. (since 2020), a fully-integrated provider of engineering and construction solutions to the energy industry, where she chairs the audit committee and serves on the risk committee; and Pattern Energy Group LP (since 2020), a private renewable energy company focused on wind, solar, transmission and storage where she chairs the audit committee. Ms. Duganier previously served on the boards of the general partner of Buckeye Partners, L.P. (NYSE: BPL), a midstream oil and gas master limited partnership, where she chaired the audit committee and served on the compensation committee until the company’s sale in November 2019; of Noble Energy (NASDAQ: NBL), an exploration and production company, where she served as a member of the audit and nominating and governance committees until the company’s sale in October 2020; and West Monroe Partners, a management and technology consulting firm, where she was the lead independent director and nominating and governance committee chair until the sale of the company in November 2021. Ms. Duganier is also a former director and member of the enterprise and risk oversight and compensation committees of HCC Insurance Holdings, a property and casualty insurance underwriter, which was sold in 2015.

From 2004 to 2013, Ms. Duganier was a Managing Director at Accenture, a multinational professional services company that provides services in strategy, consulting, digital technology, and operations. She held various leadership and management positions in Accenture’s outsourcing business, including Global Chief Strategy Officer and Global Growth and Offering Development Lead. A year prior to joining Accenture, she served as an independent consultant to Duke Energy North America. From 1979 to 2002, Ms. Duganier, who is a licensed certified public accountant in the State of Texas, worked at Arthur Andersen LLP, where she served as an auditor and financial consultant, as well as in various leadership and management roles, including Global Chief Financial Officer of Andersen Worldwide. Ms. Duganier also serves on the boards of John Carroll University and the National Association of Corporate Directors Texas TriCities Chapter (NACD TTC), and is the past Chairperson of the NACD TTC board of directors. Ms. Duganier holds the NACD Director Certification, is an NACD Leadership Fellow, and also holds the CERT Cybersecurity Oversight Certification from Carnegie Mellon University.

Ms. Duganier serves on and is the chairperson of the Compensation Committee and also serves on the Audit Committee of the Board.

Donna E. Epps, 59, has been a member of the Board since January 11, 2021. Ms. Epps currently serves on the board of Saia, Inc. (NASDAQ: SAIA) (since 2019), where she serves on the audit committee and the nominating and governance committee, and on the board of Texas Roadhouse, Inc. (NASDAQ: TXRH), where she serves as Chair of the audit committee, and as a member of the nominating and governance committee and the compensation committee. Ms. Epps was with Deloitte LLP, a multinational professional services network, for over 30 years. Ms. Epps served as an attest Partner of Deloitte LLP from 1998 through 2003 and as a Risk and Financial Advisory Partner of Deloitte LLP from 2004 until her retirement in 2017. During her time at Deloitte LLP, Ms. Epps helped companies develop and implement proactive enterprise risk and compliance programs, focusing on value protection and creation, and provided attest services and financial advisory services in governance, risk and compliance matters to private and public companies across multiple industries. Ms. Epps is currently a licensed certified public accountant in the State of Texas and a member of the North Texas Chapter of the National Association of Corporate Directors Board. Ms. Epps has served as Chair of the Girl Scouts of Northeast Texas Board since April 2021 and Treasurer and Finance Committee Chair of Readers2Leaders in Dallas, Texas since 2019.

Ms. Epps serves on and is the chairperson of the Audit Committee and also serves on the Nominating and Corporate Governance Committee of the Board.

Karl F. Kurz, 62, has been a member of the Board since April 15, 2022. Mr. Kurz is currently a non-executive Chairman of the board at American Water Works Co., Inc. (NYSE: AWK) and a member of the board at Devon Energy Corporation (NYSE: DVN) where he serves on the Compensation Committee, Governance, Environmental & Public Policy Committee and Reserves Committee. Mr. Kurz previously served on the board of Global Geophysical Services Inc. (NYSE: GGS), SemGroup Corporation (NYSE: SEMG), Western Gas Partners LP (NYSE: WES), WPX Energy Inc. (NYSE: WPX), Chaparral Energy Inc.(private) and Siluria Technologies Inc. (private). Mr. Kurz spent nine years at Anadarko Petroleum Corporation, where he held roles as Chief Operating Officer and Senior Vice President of Northern America Operations, Midstream and Marketing. Mr. Kurz also has extensive private equity experience that includes serving as a senior investment executive at Ares Capital and CCMP Capital Advisors, where he focused on investments in the oil and gas upstream and midstream sectors.

Mr. Kurz serves on the Compensation Committee of the Board.

Eric. L Oliver, 64, has been a member of the Board since January 11, 2021. Mr. Oliver currently serves as the President of SoftVest Advisors, a registered investment adviser that acts as an investment manager for private fund clients. Mr. Oliver additionally serves as the President of HeartsBluff Music Partners, LLC and Carrizo Springs Music Partners, LLC, both of which are registered investment advisers pursuant to an umbrella registration filed by SoftVest Advisors, LLC. Previously, Mr. Oliver was President of Midland Map Company, LLC, a Permian Basin oil and gas lease and ownership map producer from 1997 until its sale in January of 2019 to Drilling-Info, and was Principal of Geologic Research Centers LLC, a log library providing geological data to the oil and gas industry with a library in Abilene, Texas, sold in 2019. Additionally, Mr. Oliver served on the board of Texas Mutual Insurance Company from 2009 until he retired in July 2021. He has also served as a director on the board of AMEN Properties, Inc. (OTC: AMEN) since July 2001 and was appointed Chairman of the Board in September 2002. AMEN Properties directly or indirectly owns certain oil and gas royalty and working interest properties. Furthermore, Mr. Oliver serves on the board of Abilene Christian Investment Management Company, Abilene Christian University’s endowment management company, and is a former member of the Abilene Community Foundation’s investment committee. Mr. Oliver received a B.A. in Chemistry from Abilene Christian University in 1981. Mr. Oliver was the SoftVest Designee pursuant to the Stockholders’ Agreement.

Mr. Oliver serves on the Audit Committee of the Board.

Robert Roosa, 53, has been a member of the Board since November 10, 2023. Mr. Roosa is a Partner in Brigham Royalties, and has served as its Chief Executive Officer since January 2023. Mr. Roosa previously served as President of Brigham Minerals, Inc. (NYSE: MNRL) (“Brigham”) from its inception in November 2012 and as its Chief Executive Officer from July 2017 until its acquisition by Sitio Royalties Corp. in December 2022. Mr. Roosa also served as a director of Brigham from May 2018 until 2022. Mr. Roosa served as the President of Anthem Ventures, LLC, a family office, between January 2012 and January 2017. Mr. Roosa held various roles, including Director of Finance and Investor Relations, while at Brigham Exploration Company from 2006 until its sale to Statoil ASA in December 2011. From 2000 to 2006, Mr. Roosa held a series of positions at Exxon Mobil Corporation (NYSE: XOM), an oil and gas company, in the Corporate Treasurer’s Department. Prior to 2000, Mr. Roosa worked for Cooper Industries, an electrical products manufacturing company, in its Corporate Controllers and Audit Groups and with the accounting firm Deloitte & Touche LLP in its audit function. Mr. Roosa graduated from Southern Methodist University with a Master of Business Administration and from the University of Texas at Austin with a Bachelor of Business Administration. Mr. Roosa was nominated for election as a director pursuant to the Cooperation Agreement. Mr. Roosa brings extensive knowledge of the mineral royalty acquisitions industry and executive experience to the Board.

Mr. Roosa serves on the Audit Committee and also serves on the Compensation Committee of the Board.

Murray Stahl, 70, has been a member of the Board since January 11, 2021. Mr. Stahl is the Chief Executive Officer, Chairman of the Board and co-founder of Horizon Kinetics LLC and serves as Chief Investment Officer of Horizon Kinetics Asset Management LLC, a wholly owned subsidiary of Horizon Kinetics LLC (together, “Horizon Kinetics”). He has over 30 years of investing experience and is responsible for overseeing Horizon Kinetics’ proprietary research and chairs the firm’s investment committee, which is responsible for portfolio management decisions across the entire firm. He is also the Co-Portfolio Manager for a number of registered investment companies, private funds, and institutional separate accounts. Mr. Stahl is the Chairman and Chief Executive Officer of FRMO Corp. (OTC: FRMO) and has been a director since 2001. He is also a member of the board of RENN Fund, Inc. (NYSE: RCG) (since 2017), the Bermuda Stock Exchange, MSRH, LLC, and the Minneapolis Grain Exchange. He was a member of the board of Winland Electronics, Inc. (from 2015 to 2020) and IL&FS Securities Services Limited (from 2008 to 2020). Prior to co-founding Horizon Kinetics, Mr. Stahl spent 16 years at Bankers Trust Company (from 1978 to 1994) as a senior portfolio manager and research analyst. As a senior fund manager, he was responsible for investing the Utility Mutual Fund, along with three of the bank’s Common Trust Funds: The Special Opportunity Fund, The Utility Fund and The Tangible Assets Fund. He was also a member of the Equity Strategy Group and the Investment Strategy Group, which established asset allocation guidelines for the Private Bank. Mr. Stahl was nominated for election as a director pursuant to the Cooperation Agreement.

Mr. Stahl serves on the Nominating and Corporate Governance Committee of the Board.

Marguerite Woung-Chapman, 58, has been a member of the Board since November 10, 2023. Ms. Woung-Chapman serves as a director of the General Partner of Summit Midstream Partners, LP (NYSE: SMLP), a limited partnership focused on developing, owning and operating midstream energy infrastructure assets located in unconventional resource basins, primarily shale formations, in the continental United States. She currently serves as Chair of their Nominating, Governance and Sustainability Committee and as a member of their Compensation Committee. Ms. Woung-Chapman serves on the board of directors of Chord Energy Corporation (NASDAQ: CHRD) and serves on the Compensation and Human Resources Committee, and as Chair of the Nominating and Governance Committee. She was previously a member of the board directors of Oasis Petroleum, Inc. and Chair of the board of directors and President of the Council of the Girl Scouts of San Jacinto Council. Ms. Woung-Chapman began her career as a corporate attorney with El Paso Corporation (including its predecessors) and during her tenure from 1991 until 2012, served as Vice President, Legal Shared Services, Corporate Secretary and Chief Governance Officer, among other positions. From 2012 to 2017, Ms. Woung-Chapman served in various capacities at EP Energy Corporation, a private company that subsequently became an NYSE-listed independent oil and gas exploration and production company, including, among others, Senior Vice President, Land Administration, General Counsel and Corporate Secretary. In 2018, Ms. Woung-Chapman served as Senior Vice President, General Counsel and Corporate Secretary of Energy XXI Gulf

Coast, Inc., an independent exploration and production company that was engaged in the development, exploitation and acquisition of oil and natural gas properties in the U.S. Gulf Coast region until its acquisition by Cox Oil. Ms. Woung-Chapman holds a Bachelor of Science in Linguistics from Georgetown University and a J.D. from the Georgetown University Law Center. Ms. Woung-Chapman was nominated for election as a director pursuant to the Cooperation Agreement. Ms. Woung-Chapman brings valuable expertise in all aspects of management and strategic direction of publicly-traded energy companies with a unique combination of experience in corporate governance, regulatory, compliance, corporate and asset transactions, legal and business administration.

Ms. Woung-Chapman serves on the Audit Committee and also serves on the Nominating and Corporate Governance Committee of the Board.

Tyler Glover, 39, has been a member of the Board since January 11, 2021. Mr. Glover serves as TPL’s President and Chief Executive Officer. Mr. Glover served as Chief Executive Officer, Co-General Agent and Secretary of the Trust from November 2016 to January 11, 2021. Mr. Glover also currently serves as President and Chief Executive Officer of TPWR, a wholly owned subsidiary of TPL, in which capacity he has acted since its formation in June 2017. Mr. Glover previously served as Assistant General Agent of the Trust from December 2014 to November 2016, and has over 10 years of energy services and land management experience.

Our directors bring to the Board a wide range of skills, qualifications, experience, perspectives and diverse characteristics that enhance the Board’s ability to carry out its oversight on behalf of our stockholders. The table below sets forth a summary of the qualifications and experiences that each director brings to the Board, each of which we believe to be relevant to our business. Because this is a summary, it does not include all of the skills, experiences and qualifications that each director offers.

Qualifications and Experience	Best	Cook	Duganier	Epps	Glover	Kurz	Oliver	Roosa	Stahl	Woung-Chapman
Public Company CEO or COO Experience	●				●	●		●	●
Financial Oversight/Accounting
Senior executive level experience in financial accounting and reporting, auditing, corporate financing and/or internal controls or experience in the financial services industry
	●		●	●		●	●	●
Industry Experience Experience as an executive or director in, or in other leadership positions working with the oil and gas industry and knowledge of the risks related to the industry	●	●	●		●	●	●	●		●
Public Policy/Regulatory Experience in or a strong understanding of the regulatory issues facing the oil and gas industry and public policy on a local, state and national level	●				●	●		●		●
HES Experience Experience with direct control or oversight for health, environmental, safety and social responsibility management	●	●	●	●	●	●				●
Risk Management Executive experience evaluating significant risks and providing effective oversight of risk management processes, including cyber security risk and financial risk	●	●	●	●	●	●	●	●	●	●
Independence Satisfies the independence requirements of the NYSE and SEC	●	●	●	●		●	●	●	●	●
Public Company Board Experience Including corporate governance experience	●	●	●	●	●	●	●	●	●	●

Gender:	Female	Male
	3	7
Demographics:
African American or Black
Native American
Asian
Hispanic or Latino
Caucasian	2	7
Two or More Races or Ethnicities	1

Executive Officers

Tyler Glover, 39, serves as TPL’s President and Chief Executive Officer. Biographical information for Mr. Glover is included above.

Chris Steddum, 43, serves as TPL’s Chief Financial Officer since June 1, 2021. Prior to that, Mr. Steddum served as Vice President, Finance and Investor Relations of TPL and also served as Vice President, Finance and Investor Relations of the Trust. Prior to joining the Trust in 2019, Mr. Steddum spent 10 years working in oil and gas investment banking, most recently as a Director at Stifel Financial Corporation from 2016 to 2019, and prior to that served as a Director at GMP Securities from 2014 to 2016.

Micheal W. Dobbs, 51, serves as TPL’s Senior Vice President, Secretary and General Counsel. Mr. Dobbs also served as Senior Vice President and General Counsel of the Trust from August 2020 until January 11, 2021. Prior to joining the Trust, Mr. Dobbs had been a partner at Kelley Drye & Warren LLP.

Significant Employees

Robert A. Crain, 45, serves as Executive Vice President of TPWR, in which capacity he has served since its formation in June 2017. From 2015 to 2017, Mr. Crain was Water Resources Manager with EOG Resources where he led the development of EOG’s water resource development efforts across multiple basins including the Permian and Eagle Ford. During his career, he has successfully developed multiple large-scale water sourcing, distribution and treatment systems across multiple platforms and industries.

Stephanie Buffington, 57, serves as TPL’s Chief Accounting Officer, in which capacity she has served since June 1, 2021. From September 2020 through May 2021, Ms. Buffington served as Vice President of Financial Reporting and from December 2017 through September 2021 served as Director of Financial Reporting. Prior to joining the Company, Ms. Buffington most recently served as Vice President of Financial Reporting at Monogram Residential Trust, Inc., a publicly traded REIT, from 2014 to 2017. Ms. Buffington has over 25 years of public company experience and began her career at KPMG. She is a licensed Certified Public Accountant in the State of Texas.

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

Communication with Directors

The Board is committed to meaningful engagement with stockholders and other interested persons and welcomes input and suggestions. Information regarding how stockholders can contact the Chair or non-management members of the Board is set forth in our Corporate Governance Guidelines that are posted on our website, www.TexasPacific.com. Stockholders and other interested persons who wish to contact the Board may do so by submitting any communications to the Company by mail at 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201, Attention: Investor Relations.

Board Leadership Structure and Risk Oversight

Mr. Best serves as the chair of the Board (the “Chair”). The Chair of the Board is an independent director. The Company believes that having an independent chair of the Board will provide independent leadership for the Board and help ensure critical and independent thinking with respect to the Company’s strategy and performance. Our Chief Executive Officer is also expected to serve as a member of the Board as the management representative. The Company believes this is important to make information and insight directly available to the directors in their deliberations. This structure gives the Company an appropriate, well-functioning balance between non-management and management directors that combines experience, accountability, and effective risk oversight. The duties of the Chair are set forth in our Corporate Governance Guidelines, and include chairing Board meetings and meetings of stockholders, except as otherwise provided by our Bylaws, establishing the agenda for each Board meeting, leading executive sessions of the Board (if the Chair qualifies as independent), having authority to call Board meetings, approving meeting schedules for the Board and information distributed to the Board, consulting with the Nominating and Corporate Governance Committee with regard to the membership and performance evaluations of the Board and committee members, and performing such other duties and responsibilities as requested by the Board.

Our Corporate Governance Guidelines allow for the Chair of the Board and the Chief Executive Officer roles to be filled by a single individual. In the event the Chair does not qualify as independent, the independent directors shall select from among themselves a lead independent director. The duties of a lead independent director are set forth in our Corporate Governance Guidelines, and include chairing Board meetings in the absence of the Chair, convening and leading executive sessions of the Board, serving as a liaison between the Chair and the independent directors, being available for consultation and director communication with major stockholders as directed by the Board, and performing such other duties and responsibilities as requested by the Board.

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

Clawback Policy

The Company has adopted a Clawback Policy in accordance with Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder (collectively, “Section 10D”). In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Clawback Policy requires that covered executives must reimburse the Company, or forfeit, any excess incentive compensation received by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement. Executives covered by the Clawback Policy are current and former executive officers, as determined by the Board in accordance with Section 10D and the listing standards of the NYSE. Incentive compensation subject to the Clawback Policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure as defined in Section 10D. The amount subject to recovery is the excess of the incentive compensation received based on the erroneous data over the incentive compensation that would have been received had it been based on the restated results.

Environmental, Social and Governance

Please see our ESG discussion in Item 1. “Business.”

Human Capital

Please see our Human Capital Resources discussion in Item 1. “Business.”

Board of Directors

The Board currently consists of ten (10) directors, nine (9) of whom - Mr. Best, Gen. Cook, Ms. Duganier, Ms. Epps, Mr. Kurz, Mr. Oliver, Mr. Roosa, Mr. Stahl and Ms. Woung-Chapman - are considered “independent” under the rules of the SEC and the NYSE. No director may be deemed independent unless the Board determines that he or she has no material relationship with TPL. Mr. Best is the Chair of the Board. In light of Mr. Best’s extensive experience in the energy industry and service on public company boards, he is well-positioned to serve as Chair.

The Board meets at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended December 31, 2023 (the “Last Fiscal Year”), the Board met six (6) times and acted by written consent in lieu of holding a meeting one (1) time. All of the directors attended at least 75% of the total number of meetings held by the Board and of the committees on which they served during the Last Fiscal Year. Each director is also expected to attend the Company’s annual meetings of stockholders.

The Board has three standing committees, consisting of a Nominating and Corporate Governance Committee, an Audit Committee, and a Compensation Committee. Membership in each committee is shown in the following table.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Rhys J. Best
Donald G. Cook		●	▲
Barbara J. Duganier	●	▲
Donna E. Epps	▲		●
Tyler Glover
Karl F. Kurz		●
Eric L. Oliver	●
Robert Roosa	●	●
Murray Stahl			●
Marguerite Woung-Chapman	●		●
▲Chair     ● Member

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Donald G. Cook, the chair, Donna E. Epps, Murray Stahl and Marguerite Woung-Chapman. The committee members have met the independence requirements for service on the Nominating and Corporate Governance Committee in accordance with rules of the NYSE. The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending individuals qualified to become members of the Board, and for overseeing corporate governance matters. During the Last Fiscal Year, the Nominating and Corporate Governance Committee held five (5) meetings.

The Board has adopted the Nominating and Corporate Governance Committee Charter which is provided on the Company’s corporate website at www.TexasPacific.com.

Audit Committee and Audit Committee Financial Expert

The Audit Committee consists of Donna E. Epps, the chair, Barbara J. Duganier, Eric L. Oliver, Robert Roosa and Marguerite Woung-Chapman. The Board has determined that Ms. Epps, Ms. Duganier, and Mr. Roosa are “audit committee financial experts,” as defined by the rules of the SEC. The biographies of Ms. Epps and Ms. Duganier have been provided above. Additionally, the members of the Audit Committee meet the independence requirements for service on the Audit Committee in accordance with the rules of the NYSE and Section 10A(m)(3) of the Exchange Act.

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

Compensation Committee

The Compensation Committee consists of Barbara J. Duganier, the chair, Donald G. Cook, Karl F. Kurz and Robert Roosa. The Board has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and that they qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The primary function of the Compensation Committee is to review, approve and recommend corporate goals and objectives relevant to compensation of TPL’s Named Executive Officers (as defined below), reviewing and approving TPL’s compensation plans and reviewing and making recommendations regarding compensation for non-employee directors. During the Last Fiscal Year, the Compensation Committee held six (6) meetings and acted by written consent in lieu of holding a meeting four (4) times.

The Board has adopted a Compensation Committee Charter which is provided on the Company’s corporate website at www.TexasPacific.com.

Ad Hoc Committees

From time to time, the Board constitutes ad hoc committees, the membership, duties and compensation, if any, of which are determined by the Board.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides information on the compensation arrangements for each of TPL’s Chief Executive Officer, Chief Financial Officer and up to three other most highly compensated individuals who were serving as an executive officer at the end of the Last Fiscal Year, and up to two other individuals who would have been included as other most highly compensated individuals but were not serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executive Officers”). The compensation disclosures below reflect Fiscal Year 2023.

For Fiscal Year 2023, the following officers represented our Named Executive Officers:

•Tyler Glover, our President and Chief Executive Officer

•Chris Steddum, our Chief Financial Officer

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

Business and Financial Performance 2023 Highlights

•Net income of $405.6 million, or $52.81 per share (basic) and $52.77 (diluted)

•Revenues of $631.6 million

•Adjusted EBITDA(1) of $541.4 million

•Free cash flow(1) of $415.5 million

•Royalty production of 23.5 thousand barrels of oil equivalent per day

•Total cash dividends of $13.00 per share paid during 2023

•Published annual update of ESG disclosure, including metrics for 2022

(1)    Reconciliations of Non-GAAP measures are provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Performance Measures.”
Key Aspects of 2023 Design

Following a substantial redesign of our compensation programs in 2022, the Compensation Committee generally maintained the overall program structure in 2023. This program design is based on typical practices among our Reference Group (see below) while reflecting the unique aspects of TPL. The compensation program design is intended to meet the following objectives:

•Align executives’ financial interests more closely with stockholders;

•Tie executive compensation with long-term performance (both stock price and financial performance) incorporating risk into the awards, while relying heavily on formulaic incentive compensation;

•Incorporate long-term vesting periods to help ensure continuity of the management team;

•Ensure transparency for participants and stockholders about how outcomes are determined with an appropriate and competitive level of pay at risk;

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

We have maintained this general structure for 2024.

Decision-Making Process

Compensation Philosophy and Approach

TPL’s 2023 executive compensation program is designed to recruit and retain an executive team and to reward performance in achieving TPL’s goals of protecting and maintaining the assets of TPL. The 2023 executive compensation program consists principally of a salary, an annual cash bonus (sometimes referred to as awards under a non-equity incentive plan commencing in 2022), and share-based compensation. Base salaries provide our Named Executive Officers with a steady income stream that is not contingent on TPL’s performance. Differences in salary for the Named Executive Officers may reflect the differing responsibilities of their respective positions, the differing levels of experience of the individuals and internal pay-equity considerations. The cash bonus allows the Compensation Committee flexibility to recognize and reward the Named Executive Officers’ contributions to TPL’s performance in any given year. Salaries are reviewed annually, and salary adjustments and the amounts of cash bonuses are determined by the Compensation Committee and the Board, as applicable, based upon an evaluation of the Named Executive Officer’s performance and contributions, as well as overall performance of the Company, against the goals and objectives of TPL in accordance with the relevant employment agreements in effect, as applicable. Share-based compensation awards link pay to performance and aligns executive officers’ interests with those of the Company and its stockholders over the long term.

As part of its compensation program, TPL maintains both a qualified defined benefit pension plan and a qualified defined contribution plan which are both available to employees generally, as well as to the Named Executive Officers. These plans are designed to assist employees in planning for their retirement.

Consideration of 2023 Say on Pay Vote

At our November 2023 stockholder meeting, the majority of our stockholders voted to approve our executive compensation program, with approximately 81% approval among votes cast. The Compensation Committee viewed this as support of its approach and philosophy and as a basis for continuing with the program described in this CD&A for 2023.

Following our lower support in 2022, at the direction of our Compensation Committee, TPL management reached out to 10 of our largest stockholders, representing more than 20% of our outstanding shares, to discuss our executive compensation program along with other topics of importance to them, including governance, sustainability and strategy. Four stockholders representing approximately 10% of our outstanding shares accepted our invitation to share feedback, and members of management and of the Board engaged at length with them. The remaining six stockholders we contacted either did not respond or confirmed that they did not have any concerns with our executive compensation program and therefore no engagement was necessary.

Independent members of our Board participated in and led each of these meetings with stockholders. Each meeting included some combination of our Compensation Committee Chair and at least one other member of the Board. They were joined in these meetings by most or all of the Company’s CEO, CFO, Secretary and General Counsel and Vice President of Finance and Investor Relations.

Following these meetings, the Compensation Committee met with senior management to discuss what we learned during this comprehensive outreach process. In general, we learned that institutional stockholders were not seeking significant changes to our compensation program; many expressed support for our overall compensation philosophy and instead suggested modest changes, including enhancing our proxy statement disclosures and increasing the proportion of performance-based equity over time.

In response to this feedback, we have added new disclosures to our proxy statement intended to provide greater transparency into the functioning of our executive compensation program. Additionally, we intend to evolve our compensation program over time, and we may make further changes to the structure of our compensation program based on the needs of the Company.

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

In establishing the Named Executive Officers’ compensation for 2023, the Compensation Committee Chair and the full Compensation Committee met multiple times, including with management and/or the Compensation Committee’s independent compensation consultant, to review market practices, evaluate potential alternatives, determine appropriate metrics and goals, and review strategic goals and performance.

Role of Management

Our CEO, Mr. Glover, provided recommendations for compensation for his direct reports. Additionally, the management team provided the Compensation Committee with financial performance information to assist with the assessment of company and individual performance in determining the bonuses for 2023. The Compensation Committee considered this information in its decision-making process. No member of management participated in discussions relating to his or her own compensation.

Role of the Independent Consultant

Since 2021, the Compensation Committee has used Meridian as its independent compensation consultant to assist the Compensation Committee in fulfilling its responsibilities related to the oversight of TPL Corporation’s executive officer and non-employee director compensation. The Compensation Committee determined that Meridian was independent from management based upon the consideration of various relevant factors, including that Meridian did not provide any services to TPL except advisory services to the Compensation Committee, and that Meridian had and adhered to policies and procedures that were designed to prevent conflicts of interests.

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

Benchmarking Process

Determining the 2023 Compensation Program

As described below, the Compensation Committee asked Meridian to review market data as part of the process of establishing 2023 compensation for our Named Executive Officers. As part of this process, the Compensation Committee noted that TPL is a unique organization in a number of ways:

•It is the largest publicly-traded mineral royalty focused organization, with a market capitalization more than double the next largest publicly-traded mineral royalty focused organization;

•Unlike most mineral royalty focused organizations, TPL also owns and manages a large amount of surface rights;

•These surface rights allow the creation of additional business lines, such as our water business and Surface Leases, Easements and Material (referred to as “SLEM”);

•TPL’s legacy assets carry zero basis on the balance sheet; and

•TPL’s financial profile is unusual with no debt, limited book assets, and high margins. TPL also returns a significant portion of its cash flow to stockholders through dividends and share repurchases.

As a result of these unique characteristics, TPL does not have any direct peers. Instead of reviewing peer group market data, the Compensation Committee asked Meridian to review compensation for a group of comparable reference companies (the “Reference Group”). The Reference Group (listed below) represents companies which operate in ancillary businesses such as royalty companies, midstream companies, and E&P companies that have business lines similar to TPL and are similar in market capitalization, enterprise value, and/or Adjusted EBITDA.

Royalty Companies	Midstream Companies	E&P Companies
PrairieSky Royalty Ltd.	Western Midstream Partners, LP	Marathon Oil Corporation
Black Stone Minerals, L.P.	DCP Midstream, LP	PDC Energy, Inc.
Sitio Royalties Corporation	EnLink Midstream, LLC	Matador Resources Company
Kimbell Royalty Partners	NuStar Energy L.P.	SM Energy Company
	Crestwood Equity Partners LP	Callon Petroleum Company
	Magellan Midstream Partners	Southwestern Energy Company
	Equitrans Midstream Corporation	Range Resources Corporation

Market data from this Reference Group, plus additional broad survey data from general industry and the E&P industry, was used by the Compensation Committee as a reference to help determine the 2023 compensation program design and individual pay levels as well as in determining the 2023 compensation, which is described below. During 2023, in preparation for decisions regarding 2024 compensation, the Compensation Committee refreshed the listing of companies in the Reference Group to account for mergers/acquisitions occurring during 2023. The following companies were removed from the Reference Group for 2024: DCP Midstream, LP, Crestwood Equity Partners LP, and Magellan Midstream Partners (Midstream Companies) and PDC Energy, Inc. (E&P Companies). The following companies were added to the Reference Group for 2024: Northern Oil and Gas, Inc. (Royalty Companies) and DT Midstream, Inc. (Midstream Companies).

2023 Compensation Program

TPL’s 2023 executive compensation program is designed to reward performance in achieving TPL’s goals of protecting and maintaining the assets of TPL as detailed below.

Base Salaries

Our Named Executive Officers receive a base salary to provide a competitive level of fixed compensation based on each individual’s role, experience, qualifications, and individual performance. The base salaries as of the end of 2023 for our Named Executive Officers were as follows:

Named Executive Officer	Base Salary as of December 31, 2023
Tyler Glover	$850,000
Chris Steddum	$500,000
Micheal W. Dobbs	$420,000

The base salary for Mr. Glover is unchanged from 2022. The Compensation Committee increased the base salaries for Mr. Steddum and Mr. Dobbs for 2023 to better align with market data from the Reference Group.

2023 Annual Incentive Targets

Each of the executive officers has a target bonus expressed as a percentage of salary established based on references to market data as described above. The target bonuses as a percentage of salary for each of our Named Executive Officers for 2023 is as follows:

Named Executive Officer	2023 Target Bonus as a % of Salary
Tyler Glover	110%
Chris Steddum	90%
Micheal W. Dobbs	75%

These are unchanged from 2022.

The Committee has also established a structured annual incentive program, with goals tied to key metrics for the company. For 2023, the metrics included two financial metrics (Adjusted EBITDA Margin % and Free Cash Flow/share (FCF/share)) as well as several strategic objectives, as outlined below.

2023 Annual (Short-Term) Incentive Program Summary

Metric	Weight	Rationale
Adjusted EBITDA Margin %	37.5%	TPL has one of the highest Adjusted EBITDA margins of any company in the oil and gas industry and maintaining high margins is a high priority for the management team.
FCF per share	37.5%	Generating FCF is a high priority for TPL, which enables greater returns to stockholders in the form of dividends and share repurchases.
Strategic Objectives	25%	These objectives were established based on key strategic priorities to ensure long-term success, such as safety, ESG progress against goals/metrics, increasing use of TPL’s land, SLEM, and water services, and leveraging TPL’s land to explore other non-oil and gas revenue streams.

Goals for each of the 2023 metrics were established at the beginning of 2023, based on expectations for the year. The Threshold, Target, and Maximum level of performance for each financial metric are outlined below. At Threshold, Target, and Maximum performance levels, 50%, 100%, and 200% of the target bonus would be earned, respectively, for each metric.

Metric	Weighting	Threshold	Target	Maximum	Actual Results
Adjusted EBITDA Margin %	37.5%	80.5%	84.0%	86.5%	85.7%
FCF per fully diluted share of Common Stock	37.5%	$37.00	$48.00	$60.00	$54.05

TPL’s performance against the pre-established financial goals can be heavily influenced by the impact of changes in commodity prices. To mitigate this impact, the Committee implemented a commodity adjustment calculation, which uses a collar on commodity prices. Within the collar range, no adjustment is made for commodity prices. If commodity prices fall below or rise above the collar range, a floor or cap on prices is applied. This provides our management team with some exposure to commodity price, in line with our stockholders, but limits the exposure with significant changes in commodity prices. In 2023, the collar for commodity prices ranged from $37.65 per Boe to $54.56 per Boe. Actual realizations of $42.58 per Boe were within the range of the collar for 2023, thus no adjustment to price per Boe was necessary for determining adjusted EBITDA margin and FCF per share.

Based on final financial results, TPL exceeded the Target level on both of the financial metrics, earning 169% of target on the Adjusted EBITDA metric and 150% of target on the FCF metric.

The Compensation Committee also approved strategic objectives for the year which were intended to encourage our management team to take action to improve TPL’s long-term opportunities for success, but which didn’t directly impact financial results in 2023. The material aspects of the objectives are outlined below.

Strategic Objectives	Results
Expansion of non-oil and gas revenues – increase contracted renewable megawatts (“MW”) on TPL surface by 100%	Contracted additional 510 MWs of renewable energy, representing a 307% increase in 2023 compared to 2022
Market share – maintain development capture rate above TPL’s acreage ownership share	Achieved lateral feet drilled capture rate of 15% above average ownership level
Safety - maintain TRIR at or below industry average,	No reported safety incidents; TRIR score of zero
Zero produced water spills and maintain 100% safety training	Zero spills and 99% safety training with the outstanding training completed in February 2024
Environmental – maintain Scope 1 emission levels below 2021 levels	2023 Scope 1 emissions declined 14% from 2021 levels due to lower fuel consumption as a direct result of electrification of water facilities

Given the strong results relative to the Strategic Objectives, the Committee scored the Strategic Objectives at 125% of target.

As a result of the combined weighted results for Adjusted EBITDA Margin, FCF per share and Strategic Objectives, our Named Executive Officers earned 151.1% of the targeted 2023 Short Term Incentive Program, as outlined below:

Named Executive Officer	Actual Bonus for 2023
Tyler Glover	$1,412,785
Chris Steddum	$679,950
Micheal W. Dobbs	$475,965

2023 Long-Term Incentive Program

As part of the program redesign in 2022, the Compensation Committee implemented a long-term incentive plan for key employees at TPL, including Named Executive Officers. The goals of the long-term incentive plan include:

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

RTSR is measured using an average closing price at the beginning and end of the performance period. In the case of the 2023 awards, the average closing price over the month of January 2026 will be compared against the average closing price over the month of January 2023 with the addition of reinvested dividends from February 1, 2023 to January 31, 2026.

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

The FCF PSUs can be earned between 0% and 200% of the targeted number of shares based on cumulative FCF per share as follows:

Performance Level	Cumulative 3 Year FCF/Share	Shares Earned as a % of Target (1)
Maximum	$195/Share	200%
Target	$155/Share	100%
Threshold	$115/Share	25%
Below Threshold	<$115/Share	—%

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

2023 Long-Term Incentive Grants

At the beginning of 2023, the Committee established target long-term incentive grant levels for each of its Named Executive Officers based on a review of market data from the reference group and consideration of other factors such as experience and expertise, individual and company performance, and potential competitive opportunities for each of our Named Executive Officers. The target long-term incentive grant levels were established as a percentage of salary and converted into a number of shares based on the stock price on the grant date of $1,923.78 per share (the closing price of our Common Stock on the date the awards were granted).

The February 2023 awards are summarized in the table below:

Name and Position	Base Salary	Target LTI as % of Base Salary	Target LTI Dollar Amount (1)	Number of PSUs (at Target)	Number of RSUs
Tyler Glover	$850,000	400%	$3,400,000	884	884
Chris Steddum	$500,000	325%	$1,625,000	424	423
Micheal W. Dobbs	$420,000	250%	$1,050,000	274	273

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

The Company believes that it is in the best interests of our stockholders for our Named Executive Officers and other executive officers to maintain a significant ownership position in TPL to create substantial alignment between our senior management and our stockholders. Therefore, we have established stock ownership guidelines applicable to all of our executive officers. The ownership guidelines require each of our executive officers to hold shares of Common Stock with an aggregate value of at least a specified multiple of base salary as follows:

•CEO – 5x base salary

•Other Named Executive Officers – 2x base salary

•Other Executive Officers – 1x base salary

Shares counting towards the guideline include TPL shares held outright and unvested time-based restricted shares. Performance shares do not count until earned. Until and unless each officer has achieved the desired ownership level, he or she is required to retain at least 50% of the after-tax shares received upon vesting of equity awards.

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

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Named Executive Officers:

Name and Position	Year	Salary	Bonus (1)	Stock Awards (2)	Non-Equity Incentive Plan (3)	Change in Actuarial Present Value of Accumulated Benefits (4)	All Other Compensation(5)(6)	Total
Tyler Glover	2023	$850,000	$—	$3,771,255	$1,412,785	$40,477	$34,200	$6,108,717
President and Chief Executive Officer	2022	$850,000	$—	$3,766,469	$1,636,250	$—	$32,700	$6,285,419
	2021	$850,000	$2,550,000	$1,500,848	$—	$37,183	$31,800	$4,969,831

Chris Steddum	2023	$500,000	$—	$1,806,913	$679,950	$26,724	$19,800	$3,033,387
Chief Financial Officer(7)	2022	$475,000	$—	$1,554,798	$748,125	$—	$18,300	$2,796,223
	2021	$464,769	$1,068,750	$900,008	$—	$32,017	$17,400	$2,482,944

Micheal W. Dobbs	2023	$420,000	$—	$1,166,994	$475,965	$31,869	$19,800	$2,114,628
Senior Vice President, Secretary and General Counsel (8)	2022	$400,000	$—	$957,084	$525,000	$24,285	$18,000	$1,924,369
	2021	$400,000	$600,000	$500,700	$—	$—	$12,000	$1,512,700

(1)Represents the bonus amount approved by the Compensation Committee, with respect to all Named Executive Officers for 2021. Bonuses for 2021 were accrued as of December 31, 2021 and were paid before March 15, 2022. Mr. Steddum’s 2021 bonus amount includes a $50,000 promotion bonus that was paid during 2021.

(2)Amounts reflect rounding up to full shares upon conversion of approved dollar-denominated awards.

(3)Amounts consist of cash bonuses approved by the Compensation Committee, with respect to all Named Executive Officers for the respective year. Bonuses were accrued as of December 31 of each respective year and paid and/or expected to be paid on or before March 15 of the following year.

(4)Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under TPL’s pension plan over the prior year. For further information regarding TPL’s pension plan, see Note 7, “Pension and Other Postretirement Benefits” in our consolidated financial statements included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.” The reported amounts for 2023 reflect the aggregate change in the actuarial present value for accumulated benefits from December 31, 2022 to December 31, 2023. For 2022, the actuarial present value of accumulated benefits decreased by $122,716 for Mr. Glover and decreased by $7,421 for Mr. Steddum, and as amounts are negative, are reported as zero in the table.

(5)The amount presented includes contributions by TPL to the account of the Named Executive Officer under the Company’s defined contribution retirement plan.

(6)The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in the table because the amount was below the SEC’s $10,000 threshold for disclosure except for Mr. Glover, whose perquisites consisted of $14,400 in automobile allowance for 2023, 2022, and 2021.

(7)Mr. Steddum became Chief Financial Officer effective June 1, 2021.

(8)Mr. Dobbs joined TPL as Senior Vice President and General Counsel effective August 3, 2020. Mr. Dobbs became eligible for TPL’s defined benefit plan on January 1, 2022.

Grants of Plan Based Awards

The following table sets forth certain information concerning equity awards granted to our Named Executive Officers during the Last Fiscal Year:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (in units) (1)	Target (in units) (1)	Maximum (in units) (1)
Tyler Glover
	Bonus		$467,500	$935,000	$1,870,000
	RTSR PSU	February 10, 2023				111	442	884		$1,220,322
	FCF PSU	February 10, 2023				111	442	884		$850,311
	RSU	February 10, 2023							884	$1,700,622

Chris Steddum
	Bonus		$225,000	$450,000	$900,000
	RTSR PSU	February 10, 2023				53	212	424		$585,313
	FCF PSU	February 10, 2023				53	212	424		$407,841
	RSU	February 10, 2023							423	$813,759

Micheal W. Dobbs
	Bonus		$157,500	$315,000	$630,000
	RTSR PSU	February 10, 2023				35	137	274		$378,245
	FCF PSU	February 10, 2023				35	137	274		$263,558
	RSU	February 10, 2023							273	$525,192

(1)    These PSUs will vest three years after grant if certain performance metrics are met. For further discussion of performance metrics, see Note 8, “Share-Based Compensation” in our consolidated financial statements included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”

(2)    These RSUs will vest in one-third increments over a three-year period. For further discussion, see Note 8, “Share-Based Compensation” in our consolidated financial statements included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”

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

		Outstanding Equity Awards at December 31, 2023
		Stock Awards
Name	Award Type	Number of Shares or Units of Stock that have Not Vested (#) (1)	Market Value of Shares or Units of Stock that have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($) (4)
Tyler Glover
	RSU	1,718	$2,701,469
	RTSR PSU			1,067 (3)	$1,776,366
	FCF PSU			1,692 (4)	$2,660,585

Chris Steddum
	RSU	767	$1,206,069
	RTSR PSU			470 (3)	$771,348
	FCF PSU			728 (4)	$1,144,744

Micheal W. Dobbs
	RSU	485	$762,638
	RTSR PSU			296 (3)	$483,546
	FCF PSU			455 (4)	$715,465

(1)    Vesting of RSUs will occur as follows:

	February 10, 2024	February 11, 2024	February 10, 2025	February 11, 2025	February 10, 2026
Tyler Glover	294	416	294	418	296
Chris Steddum	141	172	141	172	141
Micheal W. Dobbs	91	105	91	107	91

(2)    The market value for RSUs is calculated based upon the closing price of our Common Stock of $1,572.45 per share as of December 31, 2023.

(3)    The RTSR PSUs will vest three years after grant if certain performance metrics are met. Numbers presented represent number of target units. For further discussion of performance metrics, see ”2023 Compensation Program” above. Fair value determined using a Monte Carlo simulation model updated as of December 31, 2023. The fair value as of December 31, 2023 is $1,288.47 per share for RTSR PSUs granted on February 10, 2023 and $1,930.98 per share for RTSR PSUs granted on February 11, 2022.

(4)    The FCF PSUs will vest three years after grant if certain performance metrics are met. For FCF PSUs granted on February 11, 2022, numbers presented represent maximum number of units based upon probability analysis as of December 31, 2023 that the maximum level will be achieved at the end of the three year measurement period. For FCF PSUs granted on February 10, 2023, numbers presented represent target number of units based upon probability analysis as of December 31, 2023. Fair value for FCF PSUs at December 31, 2023 is based on the closing stock price of $1,572.45 per share as of December 31, 2023.

The following table presents information concerning the vesting of stock, consisting of shares of restricted stock, for our Named Executive Officers during the fiscal year ended December 31, 2023:

		Stock Awards Vested During Year Ended December 31, 2023
Name	Award Type	Number of Shares Acquired on Vesting	Value Realized on Vesting
Tyler Glover
	RSA	480	$754,776
	RSU	416	$800,292

Chris Steddum
	RSA	288	$452,866
	RSU	172	$330,890

Micheal W. Dobbs
	RSA	160	$251,592
	RSU	105	$201,997

Pay Ratio Disclosure

For purposes of calculating the 2023 ratio of the median annual total compensation of all employees to the total annual compensation of the Chief Executive Officer, TPL included base salary, annual bonus amounts, equity compensation, if any, and all other amounts deemed compensation in its calculation of annual total compensation. We used December 31, 2023 as the measurement date. Base salary amounts were annualized for any employee who had less than a full year of service during 2023. Total compensation for Mr. Glover, the Chief Executive Officer, was determined to be $6,108,717 and was approximately 40 times the median annual compensation of all of our employees, excluding the Chief Executive Officer, of $152,405. For purposes of this calculation, the Company had 99 employees, excluding the Chief Executive Officer.

Employment Agreements

Mr. Glover

On October 13, 2023, the Company entered into a new employment agreement with Mr. Glover, its President and Chief Executive Officer (the “Glover Agreement”). The Glover Agreement was effective as of October 13, 2023 and replaced and superseded the Company’s prior employment agreement with Mr. Glover that became effective on January 1, 2022 (“Prior Glover Agreement”) and before that, Mr. Glover’s earlier employment agreement with the Company (then the Trust) that was effective January 11, 2021 (“2021 Glover Agreement”).

The term of the Glover Agreement ends on December 31, 2026, with automatic one (1) year extensions unless notice not to renew is given at least 120 days prior to the relevant end date.

Under the Glover Agreement, Mr. Glover receives a base salary of $850,000 per annum, subject to annual review, and is eligible for an annual cash bonus (“Bonus”) of up to 110% of such base salary for achievement of specified performance targets. Mr. Glover is also eligible to receive annual long-term incentive awards under the Company’s 2021 Incentive Plan (“LTI Awards”) as determined by the Company, the target amount of which, when added to Mr. Glover’s target Bonus for the year, will be at least 300% of his base salary for the relevant year. Prior to the effective date of the Glover Agreement, in accordance with the terms of the Prior Glover Agreement and the 2021 Glover Agreement, Mr. Glover’s base salary, Bonus and LTI Award amounts were as follows:

Date	Base Salary	Bonus	LTI Awards
2021
1/1/2021 - 12/31/2021	$850,000	300% of base salary	N/A

2022
1/1/2022 - 12/31/2022	$850,000	100% of base salary	Total of Bonus and target LTI Awards shall be at least 300% of base salary

2023
1/1/2023 - 10/12/2023	$850,000	100% of base salary	Total of Bonus and target LTI Awards shall be at least 300% of base salary

The Glover Agreement provides for payment of severance benefits if Mr. Glover’s employment is terminated by the Company without cause or by Mr. Glover for good reason, provided that Mr. Glover executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid Bonuses, (ii) LTI Award benefits to the extent provided for pursuant to the underlying award and plan documents, (iii) a pro rata Bonus for the year of termination, (iv) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage for Mr. Glover and his dependents, and (v) an amount equal to two times the greater of (A) the average of his base salary and Bonus for the preceding three years, or (B) his base salary and target Bonus for the year of termination. If Mr. Glover’s employment is terminated by the Company without cause; or by Mr. Glover for good reason within 24 months following a change in control of the Company as defined in the Glover Agreement, then, in lieu of the amount specified in clause (v), Mr. Glover will be entitled to an amount (“CIC Severance Amount”) equal to 2.99 times the greater of (a) the average of his base salary and Bonus for the three years preceding the year in which the change in control occurs, and (b) his base salary and target Bonus for the year in which the change in control occurs, and in addition to the foregoing, Mr. Glover shall also be entitled to (x) a payment equal to the value of his restrictive covenants, which payment shall offset an equal amount of the CIC Severance Amount; (y) 12 months of outplacement services paid for by the Company (not to exceed $30,000); and (z) 12 months of financial planning services paid for by the Company (not to exceed $30,000). If Mr. Glover’s employment terminates due to death or disability, he or his estate will be entitled to the benefits described in clauses (i), (ii) and (iii) above. Mr. Glover will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses, following termination of employment for any reason.

The Glover Agreement provides that Mr. Glover is entitled to participate in all benefit plans provided to the Company’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Company. It also provides for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

The Glover Agreement contains restrictive covenants prohibiting Mr. Glover from disclosing the Company’s confidential information at any time, from competing with the Company in specified counties where the Company does business during his employment, subject to certain exceptions, and for one year thereafter (or six months thereafter if he terminates his employment voluntarily without good reason), and from soliciting the Company’s clients, suppliers and business partners during his employment and for one year thereafter.

Mr. Steddum

On October 13, 2023, the Company entered into a new employment agreement with Mr. Steddum, its Chief Financial Officer (the “Steddum Agreement”). The Steddum Agreement was effective as of October 13, 2023 and replaced and superseded the Company’s prior employment agreement with Mr. Steddum that became effective on January 1, 2022 (“Prior Steddum Agreement”) and before that, Mr. Steddum’s earlier employment agreement with the Company that was effective June 1, 2021 (“Second 2021 Steddum Agreement”), and before that, Mr. Steddum’s earlier employment agreement with the Company (then the Trust) that was effective January 11, 2021 (“First 2021 Steddum Agreement”). The term of the Steddum Agreement ends on December 31, 2026, with automatic one (1) year extensions unless notice not to renew is given at least 120 days prior to the relevant end date.

Under the Steddum Agreement, Mr. Steddum receives a base salary of $500,000 per annum, subject to annual review, and is eligible for an annual cash Bonus of up to 90% of such base salary for achievement of specified performance targets. Mr. Steddum is also eligible to receive annual LTI Awards as determined by the Company, the target amount of which, when added to Mr. Steddum’s target Bonus for the year, will be at least 225% of his base salary for the relevant year. Prior to the effective date of the Steddum Agreement, in accordance with the terms of the Prior Steddum Agreement, the First Steddum Agreement and the Second 2021 Steddum Agreements, Mr. Steddum’s base salary, Bonus and LTI Award amounts were as follows:

Date	Base Salary	Bonus	LTI Awards
2021
1/11/2021 - 5/31/2021	$450,000	225% of base salary	N/A
6/1/2021 - 12/31/2021	$475,000	225% of base salary	N/A

2022
1/1/2022 - 12/31/2022	$475,000	90% of base salary	Total of Bonus and target LTI Awards shall be at least 225% of base salary

2023
1/1/2023 - 10/12/2023	$500,000	90% of base salary	Total of Bonus and target LTI Awards shall be at least 225% of base salary

The Steddum Agreement provides for payment of severance benefits if Mr. Steddum’s employment is terminated by the Company without cause or by Mr. Steddum for good reason, provided that Mr. Steddum executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid Bonuses, (ii) LTI Award benefits to the extent provided for pursuant to the underlying award and plan documents, (iii) a pro rata Bonus for the year of termination, (iv) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage for Mr. Steddum and his dependents, and (v) an amount equal to two times the greater of (A) the average of his base salary and Bonus for the preceding three years, or (B) his base salary and target Bonus for the year of termination. If Mr. Steddum’s employment is terminated by the Company without cause or by Mr. Steddum for good reason within 24 months following a change in control of the Company as defined in the Steddum Agreement, then, in lieu of the amount specified in clause (v), Mr. Steddum will be entitled to an amount (“CIC Severance Amount”) equal to 2.99 times the greater of (a) the average of his base salary and Bonus for the three years preceding the year in which the change in control occurs, and (b) his base salary and target Bonus for the year in which the change in control occurs, and in addition to the foregoing, Mr. Steddum shall also be entitled to (x) a payment equal to the value of his restrictive covenants, which payment shall offset an equal amount of the CIC Severance Amount; (y) 12 months of outplacement services paid for by the Company (not to exceed $30,000); and (z) 12 months of financial planning services paid for by the Company (not to exceed $30,000). If Mr. Steddum’s employment terminates due to death or disability, he or his estate will be entitled to the benefits described in clauses (i), (ii) and (iii) above. Mr. Steddum will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses, following termination of employment for any reason.

The Steddum Agreement provides that Mr. Steddum is entitled to participate in all benefit plans provided to the Company’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Company. It also provides for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

The Steddum Agreement contains restrictive covenants prohibiting Mr. Steddum from disclosing the Company’s confidential information at any time, from competing with the Company in specified counties where the Company does business during his employment, subject to certain exceptions, and for one year thereafter (or six months thereafter if he terminates his employment voluntarily without good reason), and from soliciting the Company’s clients, suppliers and business partners during his employment and for one year thereafter.

Mr. Dobbs

On October 13, 2023, the Company entered into a new employment agreement with Mr. Dobbs, its Senior Vice President, Secretary and General Counsel (the “Dobbs Agreement”). The Dobbs Agreement was effective as of October 13, 2023 and replaced and superseded the Company’s prior employment agreement with Mr. Dobbs that became effective on January 1, 2022 (“Prior Dobbs Agreement”) and before that, Mr. Dobbs’ earlier employment agreement with the Company (then the Trust) that was effective January 11, 2021 (“2021 Dobbs Agreement”).

The term of the Dobbs Agreement ends on December 31, 2026, with automatic one (1) year extensions unless notice not to renew is given at least 120 days prior to the relevant end date.

Under the Dobbs Agreement, Mr. Dobbs receives a base salary of $420,000 per annum, subject to annual review, and is eligible for an annual cash Bonus of up to 75% of such base salary for achievement of specified performance targets. Mr. Dobbs is also eligible to receive annual LTI Awards as determined by the Company, the target amount of which, when added to Mr. Dobbs’s target Bonus for the year, will be at least 175% of his base salary for the relevant year. Prior to the effective date of the Dobbs Agreement, in accordance with the terms of the Prior Dobbs Agreement and the 2021 Dobbs Agreement, Mr. Dobbs’ base salary, Bonus and LTI Award amounts were as follows:

Date	Base Salary	Bonus	LTI Awards
2021
1/1/2021 - 12/31/2021	$400,000	100% of base salary	N/A

2022
1/1/2022 - 12/31/2022	$400,000	75% of base salary	Total of Bonus and target LTI Awards shall be at least 175% of base salary

2023
1/1/2023 - 10/12/2023	$420,000	75% of base salary	Total of Bonus and target LTI Awards shall be at least 175% of base salary

The Dobbs Agreement provides for payment of severance benefits if Mr. Dobbs’s employment is terminated by the Company without cause or by Mr. Dobbs for good reason, provided that Mr. Dobbs executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid Bonuses, (ii) LTI Award benefits to the extent provided for pursuant to the underlying award and plan documents, (iii) a pro rata Bonus for the year of termination, (iv) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage for Mr. Dobbs and his dependents, and (v) an amount equal to two times the greater of (A) the average of his base salary and Bonus for the preceding three years, or (B) his base salary and target Bonus for the year of termination. If Mr. Dobbs’s employment is terminated by the Company without cause or by Mr. Dobbs for good reason within 24 months following a change in control of the Company as defined in the Dobbs Agreement, then, in lieu of the amount specified in clause (v), Mr. Dobbs will be entitled to an amount (“CIC Severance Amount”) equal to 2.99 times the greater of (a) the average of his base salary and Bonus for the three years preceding the year in which the change in control occurs, and (b) his base salary and target Bonus for the year in which the change in control occurs, and in addition to the foregoing, Mr. Dobbs shall also be entitled to (x) a payment equal to the value of his restrictive covenants, which payment shall offset an equal amount of the CIC Severance Amount; (y) 12 months of outplacement services paid for by the Company (not to exceed $30,000); and (z) 12 months of financial planning services paid for by the Company (not to exceed $30,000). If Mr. Dobbs’s employment terminates due to death or disability, he or his estate will be entitled to the benefits described in clauses (i), (ii) and (iii) above. Mr. Dobbs will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses, following termination of employment for any reason.

The Dobbs Agreement provides that Mr. Dobbs is entitled to participate in all benefit plans provided to the Company’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Company. It also provides for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

The Dobbs Agreement contains restrictive covenants prohibiting Mr. Dobbs from disclosing the Company’s confidential information at any time, from competing with the Company in specified counties where the Company does business during his employment, subject to certain exceptions, and for one year thereafter (or six months thereafter if he terminates his employment voluntarily without good reason), and from soliciting the Company’s clients, suppliers and business partners during his employment and for one year thereafter.

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Tyler Glover	Restated Texas Pacific Land Corporation Employees' Pension Plan	11.0	$170,455	$—
Chris Steddum	Restated Texas Pacific Land Corporation Employees' Pension Plan	3.5	$68,543	$—
Micheal W. Dobbs	Restated Texas Pacific Land Corporation Employees' Pension Plan	2.0	$56,154	$—

The Restated Texas Pacific Land Corporation Employees’ Pension Plan is a noncontributory defined benefit pension plan qualified under Section 401 of the Code in which the employees participate. The remuneration covered by the Plan is Salary. The Plan provides a normal retirement benefit equal to 1.5% of a participant’s average Salary for the last five years prior to retirement for each year of Credited Service under the Plan. Credited Service is earned from the participant’s date of membership in the Plan, which is generally not the participant’s date of hire by the Company. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits, see Note 7, “Pension and Other Postretirement Benefits” of the Notes to Financial Statements incorporated by reference in Item 8 of this Report.

As of December 31, 2023, the annual accrued normal retirement benefits are estimated to be $49,170 for Mr. Glover, $15,881 for Mr. Steddum, and $9,250 for Mr. Dobbs.

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

Directors’ Compensation

As discussed in Item 10. “Directors, Executive Officers and Corporate Governance,” our Corporate Reorganization was completed on January 11, 2021 and included a change in our governance structure to the Board from our previous structure of being governed by Trustees.

The following table sets forth information concerning compensation paid to the Board during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Total
John R. Norris III (2)	$133,519	$126,588	$260,107
David E. Barry (2)	$133,519	$126,588	$260,107
Rhys J. Best	$142,808	$126,588	$269,396
Donald G. Cook	$142,000	$126,588	$268,588
Barbara J. Duganier	$152,000	$126,588	$278,588
Donna E. Epps	$157,000	$126,588	$283,588
Karl F. Kurz	$130,000	$126,588	$256,588
Eric L. Oliver	$115,000	$126,588	$241,588
Robert Roosa (3)	$17,808	$18,051	$35,859
Murray Stahl	$115,000	$126,588	$241,588
Marguerite Woung-Chapman (3)	$17,808	$18,051	$35,859

(1)    From time to time, the Board constitutes ad hoc committees and determines whether any, and if so how much, compensation is paid for such service. Any such payments made to directors during the year ended December 31, 2023 are reflected in the “Fees Earned or Paid in Cash” column of the table above.

(2)    Mr. Norris and Mr. Barry resigned from the Board effective November 10, 2023.

(3)    Mr. Roosa and Ms. Woung-Chapman joined the Board effective November 10, 2023.

On an annual basis, all non-employee directors receive a base retainer of $230,000, of which $105,000 is paid in cash and $125,000 is paid in shares of Common Stock unless otherwise determined by the Company, valued at the closing price of the Common Stock on the NYSE on the date of grant of January 1 of each year, and vesting on the first anniversary of grant for grants dated prior to October 31, 2023. Commencing October 31, 2023, any shares granted to non-employee directors are immediately vested. In addition, non-employee directors receive the following amounts for additional Board and committee service: $125,000 for Board Chair, $10,000 for committee service (per committee), $10,000 for Audit Committee chair, $5,000 for Nominating and Corporate Governance Committee Chair, and $5,000 for Compensation Committee Chair. Directors serving in multiple leadership roles receive incremental compensation for each role, including that committee chairs receive both the committee service fee plus the specified amount for chairing such committee. Directors are not expected to receive additional compensation for attending regularly scheduled Board or committee meetings. For less than full years of service, the compensation paid to the non-employee directors will be prorated based on the number of days of service.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Ms. Duganier, the chair, Gen. Cook, Mr. Kurz and Mr. Roosa. None of Ms. Duganier, Gen. Cook, Mr. Kurz and Mr. Roosa, the members of the Compensation Committee, was an officer or employee of TPL during the Last Fiscal Year or had any relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K. There are no interlocking relationships requiring disclosure by the Company pursuant to Item 407(e)(4)(iii) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Item 11 with management and, based on such review and discussion, recommended that it be included in this Report.

Barbara J. Duganier, Chair
Donald G. Cook
Karl F. Kurz
Robert M. Roosa

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

Our Common Stock is listed on the NYSE under the symbol “TPL.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2023, regarding the shares of our Common Stock authorized for issuance under our equity compensation plans.

Plan	Number of shares of Common Stock issuable upon exercise of outstanding options, warrants or rights	Weighted average of exercise price of outstanding	Number of shares of Common Stock remaining available for future issuance
Texas Pacific Land Corporation 2021 Incentive Plan approved by stockholders	—	—	55,089
Texas Pacific Land Corporation 2021 Director Stock and Deferred Compensation Plan approved by stockholders	—	—	8,793
Equity compensation plans not approved by stockholders	—	—	—

2021 Incentive Plan

We maintain our 2021 Incentive Plan (the “2021 Plan”), pursuant to which we may grant to any employee of the Company, an affiliate or a subsidiary nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The 2021 Plan was approved by our Board on August 11, 2021 and by our stockholders on December 29, 2021, and amended on October 31, 2023, and will expire on December 29, 2031. The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 75,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner.

Unless otherwise provided in an award agreement, a severance plan sponsored by the Company, or in an applicable employment agreement, or otherwise determined by the Compensation Committee, upon a Change in Control of the Company the following shall occur:

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

•For earned but unvested performance awards, the earned award shall be immediately vested and payable as of the change in control;

•For awards other than performance awards, if the Company’s Common Stock continues to be publicly traded after change in control, such awards shall continue under their applicable terms, unless otherwise determined by the Compensation Committee.

Notwithstanding the forgoing, in the case of awards other than performance awards, the Compensation Committee may cancel such awards, and the award holders shall receive shares or cash equal to the difference between the amount stockholders receive for their shares and the purchase price per share, if any, under the award. Except as may be provided in an employment or severance compensation agreement between the Company and the Participant, if, in connection with a change in control, a Participant’s payment of any awards will cause the Participant to be liable for federal excise tax levied on certain “excess parachute payments,” then either (i) all payments otherwise due; or (ii) the reduced payment amount to avoid an excess parachute payment, whichever will provide the Participant with the greater after-tax economic benefit taking into account any applicable excise tax, shall be paid to the Participant. In no event will any Participant be entitled to receive any kind of gross-up payment or reimbursement for any excise taxes payable in connection with change in control payments.

2021 Non-Employee Director Stock and Deferred Compensation Plan

We maintain our 2021 Non-Employee Director and Deferred Compensation Plan (the “2021 Director Plan”), pursuant to which we may grant shares of Common Stock to each of our non-employee directors and our non-employee directors may defer some or all of their directors’ cash fees and stock compensation. The 2021 Director Plan was approved by our Board on August 11, 2021 and by our stockholders on December 29, 2021, and amended on October 31, 2023, and will expire on December 29, 2031. The 2021 Director Plan provides for annual grants of shares of Common Stock to each non-employee directors. As of October 31, 2023, the share grants are fully vested upon grant, unless the Compensation Committee or Board determines otherwise.

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Director Plan is 10,000 shares, and the aggregate fair market value of shares that may be issued to a non-employee director in a calendar year is limited to $500,000. Shares granted under the Plan may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner.

In light of the October 31, 2023 amendment, which provided for full vesting of shares upon grant, change in control provisions previously in the Plan that no longer served any purpose were deleted.

Security Ownership of Certain Beneficial Owners

The following table shows all holders known to The Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock as of February 14, 2024:

Name and Address	Number of Securities Beneficially Owned	Percent of Class
Horizon Kinetics LLC (1) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,281,215	16.7%
The Vanguard Group (2) 100 Vanguard Blvd. Malvern, Pennsylvania 19355	634,083	8.3%
BlackRock, Inc. (3) 50 Hudson Yards New York, New York 10001	461,334	6.0%

(1)The information set forth is based on Amendment No. 6 to Schedule 13D (the “Schedule 13D”) filed on February 7, 2024 by Horizon Kinetics Asset Management LLC (“Horizon”), a wholly owned subsidiary of Horizon Kinetics LLC (collectively, “Horizon Kinetics”), which indicates that Horizon has sole voting and sole dispositive power with respect to all shares beneficially owned. Horizon Kinetics, through its registered investment adviser, Horizon, acts as a discretionary investment manager on behalf of its clients, who maintain beneficial interest in TPL. Murray Stahl, CEO and CIO of Horizon Kinetics, is a director of TPL. The number of shares beneficially owned excludes shares held by portfolio managers and other employees of Horizon personally.

(2)The information set forth is based on Amendment No. 2 to Schedule 13G filed on February 13, 2024 by The Vanguard Group.

(3)The information set forth is based on the Schedule 13G filed on January 29, 2024 by BlackRock, Inc.

Stock Ownership Information for Directors and Officers

The following table shows the number of shares of Common Stock beneficially owned directly or indirectly as of February 14, 2024 by our current directors, Named Executive Officers, and our directors and current executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Directors and Named Executive Officers:
Rhys J. Best	261		*
Donald G. Cook	234		*
Barbara J. Duganier	219		*
Donna E. Epps	219		*
Karl F. Kurz	186		*
Eric L. Oliver	133,419	(1)	1.7%
Robert Roosa	91		*
Murray Stahl	1,283,728	(2)	16.7%
Marguerite Woung-Chapman	91		*
Tyler Glover	1,623		*
Chris Steddum	674		*
Micheal W. Dobbs	310		*
All Directors and Named Executive Officers as a Group (12 persons)	1,421,055		18.5%

*Indicates ownership of less than 1% of the class.

(1)Includes (i) 319 shares held by Eric L. Oliver, (ii) 130,500 shares held by SoftVest, L.P., a Delaware limited partnership (“SoftVest LP”), (iii) 350 shares held by trusts administered for the benefit of Mr. Oliver's grandchildren (the “Trust Shares”), and (iv) 2,250 shares owned by Debeck LLC and Debeck Properties LP (together, “Debeck”). The general partner of SoftVest LP is SoftVest GP I, LLC, a Delaware limited liability company (“SV GP”). SoftVest Advisors, LLC, a Delaware limited liability company (“SoftVest Advisors”) is investment manager of SoftVest LP. Mr. Oliver is the managing member of SV GP. SoftVest LP, SoftVest Advisors and Mr. Oliver may be deemed to share voting and dispositive power with respect to shares beneficially owned by them. Mr. Oliver disclaims beneficial ownership of the 130,500 shares of Common Stock held by SoftVest LP for purposes of Section 16 of the Exchange Act, except for his pecuniary interest therein. Mr. Oliver has sole voting and dispositive power with respect to the Trust Shares and disclaims any pecuniary interest in such shares. Mr. Oliver controls Debeck and has sole voting and dispositive power with respect to the shares beneficially owned by Debeck, but Mr. Oliver disclaims any pecuniary interest therein. Based on Form 4 filed by Mr. Oliver on January 3, 2024.

(2)Includes (i) 2,453 shares held by Murray Stahl, based on Form 4 filed by Mr. Stahl on February 15, 2024 (the “Form 4”), (ii) 60 shares held by Mr. Stahl’s spouse, based on the Form 4, and (iii) 1,281,215 shares beneficially owned by Horizon Kinetics, based on Amendment No. 6 to Schedule 13D filed on February 7, 2024 by Horizon. Mr. Stahl serves as CEO, Chairman of the Board, co- founder and CIO of Horizon Kinetics, and reports sole voting power over the 2,453 shares he holds directly and shared voting power over the 1,281,215 shares directly beneficially owned by Horizon. Mr. Stahl does not participate in investment decisions with respect to the securities of TPL and reports dispositive power over no shares of TPL.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There have been no significant reportable transactions or currently proposed transactions between TPL and any TPL director or executive officer of TPL or any 5% security holder of TPL or any member of the immediate family of any of the foregoing persons, since the beginning of the Last Fiscal Year.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed to TPL for professional services rendered by our independent registered public accounting firm Deloitte & Touche LLP (“Deloitte”), for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Type of Fees:
Audit fees	$694,480	$664,164
Audit-related fees	—	—
Tax fees	—	—
All other fees (1)	2,051	4,301
	$696,531	$668,465

(1)Represents fees associated with Deloitte sponsored educational seminars and accounting research tools.

For the year ended December 31, 2023, the Audit Committee approved all of the services provided by, and fees paid to, Deloitte.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.
Financial Statements

See “Index to Financial Statements.”

Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Texas Pacific Land Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 11, 2021 (File No. 001-39804)).
3.1.1	Second Amended and Restated Certificate of Incorporation, dated May 18, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 19, 2023 (File No. 001-39804)).
3.2	Amended and Restated Bylaws of Texas Pacific Land Corporation (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on January 11, 2021 (File No. 001-39804)).
4.1*	Description of Securities of Texas Pacific Land Corporation.
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

10.2.2†
Amended and Restated Employment Agreement between Texas Pacific Land Corporation and Tyler Glover, dated October 13, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 13, 2023 (File No. 1-39804)).

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

10.3.2†
Amended and Restated Employment Agreement between Texas Pacific Land Corporation and Chris Steddum, dated October 13, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 13, 2023 (File No. 1-39804)).

10.4†
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

10.4.2†
Amended and Restated Employment Agreement between Texas Pacific Land Corporation and Micheal W. Dobbs, dated October 13, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 13, 2023 (File No. 1-39804)).

10.5	Stockholders’ Agreement dated June 11, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on June 15, 2020 (File No. 001-00737)).
10.5.1
First Amendment to Stockholder’s Agreement, dated December 14, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on December 14, 2020 (File No. 001-00737)).

10.6†	2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.6.1†	Amendment No. 1 to 2021 Incentive Plan dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).

10.6.2†
Form of Restricted Stock Award Agreement (Employees) (incorporated by reference to Exhibit 10.2 to Texas Pacific Land Corporation’s Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).

10.6.3†
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

10.6.6†
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

10.6.8†
Form of FCF/Share Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Texas Pacific Land Corporation’s Current Report on Form 8-K filed on February 13, 2023 (File No. 001-39804)).

10.6.9†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.10†	Form of RTSR Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.11†	Form of FCF/Share Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.12†*	Form of FCF/Share Performance Unit Award Agreement (2024)
10.7†	2021 Non-Employee Director Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.7.1†
Amendment No. 1 to 2021 Non-Employee Director Stock and Deferred Compensation Plan dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).

10.7.2†	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.8	Cooperation Agreement, dated as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2023 (File No. 001-39804)).
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101*
The following information from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Total Comprehensive Income; (iii) Consolidated Statements of Equity and (iv) Consolidated Statements of Cash Flows.

104	The cover page from our Annual Report on Form 10-K formatted in iXBRL.

*Filed or furnished herewith.
** Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
† Management compensatory arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2024.

TEXAS PACIFIC LAND CORPORATION

By:	/s/ Tyler Glover
Tyler Glover President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February, 2024.

Signature	Title(s)

/s/ Tyler Glover	President, Chief Executive Officer and Director
Tyler Glover	(Principal Executive Officer)

/s/ Chris Steddum	Chief Financial Officer
Chris Steddum	(Principal Financial Officer)

/s/ Stephanie Buffington	Chief Accounting Officer
Stephanie Buffington	(Principal Accounting Officer)

/s/ Rhys J. Best	Chair of Board and Director
Rhys J. Best

/s/ Donald G. Cook	Director
Donald G. Cook

/s/ Barbara J. Duganier	Director
Barbara J. Duganier

/s/ Donna E. Epps	Director
Donna E. Epps

/s/ Karl F. Kurz	Director
Karl F. Kurz

/s/ Eric L. Oliver	Director
Eric L. Oliver

/s/ Robert Roosa	Director
Robert Roosa

/s/ Murray Stahl	Director
Murray Stahl

/s/ Marguerite Woung-Chapman	Director
Marguerite Woung-Chapman

Item 15(a). Financial Statements.

All schedules have been omitted because the required information is contained in the consolidated financial statements or related notes, or is not applicable or immaterial.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Pacific Land Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and total comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrual of Oil and Gas Royalties — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company records an accrual for oil and gas royalty revenues in accounts receivable and accrued receivables, net in the accompanying consolidated balance sheet. The accrual is necessary due to the time lag between the production of oil and gas and generation of the actual payment by operators, which is typically one to two months after the production of oil and gas. The determination of the oil and gas royalty accrual involves an analysis of historical production volumes, estimates of the timing of future payments, and recent market prices for oil and gas. The realized transaction prices for oil and gas royalty revenues are subject to national and international economic and political considerations and locational and contractual basis differences.

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

Dallas, Texas
February 21, 2024

We have served as the Company's auditor since 2021.

Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$725,169	$510,834
Accounts receivable and accrued receivables, net	128,971	103,983
Prepaid expenses and other current assets	2,944	7,427
Tax like-kind exchange escrow	5,380	6,348
Prepaid income taxes	—	4,809
Total current assets	862,464	633,401
Real estate acquired	130,024	109,704
Property, plant and equipment, net	89,587	85,478
Royalty interests acquired, net	46,609	45,025
Intangible assets, net	21,025	—
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Operating lease right-of-use assets	1,861	2,525
Other assets	4,828	1,294
Total assets	$1,156,398	$877,427
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$22,501	$23,443
Ad valorem and other taxes payable	10,761	8,497
Income taxes payable	4,795	3,167
Unearned revenue	6,330	4,488
Total current liabilities	44,387	39,595
Deferred taxes payable	42,365	41,151
Unearned revenue - noncurrent	25,006	21,708
Operating lease liabilities	1,170	1,955
Accrued liabilities - noncurrent	274	131
Total liabilities	113,202	104,540

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 7,756,156 shares authorized and 7,669,227 and 7,695,679 outstanding as of December 31, 2023 and 2022, respectively	78	78
Treasury stock, at cost; 86,929 and 60,477 shares as of December 31, 2023 and 2022, respectively	(144,998)	(104,139)
Additional paid-in capital	14,613	8,293
Accumulated other comprehensive income	1,831	2,516
Retained earnings	1,171,672	866,139
Total equity	1,043,196	772,887
Total liabilities and equity	$1,156,398	$877,427

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Oil and gas royalties	$357,394	$452,434	$286,468
Water sales	112,203	84,725	67,766
Produced water royalties	84,260	72,234	58,081
Easements and other surface-related income	70,932	48,057	37,616
Land sales and other operating revenue	6,806	9,972	1,027
Total revenues	631,595	667,422	450,958

Expenses:
Salaries and related employee expenses	43,384	41,402	40,012
Water service-related expenses	33,566	17,463	13,233
General and administrative expenses	14,928	13,285	11,638
Legal and professional fees	31,522	8,735	7,281
Ad valorem and other taxes	7,385	8,854	144
Depreciation, depletion and amortization	14,757	15,376	16,257
Total operating expenses	145,542	105,115	88,565

Operating income	486,053	562,307	362,393

Other income, net	31,508	6,548	624
Income before income taxes	517,561	568,855	363,017
Income tax expense (benefit):
Current	110,517	121,230	93,265
Deferred	1,399	1,263	(228)
Total income tax expense	111,916	122,493	93,037
Net income	$405,645	$446,362	$269,980

Amortization of net actuarial costs, net of income taxes of $(27), $9, and $30 for the years ended December 31, 2023, 2022 and 2021, respectively	(103)	32	114
Net actuarial (loss) gain on pension plan, net of income taxes of $(157), $931, and $418 as of December 31, 2023, 2022 and 2021, respectively	(582)	3,491	1,572
Total other comprehensive income (loss)	(685)	3,523	1,686
Total comprehensive income	$404,960	$449,885	$271,666

Net income per share of common stock
Basic	$52.81	$57.80	$34.83
Diluted	$52.77	$57.77	$34.83

Weighted average number of shares of common stock outstanding
Basic	7,681,435	7,721,957	7,752,027
Diluted	7,686,615	7,726,809	7,752,054

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except shares and per share amounts)

	Sub-share Certificates	Common Stock		Additional Paid-in Capital	Treasury Stock		Accum. Other Comp. Inc/(Loss)	Retained Earnings	Net Proceeds From All Sources	Total Equity
	Shares	Shares	Amount		Shares	Amount
Balances as of January 1, 2021	7,756,156	—	$—	$—	—	$—	$(2,693)	$—	$487,877	$485,184
Net income	—	—	—	—	—	—	—	269,980	—	269,980
Conversion of Sub-shares into shares of common stock	(7,756,156)	7,756,156	78	—	—	—	—	487,799	(487,877)	—
Repurchases of common stock	—	(14,791)	—	—	14,791	(19,903)	—	—	—	(19,903)
Dividends paid and accrued — $11.00 per share of common stock	—	—	—	—	—	—	—	(85,264)	—	(85,264)
Share-based compensation, net of forfeitures	—	3,330	—	28	(3,330)	4,486	—	(4,486)	—	28
Periodic pension costs, net of income taxes of $448	—	—	—	—	—	—	1,686	—	—	1,686
Balances as of December 31, 2021	—	7,744,695	78	28	11,461	(15,417)	(1,007)	668,029	—	651,711
Net income	—	—	—	—	—	—	—	446,362	—	446,362
Repurchases of common stock	—	(48,959)	—	—	48,959	(87,900)	—	—	—	(87,900)
Regular dividends paid and accrued — $12.00 per share of common stock	—	—	—	—	—	—	—	(92,737)	—	(92,737)
Special dividends paid and accrued - $20.00 per share of common stock	—	—	—	—	—	—	—	(154,742)	—	(154,742)
Share-based compensation, net of forfeitures	—	699	—	8,265	(699)	940	—	(773)	—	8,432
Shares exchanged for tax withholdings	—	(756)	—	—	756	(1,762)	—	—	—	(1,762)
Periodic pension costs, net of income taxes of $940	—	—	—	—	—	—	3,523	—	—	3,523
Balances as of December 31, 2022	—	7,695,679	78	8,293	60,477	(104,139)	2,516	866,139	—	772,887
Net income	—	—	—	—	—	—	—	405,645	—	405,645
Repurchases of common stock, including excise taxes of $384	—	(27,619)	—	—	27,619	(42,801)	—	—	—	(42,801)
Regular dividends paid and accrued — $13.00 per share of common stock	—	—	—	—	—	—	—	(99,972)	—	(99,972)
Share-based compensation, net of forfeitures	—	2,332	—	6,320	(2,332)	4,006	—	(140)	—	10,186
Shares exchanged for tax withholdings	—	(1,165)	—	—	1,165	(2,064)	—	—	—	(2,064)
Periodic pension costs, net of income taxes of $184	—	—	—	—	—	—	(685)	—	—	(685)
Balances as of December 31, 2023	—	7,669,227	$78	$14,613	86,929	$(144,998)	$1,831	$1,171,672	$—	$1,043,196

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$405,645	$446,362	$269,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,757	15,376	16,257
Share-based compensation	10,343	8,432	28
Deferred taxes	1,399	1,263	220
Changes in operating assets and liabilities:
Receivables and other assets	(24,457)	(13,833)	(47,603)
Prepaid income taxes	4,809	(4,809)	—
Income taxes payable	1,628	(25,916)	25,029
Unearned revenue	5,140	1,938	(1,910)
Operating liabilities, excluding income taxes	(3,240)	10,015	3,152
Ad valorem and other taxes payable	2,264	8,321	10
Cash provided by operating activities	418,288	447,149	265,163

Cash flows from investing activities:
Acquisitions of intangible assets	(21,403)	—	—
Acquisition of real estate	(20,320)	(633)	(535)
Acquisition of royalty interests	(3,566)	(1,662)	—
Purchase of fixed assets	(15,028)	(19,212)	(15,548)
Proceeds from sales of fixed assets	5	106	1,086
Cash used in investing activities	(60,312)	(21,401)	(14,997)

Cash flows from financing activities:
Dividends paid	(99,972)	(247,281)	(85,264)
Repurchases of common stock	(42,573)	(87,765)	(19,684)
Shares exchanged for tax withholdings	(2,064)	(1,762)	—
Cash used in financing activities	(144,609)	(336,808)	(104,948)

Net increase in cash, cash equivalents and restricted cash	213,367	88,940	145,218
Cash, cash equivalents and restricted cash, beginning of period	517,182	428,242	283,024
Cash, cash equivalents and restricted cash, end of period	$730,549	$517,182	$428,242

Supplemental disclosure of cash flow information:
Income taxes paid	$104,079	$151,956	$68,223
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$880	$4,174	$—
(Decrease) increase in accounts payable related to capital expenditures	$403	$(245)	$867
Accrued dividends on unvested stock awards	$158	$198	$—
Share repurchases and associated excise taxes not settled at the end of the period	$582	$354	$219
Issuance of common stock	$—	$—	$78
Operating lease right-of-use assets	$—	$1,364	$—
See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business Segments

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 868,000 surface acres of land in West Texas, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 195,000 NRA located in the western part of Texas.

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

We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of TPL and provide a framework for timely and rational allocation of resources within businesses. See Note 14, “Business Segment Reporting” for further information regarding our segments.

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

Revenue Recognition

Oil and Gas Royalties

Oil and gas royalties are received in connection with royalty interests owned by TPL. Oil and gas royalties are reported net of production taxes and are recognized as revenue when crude oil and natural gas products are removed from the respective mineral reserve locations. Oil and gas royalty payments are generally received one to two months after the crude oil and gas products are removed. An accrual for amounts not received during the month crude oil and natural gas products are removed is included in accounts receivable and accrued receivables, net based on historical trends.

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

Purchases of water from third parties, transfer costs and treatment expenses associated with water sales are included in water service-related expenses.

Produced Water Royalties

Produced water royalties represent revenue from the transfer and disposal of saltwater from producing oil and gas wells on our land. Revenue is recognized when the water is transported across or injected into our land.

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

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$725,169	$510,834
Tax like-kind exchange escrow	5,380	6,348
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$730,549	$517,182

Receivables

Receivables consist primarily of royalty income due related to our oil, gas and produced water royalties and trade accounts receivable related to water and material sales. An allowance is recorded for expected credit losses and is based upon our historical write-off experience, aging of trade accounts receivable and collectability patterns of our customers. The allowance for expected credit loss was approximately $0.2 million as of December 31, 2023 and 2022, respectively.

 Accrual of Oil and Gas Royalties

The Company accrues oil and gas royalties, which are included in accounts receivable and accrued receivables, net. An accrual is necessary due to the time lag between the removal of crude oil and natural gas products from the respective mineral reserve locations and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical production volumes, estimates of the timing of future payments and recent market prices for oil and gas. Accrued oil and gas royalties included in accounts receivable and accrued receivables, net totaled $52.2 million and $50.1 million as of December 31, 2023 and 2022, respectively.

Real Estate Acquired

Real estate acquired is recorded at cost and carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the property exceeds its estimated fair value. Minimal real estate improvements are made to land. No impairments were recorded for the years ended December 31, 2023, 2022 and 2021.

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

	Range of Estimated Useful Lives (in years)
Water wells and other water-related assets	3	to	20
Furniture, fixtures and equipment	3	to	15

Royalty Interests Acquired

We follow the successful efforts method of accounting for our royalty interests acquired, which are carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a reduction in the carrying value of our royalty interests if the carrying value exceeds the estimated fair value. No impairments were recorded for the years ended December 31, 2023, 2022 and 2021.

Depletion is recorded based upon a units of production basis. Depletion expense was approximately $2.0 million, $1.0 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Real Estate and Royalty Interests Assigned Through the Declaration of Trust

The fair market value of the land and royalty interests that were assigned through the Declaration of Trust (referred to as “Assigned” land and royalty interests) was not determined in 1888 when the Trust was formed; therefore, no value is assigned in the accompanying consolidated balance sheets to the Assigned land and royalty interests. Consequently, in the consolidated statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of sales of the Assigned land and royalty interests. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to our financial position or results of operations. Minimal real estate improvements are made to land.

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

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 15 to 20 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In such event, the fair value of the asset is determined using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, a loss for the difference between the carrying value and the estimated fair value of the intangible asset is recognized in the statement of income.

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

For real estate leases, we account for lease components and non-lease components (such as common area maintenance) as a single lease component. Certain real estate leases require reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Certain leases contain fixed lease payments for items such as common area maintenance and parking. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities. See Note 12, “Commitments” for additional information.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero as of December 31, 2023 and 2022. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of income and total comprehensive income.

Share-Based Compensation

The Company utilizes the closing stock price on the date of grant to determine the fair value of stock awards and service-vesting awards, which for the Company includes stock awards, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”) with a performance condition. For PSUs with a market condition, grant date fair value is determined using a Monte Carlo simulation model. Unvested awards are entitled to dividends or dividend equivalents which are accrued and distributed to award recipients at the time such awards vest. Dividends are forfeitable if the related award is forfeited. For RSAs, RSUs and PSUs with performance conditions, forfeitures are recognized in the period in which they occur. For PSU awards with market conditions, forfeitures are only recognized if the award recipient does not render the required service during the measurement period.

Share-based compensation expense for stock awards is recognized in the financial statements immediately on date of grant as there is no requisite service period. Share-based compensation expense for RSUs and RSAs is recognized in the financial statements over the awards’ vesting periods using the graded-vesting method. Share-based compensation expense for PSU awards with performance conditions is recognized ratably over the measurement period at such time as the awards are probable and estimable. Share-based compensation expense for PSU awards with market conditions is recognized ratably over the measurement period whether the market condition is satisfied or not if the service for the award is rendered. Share-based compensation is reported on the consolidated statements of income and total comprehensive income as a component of salaries and related employee expenses for employee awards and in general and administrative expenses for director awards.

Net Income Per Share

Basic income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is computed based upon the weighted average number of shares outstanding during the period plus unvested shares issued pursuant to our equity and deferred compensation plans. See Note 11, “Earnings Per Share.”

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

Concentrations of Credit Risk

We invest our cash and cash equivalents (which include U.S. Treasury bills, money market funds, and commercial paper with maturities of three months or less) among two major financial institutions in an attempt to minimize exposure to risk from any one of these entities. As of December 31, 2023 and 2022, we had cash and cash equivalents deposited in our financial institutions in excess of federally-insured levels. We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Significant Customers

Three customers represented, in the aggregate, 42.5% of TPL’s total revenues for the year ended December 31, 2023. Four customers represented, in the aggregate, 51.8% of TPL’s total revenues for the year ended December 31, 2022. Three customers represented, in the aggregate, 41.0% of TPL’s total revenues for the year ended December 31, 2021.

Reclassifications

Certain financial information on the consolidated balance sheet as of December 31, 2022 and consolidated statement of income and total comprehensive income for the year ended December 31, 2022 and December 31, 2021, respectively, have been revised to conform to the current year presentation. These revisions include a balance sheet reclassification of $454,000 of other taxes payable previously included in accounts payable and accrued expenses to ad valorem and other taxes payable, an income statement reclassification of $120,000 of property taxes previously included in general and administrative expenses to ad valorem and other taxes, an income statement reclassification of $55,000 from land sales expenses to general and administrative expenses for the year ended December 31, 2022 and an income statement reclassification of $144,000 of property taxes previously included in general and administrative expenses to ad valorem and other taxes for the year ended December 31, 2021.

3.    Real Estate Activity

As of December 31, 2023 and 2022, TPL owned the following land and real estate (in thousands, except number of acres):

	December 31, 2023		December 31, 2022
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,999	$—	817,060	$—
Real estate acquired	69,447	130,024	57,306	109,704
Total real estate situated in Texas	868,446	$130,024	874,366	$109,704

(1)Real estate assigned through the Declaration of Trust.

The Assigned land held by TPL was recorded with no value at the time of acquisition. See Note 2, “Summary of Significant Accounting Policies — Real Estate and Royalty Interests Assigned Through the Declaration of Trust” for further information regarding the Assigned land. Real estate acquired includes land parcels which have either been acquired through foreclosure or transactions with third parties.

Land Sales

For the year ended December 31, 2023, we sold 18,061 acres of land in Texas for an aggregate sales price of $6.8 million.

For the year ended December 31, 2022, we sold 6,392 acres of land in Texas for an aggregate sales price of $9.7 million.

For the year ended December 31, 2021, we sold 30 acres of land in Texas for an aggregate sales price of approximately $0.7 million.

Land Acquisitions

For the year ended December 31, 2023, we acquired 12,141 acres of land in Texas for an aggregate purchase price of $20.0 million.

For the year ended December 31, 2022, we acquired 177 acres of land in Texas for an aggregate purchase price of $0.6 million.

For the year ended December 31, 2021, we acquired 88 acres of land in Texas for an aggregate purchase price of approximately $0.5 million.

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Property, plant and equipment, at cost:
Water service-related assets	$136,340	$125,166
Furniture, fixtures and equipment	9,801	9,718
Other	598	598
Total property, plant and equipment, at cost	146,739	135,482
Less: accumulated depreciation	(57,152)	(50,004)
Property, plant and equipment, net	$89,587	$85,478

Depreciation expense was $12.2 million, $14.2 million and $14.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

5.    Oil and Gas Royalty Interests

As of December 31, 2023 and 2022, we owned the following oil and gas royalty interests (in thousands):

	December 31, 2023	December 31, 2022
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired, at cost (3)	51,494	47,928
Total royalty interests	51,494	47,928
Less: accumulated depletion	(4,885)	(2,903)
Royalty interests, net	$46,609	$45,025

(1)    Nonparticipating perpetual royalty interests in 370,737 gross royalty acres as of December 31, 2023 and 2022.

(2)    Nonparticipating perpetual royalty interests in 84,934 gross royalty acres as of December 31, 2023 and 2022.

(3)    Royalty interest in 4,302 and 4,182 net royalty acres as of December 31, 2023 and 2022, respectively.

Royalty Interests Assigned Through the Declaration of Trust

The fair market value of the Trust’s Assigned royalty interests was not determined in 1888 when the Trust was formed, and accordingly, these Assigned royalty interests were recorded with no value. See Note 2, “Summary of Significant Accounting Policies — Real Estate and Royalty Interests Assigned Through the Declaration of Trust” for further information regarding the Assigned royalty interests. The Assigned royalty interests include 1/16th and 1/128th royalty interests.

Royalty Interest Transactions

For the year ended December 31, 2023, we acquired oil and gas royalty interests in 119 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $3.6 million.

For the year ended December 31, 2022, we acquired oil and gas royalty interests in 92 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $1.7 million.

There were no oil and gas royalty interest transactions for the year ended December 31, 2021.

6.    Intangible Assets

Intangible assets, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$—
Groundwater rights acquired	3,846	—
Total intangible assets, at cost (1)	21,403	—
Less: accumulated amortization	(378)	—
Intangible assets, net	$21,025	$—

(1)The remaining weighted average amortization period for total intangible assets was 18.8 years as of December 31, 2023.

Acquisitions

For the year ended December 31, 2023, we acquired a saltwater disposal easement and groundwater rights in separate transactions for an aggregate cost of approximately $21.4 million. We had no intangible assets as of December 31, 2022.

Amortization of intangible assets was $0.4 million for the year ended December 31, 2023. The estimated future annual amortization expense of intangible assets is $1.1 million for each year of 2024 through 2028, and $15.5 million thereafter.

7.    Pension and Other Postretirement Benefits

TPL has a defined contribution plan available to all eligible employees. Qualifying participants may receive a matching contribution based on the amount participants contribute to the plan up to 6% of their qualifying compensation. TPL contributed approximately $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table sets forth the Pension Plan’s changes in benefit obligation, changes in fair value of assets, and funded status as of December 31, 2023 and 2022 using a measurement date of December 31 (in thousands):

	December 31, 2023	December 31, 2022
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$8,177	$11,324
Service cost	1,537	2,870
Interest cost	423	336
Actuarial gain (loss)	658	(6,111)
Benefits paid	(242)	(242)
Projected benefit obligation at end of year	$10,553	$8,177

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$11,650	$10,713
Actual return on Pension Plan assets	725	(947)
Contributions by employer	2,068	2,126
Benefits paid	(242)	(242)
Fair value of Pension Plan assets at end of year	14,201	11,650
Funded status at end of year	$3,648	$3,473

The projected Pension Plan benefit obligation as of December 31, 2023 was impacted by changes in assumptions used as of that date compared to assumptions used as of December 31, 2022. These changes included a decrease in the discount rate from 5.25% as of December 31, 2022 to 5.00% as of December 31, 2023. The effect of the assumption changes was an increase in the projected benefit obligation of approximately $0.6 million.

Amounts recognized in the balance sheets as of December 31, 2023 and 2022 consist of (in thousands):

	December 31, 2023	December 31, 2022
Assets	$3,648	$3,473
Liabilities	—	—
	$3,648	$3,473

Amounts recognized in accumulated other comprehensive income on the Consolidated Balance Sheets consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Net actuarial gain	$2,319	$3,189
Amounts recognized in accumulated other comprehensive income, before taxes	2,319	3,189
Income tax expense	(488)	(673)
Amounts recognized in accumulated other comprehensive income, after taxes	$1,831	$2,516

Net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 include the following components (in thousands):

	Years Ended December 31,
	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$1,537	$2,870	$3,225
Interest cost	423	336	264
Expected return on Pension Plan assets	(807)	(741)	(521)
Recognized actuarial (gain) loss	(130)	41	144
Net periodic benefit cost	$1,023	$2,506	$3,112

Service cost, a component of net periodic benefit cost, is reflected in our consolidated statements of income and total comprehensive income within salaries and related employee expenses. The other components of net periodic benefit cost are included in other income, net on the consolidated statements of income and total comprehensive income.

Other changes in Pension Plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net actuarial (gain) loss	$739	$(4,422)	$(1,990)
Recognized actuarial gain (loss)	130	(41)	(144)
Total recognized in other comprehensive (income) loss, before taxes	$869	$(4,463)	$(2,134)
Total recognized in net benefit cost and other comprehensive (income) loss, before taxes	$1,892	$(1,958)	$978

TPL reclassified less than $0.6 million (net of income tax benefit of less than $0.2 million) out of accumulated other comprehensive loss for net periodic benefit cost to other income, net for the year ended December 31, 2023, $0.4 million (net of income tax benefit of less than $0.1 million) for the year ended December 31, 2022 and $0.2 million (net of income tax benefit of less than $0.1 million) for the year ended December 31, 2021.

The following table summarizes the projected benefit obligation in excess of Pension Plan assets and Pension Plan assets in excess of accumulated benefit obligation as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Projected benefit obligation in excess of Pension Plan assets:
Projected benefit obligation	$10,553	$8,177
Fair value of Pension Plan assets	$14,201	$11,650
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$6,417	$5,277
Fair value of Pension Plan assets	$14,201	$11,650

The following are weighted-average assumptions used to determine benefit obligations and costs as of December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.00%	5.25%	3.00%
Rate of compensation increase	7.29%	7.29%	7.29%

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	5.25%	3.00%	2.75%
Expected return on Pension Plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	7.29%	7.29%	7.29%

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

The fair values of the Pension Plan assets by major asset category as of December 31, 2023 and 2022, are as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Cash and cash equivalents — money markets	$1,179	$1,179	$—	$—
Equities	8,182	8,182	—	—
Equity funds	401	401	—	—
Fixed income funds	1,000	1,000	—	—
Taxable bonds	3,439	3,439	—	—
Total	$14,201	$14,201	$—	$—

As of December 31, 2022:
Cash and cash equivalents — money markets	$2,571	$2,571	$—	$—
Equities	392	392	—	—
Equity funds	2,884	2,884	—	—
Fixed income funds	598	598	—	—
Taxable bonds	5,205	5,205	—	—
Total	$11,650	$11,650	$—	$—

Management intends to at least fund the minimum ERISA amount for 2024 and may make some discretionary contributions to the Pension Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten-year period (in thousands):

Year ending December 31,	Amount
2024	$261
2025	257
2026	257
2027	263
2028	329
2029 to 2033	2,059

8.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan”). As of December 31, 2023, share-based compensation granted under the plans has included these award types: stock awards, RSAs, RSUs and PSUs. Currently, all awards granted under the plans are entitled to receive dividends (which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. RSUs granted under the 2021 Plan vest in one-third increments and PSUs granted under the 2021 Plan cliff vest at the end of three years if the performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest on the first anniversary of the award. Effective October 31, 2023, the 2021 Directors Plan was amended to eliminate vesting requirements on stock awards granted after October 31, 2023.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s Common Stock that may be issued under the 2021 Plan is 75,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of December 31, 2023, 55,089 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSAs and RSUs under the 2021 Plan for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023				2022
	Restricted Stock Awards (1)		Restricted Stock Units (2)		Restricted Stock Awards (1)		Restricted Stock Units (2)
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	1,337	$1,252	5,612	$1,323	3,330	$1,252	—	$—
Granted	—	—	2,848	1,924	—	—	5,612	1,323
Vested (3)	(1,297)	1,252	(1,864)	1,324	(1,993)	1,252	—	—
Cancelled and forfeited	(40)	1,252	(371)	1,602	—	—	—	—
Nonvested at end of period	—	$—	6,225	$1,581	1,337	$1,252	5,612	$1,323

(1)RSAs were granted on December 29, 2021: 1,993 shares vested on December 29, 2022, 40 shares were forfeited during 2023 and 1,297 shares vested on December 29, 2023.
(2)RSUs vest in one-third increments over a three-year period.
(3)Of the 3,161 shares that vested during the year ended December 31, 2023, 1,165 shares were surrendered upon vesting by employees to the Company to settle tax withholding obligations.

The following table summarizes activity related to PSUs for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
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

Each PSU has a value equal to one share of Common Stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) over the applicable three-year measurement period compared to the SPDR® S&P® Oil & Gas Exploration & Production ETF (“XOP”) Index, and 50% of the PSUs may be earned based on the cumulative free cash flow per share (“FCF”) over the three-year vesting period. As the RTSR PSU is a market-based award, its grant date fair value was determined using a Monte Carlo simulation model that uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the XOP Index, i.e., the probability of satisfying the market condition defined in the award. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award. The risk-free interest rate was based on U.S. Treasury yield constant maturities for a term matching the expected term of the award.

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 10,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of December 31, 2023, 8,793 shares of Common Stock remained available under the 2021 Directors Plan for future grants.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023		2022
	Restricted Stock Awards		Restricted Stock Awards
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	699	$1,281	—	$—
Granted (1)	486	2,344	784	1,277
Vested	(807)	1,423	—	—
Cancelled and forfeited	—	—	(85)	1,249
Nonvested at end of period	378	$2,344	699	$1,281

(1)RSAs vest on the first anniversary of the grant date.

As noted above, there are no vesting requirements associated with stock awards granted under the 2021 Directors Plan effective for awards granted subsequent to October 31, 2023. In November 2023, the Company granted a total of 22 shares of Common Stock to two new members of the Company’s board of directors. The grant date fair value was $1,641 per share, the closing price of its Common Stock as of November 10, 2023.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2023	2022	2021
Salaries and related employee expenses (employee awards)	$9,124	$7,583	$28
General and administrative expenses (director awards)	1,219	849	—
Total share-based compensation expense (1)	$10,343	$8,432	$28

(1)The Company recognized a tax benefit of $2.2 million and $1.8 million related to share-based compensation for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, there was $8.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.1 years.

9.    Other Income, Net

Other income, net, includes interest earned on our cash balances, other employee pension costs, and other miscellaneous income (expense). Miscellaneous income (expense) includes insurance proceeds and gains and losses on disposals of capital assets.

Other income, net for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Other income, net:
Interest earned on cash and cash equivalents, net	$28,630	$6,207	$78
Other employee pension costs	514	363	113
Miscellaneous other income (expense), net (1)	2,364	(22)	433
Total other income, net	$31,508	$6,548	$624

(1)For the year ended December 31, 2023, miscellaneous other income (expense), net includes $1.4 million of interest and damages resulting from an arbitration settlement with an operator. See Note 12, “Commitments” for further information regarding the arbitration.

10.    Income Taxes

The income tax provision charged to operations for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$106,721	$117,395	$90,920
State and local	3,796	3,835	2,345
Current income tax expense	110,517	121,230	93,265
Deferred (benefit) expense	1,399	1,263	(228)
Total income tax expense	$111,916	$122,493	$93,037

Although TPL was a trust until January 11, 2021, it was historically taxed as if it were a corporation for income tax purposes prior to its conversion to a corporation.

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021 to income before Federal income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Computed tax expense at the statutory rate of 21%	$108,688	$119,460	$76,234
Reduction in income taxes resulting from:
Statutory depletion	(682)	(823)	(584)
State taxes	3,439	3,045	1,740
Executive compensation	1,117	1,146	1,687
Prior year tax adjustments	(305)	(13)	18
Correction of historical tax depletion	—	805	12,975
Estimated penalties and interest	—	(763)	1,022
Other, net	(341)	(364)	(55)
Total income tax expense	$111,916	$122,493	$93,037
Effective tax rate	21.6%	21.5%	25.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Unearned revenue	$6,717	$5,621
Stock compensation	2,097	1,256
Other	760	48
Total deferred tax assets	9,574	6,925

Property, plant and equipment	17,532	16,958
Real estate and royalty interests	33,215	30,387
Pension plan asset	767	731
Other, net	425	—
Total deferred tax liabilities	51,939	48,076
Deferred taxes payable	$(42,365)	$(41,151)

TPL is subject to taxation in the United States and Texas. TPL is no longer subject to U.S. Federal income tax examination by tax authorities for tax years before 2020.

11.    Earnings Per Share

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

The following table sets forth the computation of EPS for the years ended December 31, 2023, 2022 and 2021 (in thousands, except number of shares and per share data):

	Years Ended December 31,
	2023	2022	2021
Net income	$405,645	$446,362	$269,980

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	7,681,435	7,721,957	7,752,027
Basic earnings per share	$52.81	$57.80	$34.83

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	7,681,435	7,721,957	7,752,027
Effect of Dilutive securities:
Stock-based incentive plan	5,180	4,852	27
Weighted average shares outstanding for diluted earnings per share	7,686,615	7,726,809	7,752,054
Diluted earnings per share	$52.77	$57.77	$34.83

Restricted stock is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic earnings per share calculation until such time as the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they are anti-dilutive for the year ended December 31, 2023.

12.    Commitments

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of December 31, 2023.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. Since the completion of our Corporate Reorganization, we have received notice from a third party that they no longer intend to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of December 31, 2023.

Ongoing Arbitration with an Operator

As part of an ongoing arbitration between TPL and an operator with respect to underpayment of oil and gas royalties resulting from improper deductions of post-production costs by the operator for production periods before and through June 2023, the operator has agreed to pay $10.1 million to TPL, comprised of $8.7 million of unpaid oil and gas royalties, $0.9 million of interest and $0.5 million of damages. The full amount of $10.1 million has been recorded as a receivable, $8.7 million has been included in oil and gas royalty revenue and the remaining $1.4 million has been recorded as other income in the consolidated financial statements for the year ended December 31, 2023. The Company received payment from the operator for the full amount in January 2024.

Lease Commitments

As of December 31, 2023 and 2022, we have recorded right-of-use assets of $1.9 million and $2.5 million, respectively, and lease liabilities for $2.0 million and $2.8 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The office lease agreements require monthly rent payments and expire in December 2025 and July 2027, respectively. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost for each of the years ended December 31, 2023 and 2022 was $0.8 million.

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations. There are no residual value guarantees in our lease commitments. The weighted-average lease term for our operating lease liabilities is approximately 33 months. The weighted average discount rate of our operating leases is 4.7%.

Future minimum lease payments were as follows as of December 31, 2023 (in thousands):

Year ending December 31,	Amount
2024	$854
2025	826
2026	316
2027	187
Total lease payments	2,183
Less: imputed interest	(159)
Total operating lease liabilities	$2,024

Rent expense for these lease agreements amounted to approximately $0.8 million for each of the years ended December 31, 2023, 2022 and 2021.

13.    Equity

Corporate Reorganization

On January 11, 2021, TPL completed its Corporate Reorganization. As part of the implementation of the Corporate Reorganization, prior to the market opening on January 11, 2021, the Trust distributed all of the shares of Common Stock of TPL Corporation to holders of Sub-shares of the Trust, on a pro rata, one-for-one, basis in accordance with their interests in the Trust (the “Distribution”). As a result of the Distribution, TPL Corporation is a corporation with its Common Stock listed under the symbol “TPL” on the New York Stock Exchange.

Stock Repurchase Program

On November 1, 2022, our board of directors approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250 million of our outstanding Common Stock.

The Company repurchases stock under a repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

For the year ended December 31, 2023, we repurchased 27,619 shares of Common Stock totaling $42.4 million for an average price per share of $1,536. For the year ended December 31, 2022, we repurchased 48,959 shares of Common Stock totaling $87.9 million for an average price per share of $1,795.

Dividends

For the year ended December 31, 2023, we paid total cash dividends of $13.00 per share of Common Stock. For the year ended December 31, 2022, we paid total cash dividends of $12.00 per share of Common Stock and special dividends of $20.00 per share of Common Stock.

14.    Business Segment Reporting

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

The following table presents segment financial results for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues:
Land and resource management	$432,105	$506,975	$320,387
Water services and operations	199,490	160,447	130,571
Total consolidated revenues	$631,595	$667,422	$450,958

Net income:
Land and resource management	$306,706	$365,041	$208,897
Water services and operations	98,939	81,321	61,083
Total consolidated net income	$405,645	$446,362	$269,980

Capital Expenditures:
Land and resource management	$241	$393	$4,688
Water services and operations	15,190	18,574	11,727
Total capital expenditures	$15,431	$18,967	$16,415

Depreciation, depletion and amortization:
Land and resource management	$3,073	$2,234	$2,397
Water services and operations	11,684	13,142	13,860
Total depreciation, depletion and amortization	$14,757	$15,376	$16,257

The following table presents total assets and property, plant and equipment, net by segment as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Assets:
Land and resource management	$975,136	$735,193
Water services and operations	181,262	142,234
Total consolidated assets	$1,156,398	$877,427

Property, plant and equipment, net:
Land and resource management	$5,322	$5,998
Water services and operations	84,265	79,480
Total consolidated property, plant and equipment, net	$89,587	$85,478

15.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On February 13, 2024, our board of directors declared a quarterly cash dividend of $3.50 per share, payable on March 15, 2024 to stockholders of record at the close of business on March 1, 2024.

16.    Oil and Gas Producing Activities (Unaudited)

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For the years ended December 31, 2023, 2022 and 2021, our share of oil and gas produced was approximately 23.5, 21.3 and 18.6 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 675, 584, and 452 DUC wells subject to our royalty interest as of December 31, 2023, 2022 and 2021, respectively.

*****