Form 10-Q
period 2024-03-31
Texas Pacific Land Corp
filed 2024-05-08
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Yes ☐ No ☑

As of April 30, 2024, the Registrant had 22,989,755 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$837,100	$725,169
Accounts receivable and accrued receivables, net	121,807	128,971
Prepaid expenses and other current assets	4,921	2,944
Tax like-kind exchange escrow	—	5,380
Total current assets	963,828	862,464
Real estate acquired	129,774	130,024
Property, plant and equipment, net	92,200	89,587
Royalty interests acquired, net	46,154	46,609
Intangible assets, net	20,741	21,025
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Other assets	6,473	6,689
Total assets	$1,259,170	$1,156,398
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$23,322	$22,501
Ad valorem and other taxes payable	4,180	10,761
Income taxes payable	36,603	4,795
Unearned revenue	6,766	6,330
Total current liabilities	70,871	44,387
Deferred taxes payable	42,034	42,365
Unearned revenue - noncurrent	22,717	25,006
Accrued liabilities - noncurrent	1,099	1,444
Total liabilities	136,721	113,202

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 46,536,936 and 7,756,156 shares authorized as of March 31, 2024 and December 31, 2023, respectively, and 22,993,479 and 23,007,681 (as adjusted for stock split) outstanding as of March 31, 2024 and December 31, 2023, respectively	231	78
Treasury stock, at cost; 92,597 and 86,929 shares as of March 31, 2024 and December 31, 2023, respectively	(151,952)	(144,998)
Additional paid-in capital	13,163	14,613
Accumulated other comprehensive income	1,810	1,831
Retained earnings	1,259,197	1,171,672
Total equity	1,122,449	1,043,196
Total liabilities and equity	$1,259,170	$1,156,398

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Oil and gas royalties	$92,120	$89,130
Water sales	37,126	21,729
Produced water royalties	23,006	20,134
Easements and other surface-related income	20,646	14,969
Land sales	1,244	400
Total revenues	174,142	146,362

Expenses:
Salaries and related employee expenses	12,461	10,593
Water service-related expenses	10,212	5,656
General and administrative expenses	4,924	3,552
Legal and professional fees	4,057	16,628
Ad valorem and other taxes	2,357	1,574
Land sales expenses	250	3
Depreciation, depletion and amortization	3,840	3,404
Total operating expenses	38,101	41,410

Operating income	136,041	104,952

Other income, net	9,943	5,389
Income before income taxes	145,984	110,341
Income tax expense	31,567	23,773
Net income	$114,417	$86,568

Other comprehensive loss — periodic pension costs, net of income taxes of $6 for the three months ended March 31, 2024 and 2023	(21)	(25)
Total comprehensive income	$114,396	$86,543

Net income per share of common stock
Basic	$4.97	$3.75
Diluted	$4.97	$3.75

Weighted average number of shares of common stock outstanding
Basic	23,003,001	23,079,251
Diluted	23,020,249	23,095,193

Cash dividends per share of common stock	$1.17	$1.08

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$114,417	$86,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,840	3,404
Share-based compensation	3,354	2,473
Deferred taxes	(331)	(306)
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	5,602	(2,076)
Operating liabilities, excluding income taxes	(11,446)	640
Income taxes payable	31,808	19,263
Prepaid income taxes	—	4,809
Cash provided by operating activities	147,244	114,775

Cash flows from investing activities:
Purchase of fixed assets	(2,238)	(1,749)
Proceeds from sale of fixed assets	—	5
Cash used in investing activities	(2,238)	(1,744)

Cash flows from financing activities:
Dividends paid	(26,907)	(25,061)
Settlement of common stock repurchases	(10,341)	(6,837)
Shares exchanged for tax withholdings	(1,207)	(939)
Cash used in financing activities	(38,455)	(32,837)

Net increase in cash, cash equivalents and restricted cash	106,551	80,194
Cash, cash equivalents and restricted cash, beginning of period	730,549	517,182
Cash, cash equivalents and restricted cash, end of period	$837,100	$597,376

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Supplemental non-cash investing and financing information:
Increase in accounts payable related to capital expenditures	$3,424	$2,024

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

Our revenues are derived from oil and gas royalties, water sales, produced water royalties, easements and other surface-related income and land sales.

On January 11, 2021, we completed our reorganization from a business trust, Texas Pacific Land Trust (the “Trust”), organized under a Declaration of Trust dated February 1, 1888 (the “Declaration of Trust”), into Texas Pacific Land Corporation, a corporation formed and existing under the laws of the state of Delaware (the “Corporate Reorganization”).

Increase in Authorized Shares of Common Stock

As of December 31, 2023, the Company had authorized shares consisting of 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”), and 7,756,156 shares of common stock, par value $0.01 per share (“Common Stock”). On March 1, 2024, we filed a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware, pursuant to which the Certificate of Incorporation was amended and restated to provide that the total number of authorized shares of capital stock of the Company be increased to 47,536,936 shares of capital stock, consisting of 1,000,000 shares of Preferred Stock and 46,536,936 shares of Common Stock.

Common Stock Split

On March 26, 2024, we effected a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for every share of Common Stock outstanding to stockholders of record as of March 18, 2024. All shares, stock awards, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and per share information have been retroactively adjusted to reflect the stock split. The three-for-one stock split was not applied to shares held as treasury stock. The shares of Common Stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common Stock.”

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of March 31, 2024 and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, and accordingly these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results for the interim periods shown in this report are not necessarily indicative of future financial results.

We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of TPL and provide a framework for timely and rational allocation of resources within businesses. See Note 13, “Business Segment Reporting” for further information regarding our segments.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$837,100	$725,169
Tax like-kind exchange escrow	—	5,380
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$837,100	$730,549

3.    Real Estate Activity

As of March 31, 2024 and December 31, 2023, TPL owned the following land and real estate (in thousands, except number of acres):

	March 31, 2024		December 31, 2023
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,958	$—	798,999	$—
Real estate acquired	69,447	129,774	69,447	130,024
Total real estate situated in Texas	868,405	$129,774	868,446	$130,024

(1)Real estate assigned through the Declaration of Trust.

For the three months ended March 31, 2024, we sold 41 acres of land in Texas for an aggregate sales price of $1.2 million. There were no significant land sales for the three months ended March 31, 2023. There were no land acquisitions for the three months ended March 31, 2024 or 2023.

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Property, plant and equipment, at cost:
Water service-related assets	$141,920	$136,340
Furniture, fixtures and equipment	9,884	9,801
Other	598	598
Total property, plant and equipment, at cost	152,402	146,739
Less: accumulated depreciation	(60,202)	(57,152)
Property, plant and equipment, net	$92,200	$89,587

Depreciation expense was $3.1 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.

5.    Oil and Gas Royalty Interests

As of March 31, 2024 and December 31, 2023, we owned the following oil and gas royalty interests (in thousands):

	March 31, 2024	December 31, 2023
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (1)	—	—
Royalty interests acquired, at cost	51,494	51,494
Total royalty interests	51,494	51,494
Less: accumulated depletion	(5,340)	(4,885)
Royalty interests, net	$46,154	$46,609

(1)Royalty interests assigned through the Declaration of Trust.

There were no sales or acquisitions of oil and gas royalty interests during the three months ended March 31, 2024 or 2023.

Depletion expense was $0.5 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

6.    Intangible Assets

Intangible assets, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (1)	21,403	21,403
Less: accumulated amortization	(662)	(378)
Intangible assets, net	$20,741	$21,025

(1)The remaining weighted average amortization period for total intangible assets was 18.5 years as of March 31, 2024.

There were no intangible asset acquisitions for the three months ended March 31, 2024 or 2023.

Amortization of intangible assets was $0.3 million for the three months ended March 31, 2024. There was no amortization of intangible assets for the three months ended March 31, 2023. The estimated future annual amortization expense of intangible assets is $0.9 million for the remainder of 2024, $1.1 million for each year of 2025 through 2029, and $14.3 million thereafter.

7.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, with the 2021 Plan, the “Plans”). In conjunction with the three-for-one stock split effected on March 26, 2024, the Plans were adjusted to increase the authorized number of shares that may be issued under the Plans. As of March 31, 2024, share-based compensation granted under the Plans has included these award types: stock awards, RSAs, RSUs and PSUs. Currently, all awards granted under the plans are entitled to receive dividends (which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. RSUs granted under the 2021 Plan vest in one-third increments and PSUs granted under the 2021 Plan cliff vest at the end of three years if the performance metrics are achieved (as discussed further below). RSAs granted prior to October 31, 2023 under the 2021 Directors Plan vested on the first anniversary of the award. Effective October 31, 2023, the 2021 Directors Plan was amended such that stock awards granted vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s Common Stock that may be issued under the 2021 Plan is 225,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of March 31, 2024, 136,596 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSAs and RSUs under the 2021 Plan for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024				2023
	Restricted Stock Awards		Restricted Stock Units		Restricted Stock Awards		Restricted Stock Units
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period (1)	—	$—	18,675	$527	4,011	$417	16,836	$441
Granted (2)	—	—	12,297	478	—	—	8,544	641
Vested (3)	—	—	(6,213)	484	—	—	(3,810)	368
Cancelled and forfeited	—	—	(306)	528	—	—	—	—
Nonvested at end of period	—	$—	24,453	$514	4,011	$417	21,570	$533

(1)RSAs were granted on December 29, 2021: 5,979 shares vested on December 29, 2022, 120 shares were forfeited during 2023 and 3,891 shares vested on December 29, 2023.
(2)RSUs vest in one-third increments over a three-year period.
(3)Of the 6,213 shares that vested during the three months ended March 31, 2024, 2,469 shares were surrendered upon vesting by employees to the Company to settle tax withholdings.

The following table summarizes activity related to PSUs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period (1)	12,738	$595	7,182	$452
Granted (2)	8,340	538	5,556	781
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—
Nonvested at end of period	21,078	$573	12,738	$595

(1)Nonvested PSUs as of January 1, 2024 include 6,369 RTSR (as defined below) PSUs and 6,369 FCF (as defined below) PSUs. If the maximum performance metrics described in the PSU agreements are achieved, the actual number of units that will ultimately be awarded under the PSU agreements will exceed target units by 100% (i.e. a collective 12,738 additional units would be issued).
(2)The PSUs were granted on February 13, 2024 and include 4,170 RTSR PSUs (based on target) with a grant date fair value of $602 per share and 4,170 FCF PSUs (based on target) with a grant date fair value of $475 per share. If the maximum performance potential metrics described in the PSU agreements are achieved, the actual number of units that will ultimately be awarded under the PSU agreements will exceed target units by 100% (i.e., a collective 8,340 additional units would be issued).

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

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 30,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of March 31, 2024, 24,219 shares of Common Stock remained available under the 2021 Directors Plan for future grants.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	1,134	$781	2,097	$427
Granted (1)	—	—	1,458	781
Vested	(1,134)	781	(1,785)	416
Cancelled and forfeited	—	—	—	—
Nonvested at end of period	—	$—	1,770	$730

(1)RSAs granted prior to October 31, 2023 vest on the first anniversary of the grant date.

In January 2024, the Company granted a total of 2,160 shares of Common Stock with a grant date fair value of $524 per share, the closing price of its Common Stock on the date of grant, to the members of the Company’s board of directors (the “Board”). The stock awards were vested in full on the date of grant.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2024	2023
Salaries and related employee expenses (employee awards)	$2,220	$2,156
General and administrative expenses (director awards)	1,134	317
Total share-based compensation expense (1)	$3,354	$2,473

(1)The Company recognized a tax benefit of $0.7 million and $0.5 million related to share-based compensation for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was $16.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.7 years.

8.    Other Income, Net

Other income, net, includes interest earned on our cash balances, other employee pension costs, and other miscellaneous income (expense). Miscellaneous income (expense) includes insurance proceeds and gains and losses on disposals of capital assets.

Other income, net for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Other income, net:
Interest earned on cash and cash equivalents, net	$9,801	$5,258
Other employee pension costs	142	128
Miscellaneous other income (expense), net	—	3
Total other income, net	$9,943	$5,389

9.    Income Taxes

The calculation of our effective tax rate was as follows for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Income before income taxes	$145,984	$110,341
Income tax expense	$31,567	$23,773
Effective tax rate	21.6%	21.5%

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

10.    Earnings Per Share

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

The following table sets forth the computation of EPS for the three months ended March 31, 2024 and 2023 (in thousands, except number of shares and per share data):

	Three Months Ended March 31,
	2024	2023
Net income	$114,417	$86,568

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	23,003,001	23,079,251
Basic earnings per share	$4.97	$3.75

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	23,003,001	23,079,251
Effect of dilutive securities:
Incentive and equity compensation plans	17,248	15,942
Weighted average shares outstanding for diluted earnings per share	23,020,249	23,095,193
Diluted earnings per share	$4.97	$3.75

Restricted stock, if any, is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until such time as the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they are anti-dilutive for the three months ended March 31, 2024 and 2023.

11.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of March 31, 2024.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of March 31, 2024.

12.    Changes in Equity

The following tables present changes in our equity for the three months ended March 31, 2024 and 2023 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the three months ended March 31, 2024:
Balances as of December 31, 2023	23,007,681	$78	$(144,998)	$14,613	$1,831	$1,171,672	$1,043,196
Net income	—	—	—	—	—	114,417	114,417
Issuance of common stock related to stock split	—	153	—	(153)	—	—	—
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,907)	(26,907)
Share-based compensation, net of forfeitures	8,373	—	4,698	(1,297)	—	15	3,416
Repurchases of common stock and related excise taxes	(20,106)	—	(10,445)	—	—	—	(10,445)
Shares exchanged for tax withholdings	(2,469)	—	(1,207)	—	—	—	(1,207)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(21)	—	(21)
Balances as of March 31, 2024	22,993,479	$231	$(151,952)	$13,163	$1,810	$1,259,197	$1,122,449

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the three months ended March 31, 2023:
Balances as of December 31, 2022	23,087,037	$78	$(104,139)	$8,293	$2,516	$866,139	$772,887
Net income	—	—	—	—	—	86,568	86,568
Dividends paid — $1.08 per share of common stock	—	—	—	—	—	(25,061)	(25,061)
Share-based compensation, net of forfeitures	5,268	—	3,033	(560)	—	(103)	2,370
Repurchases of common stock and related excise taxes	(10,881)	—	(6,749)	—	—	—	(6,749)
Shares exchanged for tax withholdings	(1,464)	—	(939)	—	—	—	(939)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(25)	—	(25)
Balances as of March 31, 2023	23,079,960	$78	$(108,794)	$7,733	$2,491	$927,543	$829,051

Increase in Authorized Shares of Common Stock

On March 1, 2024, the Company increased its authorized shares of capital stock to 47,536,936 consisting of 1,000,000 shares of Preferred Stock and 46,536,936 shares of Common Stock. For further information see Note 1, “Organization and Description of Business Segments.”

Stock Repurchase Program

On November 1, 2022, our Board approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250 million of our outstanding Common Stock.

The Company repurchases stock under the stock repurchase program opportunistically with funds generated by cash from operations. This stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

For the three months ended March 31, 2024 and 2023, we repurchased shares of our Common Stock in amounts totaling $10.3 million and $6.7 million, respectively.

13.    Business Segment Reporting

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

The Land and Resource Management segment encompasses the business of managing our approximate 868,000 surface acres of land and our approximate 195,000 NRA of oil and gas royalty interests in West Texas, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following table presents segment financial results for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Land and resource management	$111,485	$104,023
Water services and operations	62,657	42,339
Total consolidated revenues	$174,142	$146,362

Net income:
Land and resource management	$80,971	$65,343
Water services and operations	33,446	21,225
Total consolidated net income	$114,417	$86,568

Capital expenditures:
Land and resource management	$51	$175
Water services and operations	5,611	3,598
Total capital expenditures	$5,662	$3,773

Depreciation, depletion and amortization:
Land and resource management	$693	$618
Water services and operations	3,147	2,786
Total depreciation, depletion and amortization	$3,840	$3,404

The following table presents total assets and property, plant and equipment, net by segment as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Land and resource management	$1,069,160	$975,136
Water services and operations	190,010	181,262
Total consolidated assets	$1,259,170	$1,156,398

Property, plant and equipment, net:
Land and resource management	$5,179	$5,322
Water services and operations	87,021	84,265
Total consolidated property, plant and equipment, net	$92,200	$89,587

14.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. As of March 31, 2024 and 2023, our share of oil and gas produced was approximately 24.8 and 20.9 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 694 and 675 DUC wells subject to our royalty interest (an estimated 10.3 and 9.7 net DUC wells) as of March 31, 2024 and December 31, 2023, respectively.

15.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On May 6, 2024, our Board declared a quarterly cash dividend of $1.17 per share, payable on June 17, 2024 to stockholders of record at the close of business on June 3, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Quarterly Report on Form 10-Q or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024 and the condensed consolidated financial statements and accompanying notes included, in Part I, Item 1 of this Quarterly Report on Form 10-Q. Period-to-period comparisons of financial data are not necessarily indicative, and therefore, should not be relied upon as indicators, of the Company’s future performance.

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 868,000 surface acres of land in West Texas, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 195,000 NRA, all located in the western part of Texas.

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

We are not an oil and gas producer. Our business activity is generated from surface and royalty interest ownership in West Texas, primarily in the Permian Basin. Our revenues are derived from oil and gas royalties, water sales, produced water royalties, easements and other surface-related income and land sales. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by the owners and operators of not only the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, produced water royalties, easements, and other surface-related revenue.

For a further overview of our business and business segments, see Item 1. “Business — General” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Market Conditions

Average oil prices during 2024 have increased slightly compared to average oil prices during 2023. Oil prices continue to be impacted by certain actions by OPEC+, geopolitical factors, and evolving global supply and demand trends, among other factors. Average natural gas prices during 2024 have decreased compared to average natural gas prices during 2023. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitical issues, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently under construction by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies operating in the Permian Basin continue to maintain robust drilling and development activity. Per the U.S. Energy Information Administration, Permian production is currently in excess of 6.0 million barrels per day, which is higher than the average daily production of any year prior to 2024.

With our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$77.50	$75.93
Henry Hub average price per mmbtu	$2.15	$2.64

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	592	680
Average monthly horizontal wells drilled	521	535
Average weekly horizontal rig count	301	338
DUCs as of March 31 for each applicable year	4,536	4,986

Total Average US weekly horizontal rig count (2)	560	697

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three months ended March 31, 2024 and 2023. Oil prices in 2024 to date have increased compared to the same period in 2023, while natural gas prices in 2024 to date have declined compared to the same period last year. Although E&P companies broadly continue to deploy capital at a measured pace, drilling and development activities across the Permian Basin have remained robust. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements as of March 31, 2024.

As of March 31, 2024, we had cash and cash equivalents of $837.1 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to repurchase our common stock, par value $0.01 per share (the “Common Stock”) subject to market conditions, to pay dividends subject to the discretion of our board of directors (the “Board”), for potential acquisitions and for general corporate purposes. For the three months ended March 31, 2024, we paid $26.9 million in dividends to our stockholders and we repurchased $10.3 million of our Common Stock (including share repurchases not settled at the end of the period).

During the three months ended March 31, 2024, we invested approximately $5.6 million in Texas Pacific Water Resources LLC projects to maintain and/or enhance our water sourcing assets.

We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Cash Flows from Operating Activities

For the three months ended March 31, 2024 and 2023, net cash provided by operating activities was $147.2 million and $114.8 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flows used in operations generally consist of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the three months ended March 31, 2024 compared to the same period of 2023 was primarily related to an increase in operating income and changes in working capital requirements during 2024 as compared to 2023.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2024 and 2023, net cash used in investing activities was $2.2 million and $1.7 million, respectively. Our cash flows used in investing activities are primarily related to acquisitions of land, acquisitions of intangible assets, such as subsurface easements, and capital expenditures related to our water services and operations segment.

The increase in net cash used by investing activities was due to the $0.5 million increase in capital expenditures during the three months ended March 31, 2024 compared to the same period of 2023.

Cash Flows Used in Financing Activities

For the three months ended March 31, 2024 and 2023, net cash used in financing activities was $38.5 million and $32.8 million, respectively. Our cash flows used in financing activities primarily consist of activities which return capital to our stockholders such as payment of dividends and repurchases of our Common Stock.

During the three months ended March 31, 2024 and 2023, we paid total dividends of $26.9 million and $25.1 million, respectively. During the three months ended March 31, 2024 and 2023, we repurchased $10.3 million and $6.7 million of our Common Stock, respectively (including share repurchases not settled at the end of the period).

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Oil and gas royalties	$92,120	$89,130
Water sales	37,126	21,729
Produced water royalties	23,006	20,134
Easements and other surface-related income	20,646	14,969
Land sales	1,244	400
Total revenues	174,142	146,362

Expenses:
Salaries and related employee expenses	12,461	10,593
Water service-related expenses	10,212	5,656
General and administrative expenses	4,924	3,552
Legal and professional fees	4,057	16,628
Ad valorem and other taxes	2,357	1,574
Land sales expenses	250	3
Depreciation, depletion and amortization	3,840	3,404
Total operating expenses	38,101	41,410

Operating income	136,041	104,952

Other income, net	9,943	5,389
Income before income taxes	145,984	110,341
Income tax expense	31,567	23,773
Net income	$114,417	$86,568

For the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Consolidated Revenues and Net Income:

Total revenues increased 19.0%, to $174.1 million for the three months ended March 31, 2024 compared to $146.4 million for the three months ended March 31, 2023. This increase was principally related to a $15.4 million increase in water sales, a $5.7 million increase in easements and other surface-related income, a $3.0 million increase in oil and gas royalty revenue and a $2.9 million increase in produced water royalties over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $114.4 million for the three months ended March 31, 2024 was 32.2% higher than the comparable period of 2023 principally as a result of the increase in revenues discussed above.

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $12.5 million for the three months ended March 31, 2024 compared to $10.6 million for the comparable period of 2023. The increase in salaries and related employee expenses is principally related to market compensation adjustments that take effect annually at the start of the year.

Water service-related expenses. Water service-related expenses increased $4.6 million to $10.2 million for the three months ended March 31, 2024 compared to the same period of 2023. Certain types of water-related expenses, including, but not limited to, transfer, treatment, and water purchases, will vary from period to period as our customers’ needs and requirements change. The increase in water service-related expenses for the three months ended March 31, 2024 is principally related to the 70.9% increase in water sales over the same period of 2023. Water sales were impacted not only by increased customer volumes, but also by higher demand within shorter time commitments, and resulted in increased water treatment, purchase and transfer expenses. Additionally, a focus on increasing water production from existing wells resulted in increased repairs and maintenance expense. While these dynamics in demand resulted in an 80.5% increase in water service-related expenses for the three months ended March 31, 2024 compared to the same period of 2023, the operational decision to meet these demands resulted in increased revenues and operating income over the same time period.

General and administrative expenses. General and administrative expenses increased $1.4 million to $4.9 million for the three months ended March 31, 2024 compared to the same period of 2023. During the three months ended March 31, 2024, stock awards that were vested in full on the grant date were granted to members of the Company’s Board which resulted in immediate recognition of the grant date fair value of the awards on the date of grant. See further discussion of this change in Note 7, “Share-Based Compensation” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The increased board compensation expense for the three months ended March 31, 2024 resulting from this policy change is a one-time event.

Legal and professional fees. Legal and professional fees were $4.1 million for the three months ended March 31, 2024 compared to $16.6 million for the comparable period of 2023. The decrease is principally related to a reduction in legal expenses associated with stockholder matters that occurred during the prior year.

Ad valorem and other taxes. Ad valorem and other taxes were $2.4 million for the three months ended March 31, 2024, compared to $1.6 million for the three months ended March 31, 2023. The increase in ad valorem and other taxes is related to regulatory increases in estimated tax values driven by increased oil pricing and new production. Prior to January 1, 2022, the ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our corporate reorganization on January 11, 2021, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. While we continue to believe the obligation to pay these ad valorem taxes belongs to the third party, we have accrued and/or paid an estimate of such taxes in order to protect the royalty interests from any potential tax liens for nonpayment of ad valorem taxes. While we intend to seek reimbursement from the third party following payment of such taxes, we are unable to determine the amount and/or likelihood of such reimbursement, and accordingly, have not recorded a loss recovery receivable as of March 31, 2024.

Other income, net. Other income, net was $9.9 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase in other income, net is primarily related to increased interest income earned on our cash balances during 2024. Higher cash balances and higher interest rates during this period contributed to the increase in interest income.

Total income tax expense. Total income tax expense was $31.6 million and $23.8 million for the three months ended March 31, 2024 and 2023, respectively. The increase in income tax expense is primarily related to increased operating income resulting from increased consolidated revenues.

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 13, “Business Segment Reporting” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our results of operations for the three months ended March 31, 2024 continue to benefit from activity in the Permian Basin. Our oil and gas royalty revenues have increased due to increased royalty production. Additionally, revenues derived from water sales, easements and other surface-related income, and produced water royalties have also been positively impacted by our active management of our surface and royalty interests.

For the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended March 31,
	2024		2023
Revenues:
Land and resource management:
Oil and gas royalties	$92,120	53%	$89,130	61%
Easements and other surface-related income	18,121	10%	14,493	10%
Land sales	1,244	1%	400	—%
Total land and resource management revenue	111,485	64%	104,023	71%

Water services and operations:
Water sales	37,126	21%	21,729	15%
Produced water royalties	23,006	13%	20,134	14%
Easements and other surface-related income	2,525	2%	476	—%
Total water services and operations revenue	62,657	36%	42,339	29%
Total consolidated revenues	$174,142	100%	$146,362	100%

Net income:
Land and resource management	$80,971	71%	$65,343	75%
Water services and operations	33,446	29%	21,225	25%
Total consolidated net income	$114,417	100%	$86,568	100%

Land and Resource Management

Land and Resource Management segment revenues increased $7.5 million, or 7.2%, to $111.5 million for the three months ended March 31, 2024 as compared to the same period of 2023. The increase in Land and Resource Management segment revenues is related to a $3.6 million increase in easements and other surface-related income and a $3.0 million increase in oil and gas royalty revenue for three months ended March 31, 2024 compared to the same period of 2023.

Oil and gas royalties. Oil and gas royalty revenue was $92.1 million for the three months ended March 31, 2024 compared to $89.1 million for the three months ended March 31, 2023, an increase of 3.4%. Oil and gas royalties for the three months ended March 31, 2023 included an $8.7 million settlement with an operator with respect to unpaid oil and gas royalties for older production periods. Excluding the $8.7 million settlement, oil and gas royalties increased $11.7 million due to higher production volume for the three months ended March 31, 2024 compared to the same period of 2023. Our share of production increased to 24.8 thousand per barrels of oil equivalent (“Boe”) per day for the three months ended March 31, 2024 compared to 20.9 thousand Boe per day for the same period of 2023. The average realized price declined 4.6% to $42.71 per Boe for the three months ended March 31, 2024 from $44.76 per Boe for the three months ended March 31, 2023.

The financial and operational data by royalty stream is presented in the table below for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023 (2)
Our share of production volumes (1):
Oil (MBbls)	990	792
Natural gas (MMcf)	3,806	3,306
NGL (MBbls)	633	539
Equivalents (MBoe)	2,258	1,882
Equivalents per day (MBoe/d)	24.8	20.9

Oil and gas royalty revenue (in thousands):
Oil royalties	$72,614	$56,894
Natural gas royalties	7,062	10,956
NGL royalties	12,444	12,615
Total oil and gas royalties	$92,120	$80,465

Realized prices:
Oil ($/Bbl)	$76.77	$75.23
Natural gas ($/Mcf)	$2.01	$3.58
NGL ($/Bbl)	$21.24	$25.28
Equivalents ($/Boe)	$42.71	$44.76

(1)Commonly used definitions in the oil and gas industry not previously defined: MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.
(2)The metrics provided for the three months ended March 31, 2023 exclude the impact of the $8.7 million settlement of oil and gas royalties discussed above.

Easements and other surface-related income. Easements and other surface-related income was $18.1 million for the three months ended March 31, 2024, an increase of 25.0% compared to $14.5 million for the three months ended March 31, 2023. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The increase in easements and other surface-related income is principally related to increases of $5.7 million in pipeline easements and was partially offset by decreases in wellbore easements and material sales for the three months ended March 31, 2024 compared to the same period of 2023. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended March 31, 2024.

Net income. Net income for the Land and Resource Management segment increased 23.9% to $81.0 million for the three months ended March 31, 2024 compared to $65.3 million for the three months ended March 31, 2023. Segment operating income increased $17.4 million for the three months ended March 31, 2024 compared to the same period of 2023, largely driven by the $12.4 million decrease in legal and professional fees and the $7.5 million increase in segment revenues. Expenses are discussed further above under “Results of Operations - Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 48.0% to $62.7 million for the three months ended March 31, 2024 as compared with revenues of $42.3 million for the same period of 2023. The increase in Water Services and Operations segment revenues is principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $15.4 million, or 70.9% to $37.1 million for the three months ended March 31, 2024, compared to the same period of 2023. The growth in water sales is principally due to an increase of 51.3% in water sales volumes for the three months ended March 31, 2024, compared to the same period of 2023.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $23.0 million for the three months ended March 31, 2024 compared to $20.1 million for the same period in 2023. This increase is principally due to increased produced water volumes for the three months ended March 31, 2024 compared to the same period of 2023.

Net income. Net income for the Water Services and Operations segment was $33.4 million for the three months ended March 31, 2024 compared to $21.2 million for the three months ended March 31, 2023. Segment operating income increased $13.7 million for the three months ended March 31, 2024 compared to the same period of 2023. The increase is principally due to the $20.3 million increase in segment revenues. Expenses are discussed further above under “Results of Operations - Consolidated.”

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

EBITDA, Adjusted EBITDA and Free Cash Flow

EBITDA is a non-GAAP financial measurement of earnings before interest expense, taxes, depreciation, depletion and amortization. Its purpose is to highlight earnings without finance, taxes, and depreciation, depletion and amortization expense, and its use is limited to specialized analysis. We calculate Adjusted EBITDA as EBITDA plus employee share-based compensation. Its purpose is to highlight earnings without non-cash activity such as share-based compensation and other non-recurring or unusual items, if applicable. We calculate Free Cash Flow as Adjusted EBITDA less current income tax expense and capital expenditures. Its purpose is to provide an additional measure of operating performance. We have presented EBITDA, Adjusted EBITDA and Free Cash Flow because we believe that these metrics are useful supplements to net income in analyzing the Company's operating performance. Our definitions of Adjusted EBITDA and Free Cash Flow may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and Free Cash Flow for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$114,417	$86,568
Add:
Income tax expense	31,567	23,773
Depreciation, depletion and amortization	3,840	3,404
EBITDA	149,824	113,745
Add:
Employee share-based compensation	2,220	2,156
Adjusted EBITDA	152,044	115,901
Less:
Current income tax expense	(31,898)	(24,079)
Capital expenditures	(5,662)	(3,773)
Free Cash Flow	$114,484	$88,049

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K filed with the SEC on February 21, 2024.

There have been no material changes to our critical accounting policies or in the estimates and assumptions underlying those policies, from those provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information related to market risk of the Company disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosure on Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

There have been no changes during the quarter ended March 31, 2024 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

TPL is not involved in any material pending legal proceedings other than as disclosed below.

On November 23, 2022, TPL filed a complaint in Delaware Chancery Court (“the Court”) against Horizon Kinetics, LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors LLC, and SoftVest, L.P. (collectively, the “Stockholder Defendants”) under the caption Texas Pacific Land Corporation v. Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC, SoftVest Advisors, LLC, and SoftVest L.P. (C.A. No. 2022-1066-JTL) (the “Action”). Horizon Kinetics LLC and Horizon Kinetics Asset Management LLC are affiliated with Murray Stahl, a member of the Board, and SoftVest Advisors, LLC and SoftVest L.P. are affiliated with Eric Oliver, a member of the Board. TPL filed the Action to resolve a disagreement with the Stockholder Defendants over their voting commitments pursuant to a Stockholders’ Agreement with the Company. A trial was held on April 17, 2023. On December 1, 2023, the Court ruled (the “Ruling”) that the Stockholder Defendants’ shares were deemed to have been voted in favor of Proposal Four, the Company’s proposal to increase the number of authorized shares of Common Stock, which the Court deemed approved by holders of a majority of the shares of Common Stock, at the Company’s 2022 annual meeting of stockholders. The Ruling was appealed by the Stockholder Defendants, and on February 27, 2024, the Delaware Supreme Court affirmed the Ruling in favor of the Company.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company repurchased shares of its Common Stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2024	1,373	$1,518	1,373
February 1 through February 29, 2024	2,375	1,529	2,375
March 1 through March 31, 2024(3)	3,888	1,190	3,888
Total	7,636	$1,354	7,636	$197,241,439

(1)The three-for-one stock split effected on March 26, 2024 was not applied to shares held as treasury stock. See Note 1, “Organization and Description of Business Segments” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information.

(2)On November 1, 2022, our Board approved a stock repurchase program to purchase up to an aggregate of $250 million of our outstanding Common Stock effective beginning January 1, 2023. The Company intends to purchase Common Stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

(3)The average price paid per share for the month of March 2024 includes repurchases of Common Stock before and after the March 18, 2024 record date for the three-for-one stock split.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1*	Second Amended and Restated Certificate of Incorporation dated May 18, 2023, as amended.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	May 8, 2024	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	May 8, 2024	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer