Form 10-Q
period 2024-06-30
Texas Pacific Land Corp
filed 2024-08-07
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Yes ☐ No ☑

As of July 31, 2024, the Registrant had 22,980,620 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$894,704	$725,169
Accounts receivable and accrued receivables, net	119,102	128,971
Prepaid expenses and other current assets	3,878	2,944
Tax like-kind exchange escrow	—	5,380
Total current assets	1,017,684	862,464
Real estate acquired	130,800	130,024
Property, plant and equipment, net	95,511	89,587
Royalty interests acquired, net	45,583	46,609
Intangible assets, net	20,457	21,025
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Other assets	5,756	6,689
Total assets	$1,315,791	$1,156,398
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$31,656	$22,501
Ad valorem and other taxes payable	5,661	10,761
Income taxes payable	891	4,795
Unearned revenue	6,060	6,330
Total current liabilities	44,268	44,387
Deferred taxes payable	43,121	42,365
Unearned revenue - noncurrent	21,094	25,006
Accrued liabilities - noncurrent	887	1,444
Total liabilities	109,370	113,202

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 46,536,936 and 7,756,156 shares authorized as of June 30, 2024 and December 31, 2023, respectively, and 22,983,392 and 23,007,681 (as adjusted for stock split) outstanding as of June 30, 2024 and December 31, 2023, respectively	231	78
Treasury stock, at cost; 102,684 and 86,929 shares as of June 30, 2024 and December 31, 2023, respectively	(158,296)	(144,998)
Additional paid-in capital	15,863	14,613
Accumulated other comprehensive income	1,789	1,831
Retained earnings	1,346,834	1,171,672
Total equity	1,206,421	1,043,196
Total liabilities and equity	$1,315,791	$1,156,398

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Oil and gas royalties	$89,813	$82,412	$181,933	$171,542
Water sales	40,650	37,648	77,776	59,377
Produced water royalties	25,301	20,841	48,307	40,975
Easements and other surface-related income	16,570	18,708	37,216	33,677
Land sales	—	1,000	1,244	1,400
Total revenues	172,334	160,609	346,476	306,971

Expenses:
Salaries and related employee expenses	12,771	10,596	25,232	21,189
Water service-related expenses	14,824	10,287	25,036	15,943
General and administrative expenses	3,673	3,327	8,597	6,879
Legal and professional fees	2,307	10,154	6,364	26,782
Ad valorem and other taxes	1,444	2,070	3,801	3,644
Land sales expenses	—	2	250	5
Depreciation, depletion and amortization	4,093	3,893	7,933	7,297
Total operating expenses	39,112	40,329	77,213	81,739

Operating income	133,222	120,280	269,263	225,232

Other income, net	13,220	6,871	23,163	12,260
Income before income taxes	146,442	127,151	292,426	237,492
Income tax expense	31,853	26,758	63,420	50,531
Net income	$114,589	$100,393	$229,006	$186,961

Other comprehensive loss — periodic pension costs, net of income taxes for the three and six months ended June 30, 2024 and 2023 of $5, $8, $11, and $14, respectively	(21)	(26)	(42)	(51)
Total comprehensive income	$114,568	$100,367	$228,964	$186,910

Net income per share of common stock
Basic	$4.99	$4.35	$9.96	$8.10
Diluted	$4.98	$4.35	$9.95	$8.10

Weighted average number of shares of common stock outstanding
Basic	22,987,971	23,056,986	22,995,486	23,068,056
Diluted	23,013,793	23,072,851	23,018,313	23,083,643

Cash dividends per share of common stock	$1.17	$1.08	$2.34	$2.16

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$229,006	$186,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,933	7,297
Share-based compensation	6,054	5,323
Deferred taxes	756	(673)
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	10,016	(14,477)
Operating liabilities, excluding income taxes	(4,328)	8,040
Income taxes payable	(3,904)	1,984
Prepaid income taxes	—	4,809
Cash provided by operating activities	245,533	199,264

Cash flows from investing activities:
Acquisition of real estate	(1,026)	(20,320)
Acquisition of royalty interests	—	(1,803)
Purchase of fixed assets	(8,622)	(5,536)
Proceeds from sale of fixed assets	—	5
Cash used in investing activities	(9,648)	(27,654)

Cash flows from financing activities:
Dividends paid	(53,801)	(50,027)
Settlement of common stock repurchases	(16,722)	(26,379)
Shares exchanged for tax withholdings	(1,207)	(939)
Cash used in financing activities	(71,730)	(77,345)

Net increase in cash, cash equivalents and restricted cash	164,155	94,265
Cash, cash equivalents and restricted cash, beginning of period	730,549	517,182
Cash, cash equivalents and restricted cash, end of period	$894,704	$611,447

Supplemental disclosure of cash flow information:
Income taxes paid	$66,557	$44,396
Supplemental non-cash investing and financing information:
Increase (decrease) in accounts payable related to capital expenditures	$3,539	$(392)

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Description of Business Segments

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 869,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 195,000 NRA, principally concentrated in the Permian Basin.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of June 30, 2024 and the results of its operations for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023, respectively. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, and these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results for the interim periods shown in this Quarterly Report are not necessarily indicative of future financial results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that correspond to the same such amounts shown in the condensed consolidated statements of cash flows as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$894,704	$725,169
Tax like-kind exchange escrow	—	5,380
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$894,704	$730,549

3.    Real Estate Activity

As of June 30, 2024 and December 31, 2023, TPL owned the following land and real estate (in thousands, except number of acres):

	June 30, 2024		December 31, 2023
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,958	$—	798,999	$—
Real estate acquired	70,087	130,800	69,447	130,024
Total real estate	869,045	$130,800	868,446	$130,024

(1)Real estate assigned through the Declaration of Trust.

Land Acquisitions

For the six months ended June 30, 2024, we acquired 640 acres of land for an aggregate purchase price of $1.0 million. For the six months ended June 30, 2023, we acquired 12,141 acres of land for an aggregate purchase price of $20.0 million.

Land Sales

For the six months ended June 30, 2024, we sold 41 acres of land for an aggregate sales price of $1.2 million. For the six months ended June 30, 2023, we sold 43 acres of land for an aggregate sales price of $1.4 million.

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Property, plant and equipment, at cost:
Water service-related assets	$148,303	$136,340
Furniture, fixtures and equipment	9,996	9,801
Other	598	598
Total property, plant and equipment, at cost	158,897	146,739
Less: accumulated depreciation	(63,386)	(57,152)
Property, plant and equipment, net	$95,511	$89,587

Depreciation expense was $3.2 million for each of the three months ended June 30, 2024 and 2023. Depreciation expense was $6.2 million and $6.3 million for the six months ended June 30, 2024 and 2023, respectively.

5.    Oil and Gas Royalty Interests

As of June 30, 2024 and December 31, 2023, we owned the following oil and gas royalty interests (in thousands):

	June 30, 2024	December 31, 2023
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (1)	—	—
Royalty interests acquired, at cost	51,494	51,494
Total royalty interests	51,494	51,494
Less: accumulated depletion	(5,911)	(4,885)
Royalty interests, net	$45,583	$46,609

(1)Royalty interests assigned through the Declaration of Trust.

There were no sales or acquisitions of oil and gas royalty interests during the six months ended June 30, 2024. For the six months ended June 30, 2023, we acquired oil and gas royalty interests in 61 NRA (normalized to 1/8th) for an aggregate purchase price of approximately $1.8 million. There were no sales of oil and gas royalty interests during the six months ended June 30, 2023.

Depletion expense was $0.6 million for each of the three months ended June 30, 2024 and 2023. Depletion expense was $1.0 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

6.    Intangible Assets

Intangible assets, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (1)	21,403	21,403
Less: accumulated amortization	(946)	(378)
Intangible assets, net	$20,457	$21,025

(1)The remaining weighted average amortization period for total intangible assets was 18.3 years as of June 30, 2024.

There were no intangible asset acquisitions for the six months ended June 30, 2024 or 2023.

Amortization of intangible assets was $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively. There was no amortization of intangible assets for the three and six months ended June 30, 2023. The estimated future annual amortization expense of intangible assets is $0.6 million for the remainder of 2024, $1.1 million for each year of 2025 through 2029, and $14.3 million thereafter.

7.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, with the 2021 Plan, collectively referred to herein as the “Plans”). In conjunction with the three-for-one stock split effected on March 26, 2024, the Plans were adjusted to increase the authorized number of shares that may be issued under the Plans. As of June 30, 2024, share-based compensation granted under the Plans has included these award types: stock awards, RSAs, RSUs and PSUs. Currently, all awards granted under the plans are entitled to receive dividends (which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. RSUs granted under the 2021 Plan vest in one-third increments and PSUs granted under the 2021 Plan cliff vest at the end of three years if the performance metrics are achieved (as discussed further below). RSAs granted prior to October 31, 2023 under the 2021 Directors Plan vested on the first anniversary of the award. Effective October 31, 2023, the 2021 Directors Plan was amended such that stock awards granted vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s Common Stock that may be issued under the 2021 Plan is 225,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of June 30, 2024, 136,238 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSAs and RSUs under the 2021 Plan for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024				2023
	Restricted Stock Awards		Restricted Stock Units		Restricted Stock Awards		Restricted Stock Units
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period (1)	—	$—	18,675	$527	4,011	$417	16,836	$441
Granted (2)	—	—	12,655	481	—	—	8,544	641
Vested (3)	—	—	(6,213)	484	—	—	(3,810)	368
Cancelled and forfeited	—	—	(306)	528	—	—	—	—
Nonvested at end of period	—	$—	24,811	$514	4,011	$417	21,570	$533

(1)There were 4,011 RSAs unvested as of June 30, 2023. As of December 31, 2023, the 4,011 RSAs had either vested or had been forfeited. No additional RSAs have been granted under the 2021 plan.
(2)RSUs vest in one-third increments over a three-year period.
(3)Of the 6,213 RSUs that vested during the six months ended June 30, 2024, 2,469 RSUs were surrendered by employees to the Company upon vesting to settle tax withholdings.

The following table summarizes activity related to PSUs for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period (1)	12,738	$595	7,182	$452
Granted (2)	8,340	538	5,556	781
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—
Nonvested at end of period	21,078	$573	12,738	$595

(1)Nonvested PSUs as of January 1, 2024 include 6,369 RTSR (as defined below) PSUs and 6,369 FCF (as defined below) PSUs. If the maximum amount of the performance metrics described in the PSU agreements are achieved, the actual number of shares that will ultimately be awarded under the PSU agreements will exceed target PSUs by 100% (i.e., a collective 12,738 additional shares would be issued).
(2)The PSUs were granted on February 13, 2024 and include 4,170 RTSR PSUs (based on target) with a grant date fair value of $602 per share and 4,170 FCF PSUs (based on target) with a grant date fair value of $475 per share. If the maximum amount of the performance metrics described in the PSU agreements are achieved, the actual number of shares that will ultimately be awarded under the PSU agreements will exceed target PSUs by 100% (i.e., a collective 8,340 additional shares would be issued).

Each PSU has a value equal to one share of Common Stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) over the applicable three-year measurement period compared to the SPDR® S&P® Oil & Gas Exploration & Production ETF (“XOP Index”), and 50% of the PSUs may be earned based on the cumulative free cash flow per share (“FCF”) over the three-year vesting period. Because the RTSR PSU is a market-based award, its grant date fair value was determined using a Monte Carlo simulation model that uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the XOP Index (i.e., the probability of satisfying the market condition defined in the award). Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award. The risk-free interest rate was based on U.S. Treasury yield constant maturities for a term matching the expected term of the award.

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 30,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of June 30, 2024, 24,219 shares of Common Stock remained available under the 2021 Directors Plan for future grants.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	1,134	$781	2,097	$427
Granted (1)	—	—	1,458	781
Vested	(1,134)	781	(2,097)	427
Cancelled and forfeited	—	—	—	—
Nonvested at end of period	—	$—	1,458	$781

(1)RSAs granted prior to October 31, 2023 vest on the first anniversary of the grant date.

In January 2024, the Company granted a total of 2,160 shares of Common Stock with a grant date fair value of $524 per share, which was the closing price of its Common Stock on the date of grant, to the members of the Company’s board of directors (the “Board”). The stock awards were vested in full on the date of grant.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Salaries and related employee expenses (employee awards)	$2,700	$2,559	$4,920	$4,715
General and administrative expenses (director awards)	—	291	1,134	608
Total share-based compensation expense (1)	$2,700	$2,850	$6,054	$5,323

(1)The Company recognized a tax benefit of $0.6 million related to share-based compensation for each of the three months ended June 30, 2024 and 2023. The Company recognized a tax benefit of $1.3 million and $1.1 million related to share-based compensation for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there was $14.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.4 years.

8.    Other Income, Net

Other income, net, includes interest earned on our cash balances, other employee pension costs, and miscellaneous income (expense).

Other income, net for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income, net:
Interest earned on cash and cash equivalents, net	$10,761	$6,741	$20,562	$11,999
Other employee pension costs	143	130	285	258
Miscellaneous income (expense), net (1)	2,316	—	2,316	3
Total other income, net	$13,220	$6,871	$23,163	$12,260

(1)During the three months ended June 30, 2024, miscellaneous income (expense), net includes $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year.

9.    Income Taxes

The calculation of our effective tax rate was as follows for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before income taxes	$146,442	$127,151	$292,426	$237,492
Income tax expense	$31,853	$26,758	$63,420	$50,531
Effective tax rate	21.8%	21.0%	21.7%	21.3%

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

The following table sets forth the computation of EPS for the three and six months ended June 30, 2024 and 2023 (in thousands, except number of shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$114,589	$100,393	$229,006	$186,961

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	22,987,971	23,056,986	22,995,486	23,068,056
Basic earnings per share	$4.99	$4.35	$9.96	$8.10

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	22,987,971	23,056,986	22,995,486	23,068,056
Effect of dilutive securities:
Incentive and equity compensation plans	25,822	15,865	22,827	15,587
Weighted average shares outstanding for diluted earnings per share	23,013,793	23,072,851	23,018,313	23,083,643
Diluted earnings per share	$4.98	$4.35	$9.95	$8.10

Restricted stock, if any, is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until such time as the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they are anti-dilutive for the three and six months ended June 30, 2023. There were no anti-dilutive securities for the three and six months ended June 30, 2024.

11.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of June 30, 2024, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of June 30, 2024.

12.    Changes in Equity

The following tables present changes in our equity for the six months ended June 30, 2024 and 2023 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the six months ended June 30, 2024:
Balances as of December 31, 2023	23,007,681	$78	$(144,998)	$14,613	$1,831	$1,171,672	$1,043,196
Net income	—	—	—	—	—	114,417	114,417
Issuance of common stock related to stock split	—	153	—	(153)	—	—	—
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,907)	(26,907)
Share-based compensation, net of forfeitures	8,373	—	4,698	(1,297)	—	15	3,416
Repurchases of common stock and related excise taxes	(20,106)	—	(10,445)	—	—	—	(10,445)
Shares exchanged for tax withholdings	(2,469)	—	(1,207)	—	—	—	(1,207)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(21)	—	(21)
Balances as of March 31, 2024	22,993,479	231	(151,952)	13,163	1,810	1,259,197	1,122,449
Net income	—	—	—	—	—	114,589	114,589
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,894)	(26,894)
Share-based compensation, net of forfeitures	—	—	—	2,700	—	(58)	2,642
Repurchases of common stock and related excise taxes	(10,087)	—	(6,344)	—	—	—	(6,344)
Periodic pension costs, net of income taxes of $5	—	—	—	—	(21)	—	(21)
Balances as of June 30, 2024	22,983,392	$231	$(158,296)	$15,863	$1,789	$1,346,834	$1,206,421

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the six months ended June 30, 2023:
Balances as of December 31, 2022	23,087,037	$78	$(104,139)	$8,293	$2,516	$866,139	$772,887
Net income	—	—	—	—	—	86,568	86,568
Dividends paid — $1.08 per share of common stock	—	—	—	—	—	(25,061)	(25,061)
Share-based compensation, net of forfeitures	5,268	—	3,033	(560)	—	(103)	2,370
Repurchases of common stock and related excise taxes	(10,881)	—	(6,749)	—	—	—	(6,749)
Shares exchanged for tax withholdings	(1,464)	—	(939)	—	—	—	(939)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(25)	—	(25)
Balances as of March 31, 2023	23,079,960	78	(108,794)	7,733	2,491	927,543	829,051
Net income	—	—	—	—	—	100,393	100,393
Dividends paid — $1.08 per share of common stock	—	—	—	—	—	(24,966)	(24,966)
Share-based compensation, net of forfeitures	—	—	—	2,849	—	(43)	2,806
Repurchases of common stock and related excise taxes	(42,525)	—	(19,708)	—	—	—	(19,708)
Periodic pension costs, net of income taxes of $8	—	—	—	—	(26)	—	(26)
Balances as of June 30, 2023	23,037,435	$78	$(128,502)	$10,582	$2,465	$1,002,927	$887,550

Increase in Authorized Shares of Common Stock

On March 1, 2024, the Company increased its authorized shares of capital stock to 47,536,936 consisting of 1,000,000 shares of Preferred Stock and 46,536,936 shares of Common Stock. For further information see Note 1, “Organization and Description of Business Segments.”

Stock Repurchase Program

On November 1, 2022, our Board approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock.

The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. This stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

For the six months ended June 30, 2024 and 2023, we repurchased shares of our Common Stock in amounts totaling $16.6 million and $26.2 million, respectively.

Declaration of Special Cash Dividend

On June 13, 2024, the Board declared a special cash dividend in the amount of $10.00 per share of Common Stock. The special cash dividend was paid on July 15, 2024 to stockholders of record at the close of business on July 1, 2024.

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

The Land and Resource Management segment encompasses the business of managing our approximate 869,000 surface acres of land and our approximate 195,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following table presents segment financial results for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Land and resource management	$104,032	$101,320	$215,517	$205,343
Water services and operations	68,302	59,289	130,959	101,628
Total consolidated revenues	$172,334	$160,609	$346,476	$306,971

Net income:
Land and resource management	$80,129	$69,633	$161,100	$134,976
Water services and operations	34,460	30,760	67,906	51,985
Total consolidated net income	$114,589	$100,393	$229,006	$186,961

Capital expenditures:
Land and resource management	$93	$(31)	$144	$144
Water services and operations	6,406	1,402	12,017	5,000
Total capital expenditures	$6,499	$1,371	$12,161	$5,144

Depreciation, depletion and amortization:
Land and resource management	$813	$912	$1,506	$1,530
Water services and operations	3,280	2,981	6,427	5,767
Total depreciation, depletion and amortization	$4,093	$3,893	$7,933	$7,297

The following table presents total assets and property, plant and equipment, net by segment as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Land and resource management	$1,122,656	$975,136
Water services and operations	193,135	181,262
Total consolidated assets	$1,315,791	$1,156,398

Property, plant and equipment, net:
Land and resource management	$5,072	$5,322
Water services and operations	90,439	84,265
Total consolidated property, plant and equipment, net	$95,511	$89,587

14.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For each of the three months ended June 30, 2024 and 2023, our share of oil and gas produced was approximately 24.9 thousand Boe per day. For the six months ended June 30, 2024 and 2023, our share of oil and gas produced was approximately 24.9 and 22.9 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where we have a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. We have identified 635 and 675 DUC wells subject to our royalty interest (an estimated 9.5 and 9.7 net DUC wells) as of June 30, 2024 and December 31, 2023, respectively.

15.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On August 6, 2024, our Board declared a quarterly cash dividend of $1.17 per share, payable on September 17, 2024 to stockholders of record at the close of business on September 3, 2024.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects,” “anticipates,” “could,” “will,” “intends,” “may,” “might,” “plan,” “potential,” “should,” “would,” and “believes”, or similar expressions, when used in this Quarterly Report on Form 10-Q or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Quarterly Report are based on information available to us as of the date this Quarterly Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Period-to-period comparisons of financial data are not necessarily indicative, and therefore, should not be relied upon as indicators, of the Company’s future performance.

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 869,000 surface acres of land, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 4,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 195,000 NRA, principally concentrated in the Permian Basin.

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

We are not an oil and gas producer. Our business activity is generated from surface and royalty interest ownership, primarily in the Permian Basin. Our revenues are derived from oil and gas royalties, water sales, produced water royalties, easements and other surface-related income and land sales. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by the owners and operators of not only the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, produced water royalties, easements, and other surface-related revenue.

For a further overview of our business and business segments, see Item 1. “Business — General” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Market Conditions

Average oil prices during 2024 have increased modestly compared to average oil prices during the same period last year. Oil prices continue to be impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. Average natural gas prices during 2024 have decreased compared to average natural gas prices during the same period last year. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitics, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Waha natural gas prices were negative throughout April and May 2024. Midstream infrastructure is currently under construction by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies operating in the Permian Basin continue to maintain robust drilling and development activity. Per the U.S. Energy Information Administration, Permian production is currently in excess of 6.0 million barrels per day, which is higher than the average daily production in this region for any year prior to 2024.

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$81.81	$73.54	$79.69	$74.73
Henry Hub average price per mmbtu	$2.07	$2.16	$2.11	$2.40
Waha Hub natural gas average price per mmbtu	$(0.57)	$1.53	$0.23	$1.57

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	688	576	641	633
Average monthly horizontal wells drilled	485	593	509	555
Average weekly horizontal rig count	302	338	302	338
DUCs as of June 30 for each applicable year	4,588	5,037	4,588	5,037

Total Average US weekly horizontal rig count (2)	541	650	560	674

(1) Commonly used definitions in the oil and gas industry provided in the table above are defined as follows: WTI Cushing represents West Texas Intermediate. Bbl represents one barrel of 42 U.S. gallons of oil. Mmbtu represents one million British thermal units, a measurement used for natural gas. Waha Hub natural gas pricing data per Bloomberg. DUCs represent drilled but uncompleted wells. DUC classification is based on well data and date stamps provided by Enverus. DUCs are based on wells that have a drilled/spud date stamp but do not have a completed or first production date stamp. Excludes wells that have been labeled plugged and abandoned or permit expired and wells drilled/spud more than five years ago.

(2) Permian Basin specific information per Enverus analytics. US weekly horizontal rig counts per Baker Hughes United States Rotary Rig Count for horizontal rigs. Statistics for similar data are also available from other sources. The comparability between these other sources and the sources used by the Company may differ.

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and six months ended June 30, 2024 and 2023. Oil prices in 2024 to date have increased compared to the same period in 2023, while natural gas prices in 2024 to date have declined compared to the same period last year. E&P companies broadly continue to deploy capital at a measured pace as drilling and development activities across the Permian Basin have remained strong overall. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our levels of liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We have no debt or credit facilities, nor any off-balance sheet arrangements, as of June 30, 2024.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target cash and cash equivalents balance of approximately $700 million. Above this target, we will seek to deploy the majority of our free cash flow towards share repurchases and dividends. As of June 30, 2024, we had cash and cash equivalents of $894.7 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to repurchase our common stock, par value $0.01 per share (the “Common Stock”), subject to market conditions, to pay dividends subject to the discretion of our board of directors (the “Board”), for potential acquisitions and for general corporate purposes. For the six months ended June 30, 2024, we paid $53.8 million in dividends to our stockholders and we repurchased $16.6 million of our Common Stock (including share repurchases not settled at the end of the period).

In June 2024, the Board declared a special cash dividend of $10.00 per share of Common Stock. The special cash dividend was paid on July 15, 2024 to stockholders of record as of July 1, 2024.

In May 2024, we announced our progress towards developing innovative solutions for produced water in the Permian Basin. Over the last few years, we have been working with a leading industrial technology and manufacturing firm to develop an energy-efficient desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian generating approximately 18 million barrels of produced water per day, this technology would provide an attractive and critical alternative to subsurface injection. TPL has successfully tested a pilot program in our research and development lab, and we are now working towards the next phase of constructing a facility with an initial capacity of 10,000 barrels of water per day. TPL filed an application patent for the desalination and treatment process and has secured exclusive use-rights for the equipment towards produced water applications. We are also in commercial discussions with the largest, most active oil and gas upstream operators as we look to provide critical, technology-driven solutions while also optimizing TPL’s economic interests and limiting capital expense. Cumulatively through June 30, 2024, we have spent $7.1 million on this new energy-efficient desalination and treatment process and equipment, of which $4.2 million has been capitalized ($3.6 million of which was capitalized during the six months ended June 30, 2024).

Additionally, during the six months ended June 30, 2024, we invested approximately $8.4 million to maintain and/or enhance our water sourcing assets.

We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Cash Flows from Operating Activities

For the six months ended June 30, 2024 and 2023, net cash provided by operating activities was $245.5 million and $199.3 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flows used in operations generally consist of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the six months ended June 30, 2024 compared to the same period of 2023 was primarily driven by an increase in operating income and changes in working capital requirements during 2024 as compared to 2023.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2024 and 2023, net cash used in investing activities was $9.6 million and $27.7 million, respectively. Our cash flows used in investing activities are primarily related to land acquisitions, acquisitions of intangible assets, such as subsurface easements, and capital expenditures related to our water services and operations segment.

Capital expenditures for the six months ended June 30, 2024 and 2023 were $12.2 million and $5.1 million, respectively. For further information regarding capital expenditures, see “Overview” above. Acquisitions of land totaled $1.0 million and $20.0 million for the six months ended June 30, 2024 and 2023, respectively. For further information regarding acquisitions of land, see Note 3, “Real Estate Activity” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows Used in Financing Activities

For the six months ended June 30, 2024 and 2023, net cash used in financing activities was $71.7 million and $77.3 million, respectively. Our cash flows used in financing activities primarily consist of activities that return capital to our stockholders such as payment of dividends and repurchases of our Common Stock.

During the six months ended June 30, 2024 and 2023, we paid total dividends of $53.8 million and $50.0 million, respectively. During the six months ended June 30, 2024 and 2023, we repurchased $16.6 million and $26.2 million of our Common Stock, respectively (including share repurchases not settled at the end of the period).

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Oil and gas royalties	$89,813	$82,412	$181,933	$171,542
Water sales	40,650	37,648	77,776	59,377
Produced water royalties	25,301	20,841	48,307	40,975
Easements and other surface-related income	16,570	18,708	37,216	33,677
Land sales	—	1,000	1,244	1,400
Total revenues	172,334	160,609	346,476	306,971

Expenses:
Salaries and related employee expenses	12,771	10,596	25,232	21,189
Water service-related expenses	14,824	10,287	25,036	15,943
General and administrative expenses	3,673	3,327	8,597	6,879
Legal and professional fees	2,307	10,154	6,364	26,782
Ad valorem and other taxes	1,444	2,070	3,801	3,644
Land sales expenses	—	2	250	5
Depreciation, depletion and amortization	4,093	3,893	7,933	7,297
Total operating expenses	39,112	40,329	77,213	81,739

Operating income	133,222	120,280	269,263	225,232

Other income, net	13,220	6,871	23,163	12,260
Income before income taxes	146,442	127,151	292,426	237,492
Income tax expense	31,853	26,758	63,420	50,531
Net income	$114,589	$100,393	$229,006	$186,961

For the Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

Consolidated Revenues and Net Income:

Total revenues increased 7.3%, to $172.3 million for the three months ended June 30, 2024 compared to $160.6 million for the three months ended June 30, 2023. This increase was principally related to a $7.4 million increase in oil and gas royalty revenue, a $4.5 million increase in produced water royalties, and a $3.0 million increase in water sales partially offset by decreases in easements and other surface-related income and land sales over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $114.6 million for the three months ended June 30, 2024 was 14.1% higher than the comparable period of 2023 principally as a result of the increase in revenues discussed above.

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $12.8 million for the three months ended June 30, 2024 compared to $10.6 million for the comparable period of 2023. The increase in salaries and related employee expenses is principally related to market compensation adjustments that take effect annually at the start of the year.

Water service-related expenses. Water service-related expenses increased $4.5 million to $14.8 million for the three months ended June 30, 2024 compared to the same period of 2023. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, will vary from period to period as our customers’ needs and requirements change. Right of way and other expenses will also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the three months ended June 30, 2024 compared to the same period of 2023 is principally related to increased water sales volumes as well as a focus on increasing water production from existing wells, which impacts repairs and maintenance expense, equipment rental and fuel costs. Additionally, research and development expenses related to development of a new energy-efficient method of produced water desalination and treatment were $1.0 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively. For further discussion of this new treatment method, see “Liquidity and Capital Resources — Overview.”

Legal and professional fees. Legal and professional fees were $2.3 million for the three months ended June 30, 2024 compared to $10.2 million for the comparable period of 2023. The decrease is principally related to a reduction in legal expenses associated with stockholder matters that occurred during the prior year.

Other income, net. Other income, net was $13.2 million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase in other income, net is primarily related to increased interest income earned on our cash balances during 2024 resulting from higher cash balances and higher interest rates during this period. Additionally, during the three months ended June 30, 2024, we received $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year.

Total income tax expense. Total income tax expense was $31.9 million and $26.8 million for the three months ended June 30, 2024 and 2023, respectively. The increase in income tax expense is primarily related to increased operating income resulting from increased consolidated revenues.

For the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

Consolidated Revenues and Net Income:

Total revenues increased to $346.5 million for the six months ended June 30, 2024 compared to $307.0 million for the six months ended June 30, 2023. This increase was principally due to an $18.4 million increase in water sales, a $10.4 million increase in oil and gas royalty revenue, and a $7.3 million increase in produced water royalties over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $229.0 million for the six months ended June 30, 2024 was 22.5% higher than the comparable period of 2023, principally as a result of the increase in revenues discussed above.

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $25.2 million for the six months ended June 30, 2024 compared to $21.2 million for the same period of 2023. This increase in salaries and related employee expenses is principally related to an increase in market compensation adjustments that take effect annually at the start of the year.

Water service-related expenses. Water service-related expenses increased $9.1 million to $25.0 million for the six months ended June 30, 2024 compared to the same period of 2023. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, will vary from period to period as our customers’ needs and requirements change. Right of way and other expenses will also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the six months ended June 30, 2024 is principally related to the 31.0% increase in water sales over the same period of 2023 primarily as a result of increased customer volumes. Additionally, a focus on increasing water production from existing wells resulted in increased repairs and maintenance expense, equipment rental, and fuel costs. Research and development expenses related to development of a new energy-efficient method of produced water desalination and treatment were $1.4 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. For further discussion of this new treatment method, see “Liquidity and Capital Resources — Overview.”

General and administrative expenses. General and administrative expenses increased $1.7 million to $8.6 million for the six months ended June 30, 2024 compared to the same period of 2023. During the six months ended June 30, 2024, stock awards that were vested in full on the grant date were granted to members of the Board which resulted in immediate recognition of the fair value of the awards on the date of grant. See further discussion of this change in Note 7, “Share-Based Compensation” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The increased board compensation expense for the six months ended June 30, 2024 resulting from this policy change is a one-time event. Additionally, expenses for corporate insurance, resulting from increased coverages and insurance rates, and technology applications for the six months ended June 30, 2024 increased over the same period of 2023.

Legal and professional fees. Legal and professional fees were $6.4 million for the six months ended June 30, 2024 compared to $26.8 million for the same period of 2023. The decrease is principally related to a reduction in legal expenses associated with stockholder matters that occurred during the prior year.

Other income, net. Other income, net was $23.2 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively. The increase in other income, net is primarily related to increased interest income earned on our cash balances during 2024 resulting from higher cash balances and interest rates during this period. Additionally, during the six months ended June 30, 2024, we received $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year.

Total income tax expense. Total income tax expense was $63.4 million and $50.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase in income tax expense is primarily related to increased operating income resulting from increased consolidated revenues.

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

Our results of operations for the three and six months ended June 30, 2024 continue to benefit from activity in the Permian Basin. Our oil and gas royalty revenues have increased due to year to date increased royalty production. Additionally, revenues derived from water sales, produced water royalties, and easements and other surface-related income have also been positively impacted by our active management of our surface and royalty interests in recent years.

For the Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended June 30,
	2024		2023
Revenues:
Land and resource management:
Oil and gas royalties	$89,813	52%	$82,412	51%
Easements and other surface-related income	14,219	8%	17,908	11%
Land sales	—	—%	1,000	1%
Total land and resource management revenue	104,032	60%	101,320	63%

Water services and operations:
Water sales	40,650	24%	37,648	24%
Produced water royalties	25,301	15%	20,841	13%
Easements and other surface-related income	2,351	1%	800	—%
Total water services and operations revenue	68,302	40%	59,289	37%
Total consolidated revenues	$172,334	100%	$160,609	100%

Net income:
Land and resource management	$80,129	70%	$69,633	69%
Water services and operations	34,460	30%	30,760	31%
Total consolidated net income	$114,589	100%	$100,393	100%

Land and Resource Management

Land and Resource Management segment revenues increased $2.7 million to $104.0 million for the three months ended June 30, 2024 as compared to the same period of 2023. The increase in Land and Resource Management segment revenues is related to a $7.4 million increase in oil and gas royalty revenue, partially offset by a $3.7 million decrease in easements and other surface-related income for the three months ended June 30, 2024 compared to the same period of 2023.

Oil and gas royalties. Oil and gas royalty revenue was $89.8 million for the three months ended June 30, 2024 compared to $82.4 million for the three months ended June 30, 2023, an increase of 9.0%. Oil and gas royalties increased $7.4 million due to higher realized oil and NGLs (natural gas liquids) pricing for the three months ended June 30, 2024 compared to the same period of 2023. The average realized price increased 8.9% to $41.44 per barrels of oil equivalent (“Boe”) for the three months ended June 30, 2024 from $38.04 per Boe for the three months ended June 30, 2023. Our share of production was 24.9 thousand per Boe per day for the three months ended June 30, 2024 and 2023.

The financial and operational data by royalty stream is presented in the table below for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Our share of production volumes (1):
Oil (MBbls)	967	1,000
Natural gas (MMcf)	3,851	3,782
NGL (MBbls)	661	638
Equivalents (MBoe)	2,270	2,269
Equivalents per day (MBoe/d)	24.9	24.9

Oil and gas royalty revenue (in thousands):
Oil royalties	$74,747	$70,183
Natural gas royalties	2,367	3,775
NGL royalties	12,699	8,454
Total oil and gas royalties	$89,813	$82,412

Realized prices:
Oil ($/Bbl)	$80.93	$73.46
Natural gas ($/Mcf)	$0.66	$1.08
NGL ($/Bbl)	$20.78	$14.33
Equivalents ($/Boe)	$41.44	$38.04

(1)Commonly used definitions in the oil and gas industry not previously defined: MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Easements and other surface-related income. Easements and other surface-related income was $14.2 million for the three months ended June 30, 2024, a decrease of $3.7 million compared to $17.9 million for the three months ended June 30, 2023. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The decrease in easements and other surface-related income is principally related to decreases of $1.6 million in wellbore easements and $0.6 million in material sales for the three months ended June 30, 2024 compared to the same period of 2023. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended June 30, 2024.

Net income. Net income for the Land and Resource Management segment increased 15.1% to $80.1 million for the three months ended June 30, 2024 compared to $69.6 million for the three months ended June 30, 2023. Segment operating income increased $10.0 million for the three months ended June 30, 2024 compared to the same period of 2023, largely driven by the $7.9 million decrease in legal and professional fees and the $2.7 million increase in segment revenues. Expenses are discussed further above under “Results of Operations - Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 15.2% to $68.3 million for the three months ended June 30, 2024 as compared with revenues of $59.3 million for the same period of 2023. The increase in Water Services and Operations segment revenues is principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $3.0 million to $40.7 million for the three months ended June 30, 2024, compared to the same period of 2023. The growth in water sales is principally due to an increase of 9.5% in water sales volumes for the three months ended June 30, 2024, compared to the same period of 2023.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $25.3 million for the three months ended June 30, 2024 compared to $20.8 million for the same period in 2023. This increase is principally due to increased produced water volumes for the three months ended June 30, 2024 compared to the same period of 2023.

Easements and other surface-related income. Easements and other surface-related income was $2.4 million for the three months ended June 30, 2024, an increase of $1.6 million compared to the same period in 2023. The increase in easements and other surface-related income primarily relates to an increase in temporary permits for sourced water lines for the three months ended June 30, 2024, compared to the same period in 2023.

Net income. Net income for the Water Services and Operations segment was $34.5 million for the three months ended June 30, 2024 compared to $30.8 million for the three months ended June 30, 2023. Segment operating income increased $3.0 million for the three months ended June 30, 2024 compared to the same period of 2023. The increase is principally due to the $9.0 million increase in segment revenues partially offset by the $4.5 million increase in water service-related expenses. Expenses are discussed further above under “Results of Operations - Consolidated.”

For the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Six Months Ended June 30,
	2024		2023
Revenues:
Land and resource management:
Oil and gas royalties	$181,933	53%	$171,542	56%
Easements and other surface-related income	32,340	9%	32,401	11%
Land sales	1,244	—%	1,400	—%
Total land and resource management revenue	215,517	62%	205,343	67%

Water services and operations:
Water sales	77,776	22%	59,377	20%
Produced water royalties	48,307	14%	40,975	13%
Easements and other surface-related income	4,876	2%	1,276	—%
Total water services and operations revenue	130,959	38%	101,628	33%
Total consolidated revenues	$346,476	100%	$306,971	100%

Net income:
Land and resource management	$161,100	70%	$134,976	72%
Water services and operations	67,906	30%	51,985	28%
Total consolidated net income	$229,006	100%	$186,961	100%

Land and Resource Management

Land and Resource Management segment revenues increased $10.2 million to $215.5 million for the six months ended June 30, 2024 as compared with $205.3 million for the comparable period of 2023. The increase in Land and Resource Management segment revenues is principally due to the $10.4 million increase in oil and gas royalty revenue for the six months ended June 30, 2024 compared to the same period of 2023.

Oil and gas royalties. Oil and gas royalty revenue was $181.9 million for the six months ended June 30, 2024 compared to $171.5 million for the six months ended June 30, 2023, an increase of $10.4 million. Oil and gas royalties for the six months ended June 30, 2023 included an $8.7 million recovery with an operator with respect to unpaid oil and gas royalties for older production periods. Excluding the impact of the $8.7 million recovery on 2023 revenue, oil and gas royalties for the six months ended June 30, 2024 increased $19.1 million over the six months ended June 30, 2023 due to higher production volumes and average oil and NGL realized prices over the same periods. Our share of production increased to 24.9 thousand Boe per day for the six months ended June 30, 2024 compared to 22.9 thousand Boe per day for the same period of 2023. The average realized prices increased to $42.07 per Boe for the six months ended June 30, 2024 from $41.08 per Boe for the same period of 2023.

The table below provides financial and operational data by royalty stream for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023 (1)
Our share of production volumes:
Oil (MBbls)	1,958	1,792
Natural gas (MMcf)	7,658	7,088
NGL (MBbls)	1,294	1,177
Equivalents (MBoe)	4,528	4,151
Equivalents per day (MBoe/d)	24.9	22.9

Oil and gas royalty revenue (in thousands):
Oil royalties	$147,361	$127,077
Natural gas royalties	9,429	$14,731
NGL royalties	25,143	$21,069
Total oil and gas royalties	$181,933	$162,877

Realized prices:
Oil ($/Bbl)	$78.82	$74.24
Natural gas ($/Mcf)	$1.33	$2.25
NGL ($/Bbl)	$21.00	$19.34
Equivalents ($/Boe)	$42.07	$41.08

(1)The metrics and dollars provided for the six months ended June 30, 2023 exclude the impact of the $8.7 million settlement of oil and gas royalties discussed above.

Net income. Net income for the Land and Resource Management segment increased $26.1 million to $161.1 million for the six months ended June 30, 2024 compared to $135.0 million for the six months ended June 30, 2023. Segment operating income increased $27.4 million for the six months ended June 30, 2024 compared to the same period of 2023, largely driven by the $20.3 million decrease in legal and professional fees and the $10.4 million increase in oil and gas royalty revenue. Expenses are discussed further above under “Results of Operations — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 28.9% to $131.0 million for the six months ended June 30, 2024 as compared with revenues of $101.6 million for the same period of 2023. The increase in Water Services and Operations segment revenues is principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $18.4 million, or 31.0% to $77.8 million for the six months ended June 30, 2024 compared to the same period of 2023. The growth in water sales is principally due to an increase of 25.5% in water sales volumes for the six months ended June 30, 2024 compared to the same period of 2023.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $48.3 million for the six months ended June 30, 2024 compared to $41.0 million for the comparable period of 2023. This increase is principally due to increased produced water volumes for the six months ended June 30, 2024 compared to the same period of 2023.

Easements and other surface-related income. Easements and other surface-related income was $4.9 million for the six months ended June 30, 2024, an increase of $3.6 million compared to $1.3 million for the six months ended June 30, 2023. The increase in easements and other surface-related income primarily relates to an increase in temporary permits for sourced water lines for the six months ended June 30, 2024 compared to the same period in 2023.

Net income. Net income for the Water Services and Operations segment was $67.9 million for the six months ended June 30, 2024 compared to $52.0 million for the six months ended June 30, 2023. Segment operating income increased $16.7 million for the six months ended June 30, 2024 compared to the same period of 2023. The increase is principally due to the $29.3 million increase in segment revenues and was partially offset by the $9.1 million increase in water service-related expenses. Expenses are discussed further above under “Results of Operations — Consolidated.”

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and Free Cash Flow for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$114,589	$100,393	$229,006	$186,961
Add:
Income tax expense	31,853	26,758	63,420	50,531
Depreciation, depletion and amortization	4,093	3,893	7,933	7,297
EBITDA	150,535	131,044	300,359	244,789
Add:
Employee share-based compensation	2,700	2,559	4,920	4,715
Adjusted EBITDA	153,235	133,603	305,279	249,504
Less:
Current income tax expense	(30,766)	(27,125)	(62,664)	(51,204)
Capital expenditures	(6,499)	(1,371)	(12,161)	(5,144)
Free Cash Flow	$115,970	$105,107	$230,454	$193,156

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information related to market risk of the Company disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

There have been no changes during the quarter ended June 30, 2024 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company repurchased shares of its Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2024	3,724	$589	3,724
May 1 through May 31, 2024	3,661	598	3,661
June 1 through June 30, 2024	2,702	702	2,702
Total	10,087	$623	10,087	$190,960,367

(1)On November 1, 2022, our Board approved a stock repurchase program to purchase up to an aggregate of $250.0 million of our outstanding Common Stock effective beginning January 1, 2023. The Company intends to purchase Common Stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Arrangements

On May 15, 2024, Murray Stahl, a member of our Board of Directors, on behalf of himself and accounts managed by Horizon Kinetics Asset Management LLC over which Mr. Stahl has a controlling interest, adopted a “10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K that is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, for the purchase of up to 738 shares of Common Stock. This 10b5-1 trading arrangement begins August 15, 2024 and is scheduled to expire on the earlier of (i) December 13, 2024 or (ii) the acquisition of 738 shares of Common Stock.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	August 7, 2024	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	August 7, 2024	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer