Form 10-Q
period 2024-09-30
Texas Pacific Land Corp
filed 2024-11-06
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Yes ☐ No ☑

As of October 31, 2024, the Registrant had 22,974,914 shares of Common Stock, $0.01 par value, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$533,914	$725,169
Accounts receivable and accrued receivables, net	122,627	128,971
Prepaid expenses and other current assets	48,426	2,944
Tax like-kind exchange escrow	—	5,380
Prepaid income taxes	4,002	—
Total current assets	708,969	862,464
Real estate acquired	142,727	130,024
Property, plant and equipment, net	119,108	89,587
Royalty interests acquired, net	164,028	46,609
Intangible assets, net	35,773	21,025
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Other assets	4,964	6,689
Total assets	$1,175,569	$1,156,398
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$40,560	$22,501
Ad valorem and other taxes payable	7,860	10,761
Income taxes payable	2,217	4,795
Unearned revenue	6,694	6,330
Total current liabilities	57,331	44,387
Deferred taxes payable	44,528	42,365
Unearned revenue - noncurrent	20,625	25,006
Accrued liabilities - noncurrent	953	1,444
Total liabilities	123,437	113,202

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 46,536,936 and 7,756,156 shares authorized as of September 30, 2024 and December 31, 2023, respectively, and 22,977,125 and 23,007,681 (as adjusted for stock split) outstanding as of September 30, 2024 and December 31, 2023, respectively	231	78
Treasury stock, at cost; 108,951 and 86,929 shares as of September 30, 2024 and December 31, 2023, respectively	(162,416)	(144,998)
Additional paid-in capital	16,391	14,613
Accumulated other comprehensive income	1,768	1,831
Retained earnings	1,196,158	1,171,672
Total equity	1,052,132	1,043,196
Total liabilities and equity	$1,175,569	$1,156,398

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Oil and gas royalties	$94,444	$87,102	$276,377	$258,644
Water sales	36,211	26,422	113,987	85,799
Produced water royalties	27,727	20,849	76,034	61,824
Easements and other surface-related income	14,280	18,188	51,496	51,865
Land sales	901	5,406	2,145	6,806
Total revenues	173,563	157,967	520,039	464,938

Expenses:
Salaries and related employee expenses	14,030	11,499	39,262	32,688
Water service-related expenses	11,731	8,553	36,767	24,496
General and administrative expenses	4,029	3,859	12,626	10,738
Legal and professional fees	8,316	1,689	14,680	28,471
Ad valorem and other taxes	2,189	1,781	5,990	5,425
Land sales expenses	175	44	425	49
Depreciation, depletion and amortization	5,762	3,584	13,695	10,881
Total operating expenses	46,232	31,009	123,445	112,748

Operating income	127,331	126,958	396,594	352,190

Other income, net	8,086	7,979	31,249	20,239
Income before income taxes	135,417	134,937	427,843	372,429
Income tax expense	28,823	29,363	92,243	79,894
Net income	$106,594	$105,574	$335,600	$292,535

Other comprehensive loss — periodic pension costs, net of income taxes for the three and nine months ended September 30, 2024 and 2023 of $6, $7, $17, and $21, respectively	(21)	(26)	(63)	(77)
Total comprehensive income	$106,573	$105,548	$335,537	$292,458

Net income per share of common stock
Basic	$4.64	$4.58	$14.60	$12.69
Diluted	$4.63	$4.58	$14.58	$12.68

Weighted average number of shares of common stock outstanding
Basic	22,979,781	23,026,563	22,990,213	23,054,073
Diluted	23,012,169	23,045,323	23,016,733	23,072,955

Cash dividends per share of common stock	$11.17	$1.08	$13.51	$3.24

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$335,600	$292,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,695	10,881
Share-based compensation	8,989	8,112
Deferred taxes	2,163	(1,034)
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	5,806	(19,554)
Operating liabilities, excluding income taxes	4,423	9,995
Income taxes payable	(2,578)	1,114
Prepaid income taxes	(4,002)	4,809
Cash provided by operating activities	364,096	306,858

Cash flows from investing activities:
Acquisition of royalty interests, net of post-close adjustments	(120,334)	(3,566)
Acquisition of a business	(45,000)	—
Deposit for acquisition	(42,952)	—
Acquisition of intangible assets	—	(21,403)
Acquisition of real estate	(1,026)	(20,320)
Purchase of fixed assets	(16,451)	(10,630)
Proceeds from sale of fixed assets	—	5
Cash used in investing activities	(225,763)	(55,914)

Cash flows from financing activities:
Dividends paid	(310,550)	(74,979)
Settlement of common stock repurchases	(22,795)	(32,325)
Shares exchanged for tax withholdings	(1,623)	(1,284)
Cash used in financing activities	(334,968)	(108,588)

Net increase in cash, cash equivalents and restricted cash	(196,635)	142,356
Cash, cash equivalents and restricted cash, beginning of period	730,549	517,182
Cash, cash equivalents and restricted cash, end of period	$533,914	$659,538

Supplemental disclosure of cash flow information:
Income taxes paid	$96,648	$74,984
Supplemental non-cash investing and financing information:
Increase in accounts payable related to capital expenditures	$5,543	$(243)

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Description of Business Segments

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 873,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 8,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 199,000 NRA, principally concentrated in the Permian Basin.

Our revenues are derived from oil and gas royalties, water sales, produced water royalties, easements and other surface-related (“SLEM”) income and land sales.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, and these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results for the interim periods shown in this Quarterly Report are not necessarily indicative of future financial results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that correspond to the same such amounts shown in the condensed consolidated statements of cash flows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$533,914	$725,169
Tax like-kind exchange escrow	—	5,380
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$533,914	$730,549

Business Combinations and Asset Acquisitions

We evaluate whether a transaction meets the definition of a business. We first apply a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, we further consider whether the set of assets acquired have, at a minimum, inputs and processes that have the ability to create outputs in the form of revenue. If the assets acquired meet this criteria, the transaction is accounted for as a business combination.

Acquisitions that qualify as an asset acquisition are accounted for using a cost accumulation model where the purchase price of the acquisition is allocated to the assets acquired on a relative fair value basis on the date of acquisition. We generally account for acquisitions of mineral and royalty interests as asset acquisitions. Inputs used to determine such fair values are primarily based upon internally-developed models, publicly-available drilling information, a risk-adjusted discount rate and publicly-available data regarding mineral transactions consummated by other buyers and sellers, as applicable. These fair values are considered Level 3 assets in the fair value hierarchy. Any associated acquisition costs are capitalized.

Acquisitions that qualify as a business combination are accounted for using the acquisition method of accounting. The fair value of consideration transferred for an acquisition is allocated to the assets acquired and liabilities assumed based on their fair value on a nonrecurring basis on the acquisition date and are subject to fair value adjustments under certain circumstances. The excess of the consideration transferred over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Conversely, in the event the fair value of assets acquired and liabilities assumed is greater than the consideration transferred, a bargain purchase gain is recognized.

Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions as fair values are not always readily determinable. Different techniques may be used to determine fair values, including market prices (where available), comparisons to transactions for similar assets and liabilities and the discounted net present value of estimated future cash flows, among others. We engage third-party valuation firms when appropriate to assist in the fair value determination of assets acquired and liabilities assumed. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred. We may adjust the amounts recognized in an acquisition during a measurement period not to exceed one year from the date of acquisition, as a result of subsequently obtaining additional information that existed at the acquisition date.

3.    Assets Acquired in a Business Combination

On August 20, 2024, we acquired 4,120 acres of land along with other surface-related tangible and intangible assets (collectively referred to as the “Acquired Assets”) from an unaffiliated seller for total consideration of $45.0 million, in an all-cash transaction. There were no liabilities assumed by the Company in this transaction. The Acquired Assets generate revenue streams across water sales, produced water royalties, and SLEM revenue, and provide additional commercial growth opportunities for the Company to expand water sourcing and produced water opportunities to both new and existing customers. The Acquired Assets are located in the Midland Basin.

The Acquired Assets included the following:

Acquired Assets	Balance Sheet Classification	Business Segment
4,120 acres of land	Real estate acquired	Land and Resource Management
Water sourcing assets, including water pits, water wells, pipes and electrical infrastructure	Property, plant and equipment	Water Services and Operations
A 25% non-operating working interest in an existing saltwater disposal (“SWD”) system	Property, plant and equipment	Water Services and Operations
Contractual right to a 10% royalty on produced water revenue generated from the SWD system	Intangible assets	Water Services and Operations
Contractual right to a 7.5% royalty on revenue generated from nonhazardous oilfield solids waste disposal site	Intangible assets	Land and Resource Management

The combination of the 25% non-operating working interest and the 10% royalty interest from the SWD system entitles the Company to 32.5% of produced water revenues generated from the SWD system. As a 25% non-operating working interest owner, the Company is also responsible for its 25% share of operating expenses associated with the SWD system. The operator of the SWD system is responsible for the day-to-day management and operations. Of the 4,120 acres of land acquired, approximately 392 acres are leased to, and operated by, an environmental solution (“ES”) company that operates a nonhazardous oilfield solids waste disposal site. The ES company pays a 7.5% royalty, on revenue generated, to the Company. The Company reports this as SLEM revenue.

The acquisition was accounted for as a business combination using the acquisition method, and therefore, the Acquired Assets were recorded based on their fair value on a nonrecurring basis on the date of acquisition and are subject to fair value adjustments under certain circumstances. When determining the fair values of assets acquired, management made estimates, judgements and assumptions. Inputs used to determine fair values of assets included internally-developed models, risk-adjusted discount rates by asset class, publicly available data on land sales comparisons and other costs analysis. These fair values are considered Level 3 assets in the fair value hierarchy. There was no goodwill recorded on this acquisition.

The Company’s determination of the fair value attributable to the Acquired Assets based on the fair value at the acquisition date is preliminary. Certain data necessary to complete the purchase price allocation is subject to change. We expect to complete the purchase price allocation prior to December 31, 2024, during which time the value of the assets may be revised as appropriate. The following table presents the allocation of fair value by asset class as of August 20, 2024 (in thousands):

Real estate acquired	$12,100
Property, plant and equipment	17,200
Intangible assets	15,700
Total consideration and fair value	$45,000

The Company incurred $0.1 million of transaction-related costs related to this asset acquisition during the nine months ended September 30, 2024 and such costs are included in general and administrative expenses in the condensed consolidated statements of income.

From August 20, 2024 through September 30, 2024, revenues and operating expenses from the business combination were approximately $0.7 million and $0.1 million, respectively, and are included in our condensed consolidated statements of income. Pro forma financial information is not disclosed as the acquisition was deemed not to have a material impact on our results of operations.

4.    Real Estate Activity

As of September 30, 2024 and December 31, 2023, TPL owned the following land and real estate (in thousands, except number of acres):

	September 30, 2024		December 31, 2023
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,991	$—	798,999	$—
Real estate acquired	74,124	142,727	69,447	130,024
Total real estate	873,115	$142,727	868,446	$130,024

(1)Real estate assigned through the Declaration of Trust.

Land Acquisitions

During the nine months ended September 30, 2024, we acquired 4,120 acres in a business combination with a fair value of $12.1 million and 640 acres of land for an aggregate purchase price of $1.0 million. See further discussion of the business combination at Note 3, “Assets Acquired in a Business Combination.” During the nine months ended September 30, 2023, we acquired 12,141 acres of land for an aggregate purchase price of $20.0 million.

Land Sales

For the nine months ended September 30, 2024, we sold 91 acres of land for an aggregate sales price of $2.1 million. For the nine months ended September 30, 2023, we sold 18,061 acres of land for an aggregate sales price of $6.8 million.

5.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Property, plant and equipment, at cost:
Water service-related assets (1)	$175,269	$136,340
Furniture, fixtures and equipment	10,018	9,801
Other	598	598
Total property, plant and equipment, at cost	185,885	146,739
Less: accumulated depreciation	(66,777)	(57,152)
Property, plant and equipment, net	$119,108	$89,587

(1)Includes $17.2 million of assets acquired in a business combination. For further information, see Note 3, “Assets Acquired in a Business Combination.”

Depreciation expense was $3.4 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $9.7 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively.

6.    Oil and Gas Royalty Interests

As of September 30, 2024 and December 31, 2023, we owned the following oil and gas royalty interests (in thousands):

	September 30, 2024	December 31, 2023
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (1)	—	—
Royalty interests acquired, at cost	171,828	51,494
Total royalty interests	171,828	51,494
Less: accumulated depletion	(7,800)	(4,885)
Royalty interests, net	$164,028	$46,609

(1)Royalty interests assigned through the Declaration of Trust.

During the nine months ended September 30, 2024, we acquired oil and gas royalty interests in 4,106 NRA in Culberson County, Texas for a purchase price of approximately $120.3 million, net of post-close adjustments, in an all-cash transaction. The acquisition was completed in conjunction with another entity that assigned a share of its interest in a purchase and sales agreement with an unaffiliated seller to the Company. Each party paid a pro-rata share of the purchase price and closing costs to the seller.

During the nine months ended September 30, 2023, we acquired oil and gas royalty interests in 119 NRA for an aggregate purchase price of approximately $3.6 million. There were no sales of oil and gas royalty interests during the nine months ended September 30, 2024 and 2023, respectively.

Depletion expense was $1.9 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. Depletion expense was $2.9 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

7.    Intangible Assets

Intangible assets, net consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Contracts acquired in a business combination (1)	15,700	—
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (2)	37,103	21,403
Less: accumulated amortization	(1,330)	(378)
Intangible assets, net	$35,773	$21,025

(1)See further discussion in Note 3, “Assets Acquired in a Business Combination.”
(2)The remaining weighted average amortization period for total intangible assets was 15.8 years as of September 30, 2024.

Amortization of intangible assets was $0.4 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. Amortization of intangible assets was $0.1 million for the three and nine months ended September 30, 2023. The estimated future annual amortization expense of intangible assets is $0.6 million for the remainder of 2024, $2.3 million for each year of 2025 through 2029, and $23.7 million thereafter.

8.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, with the 2021 Plan, collectively referred to herein as the “Plans”). In conjunction with the three-for-one stock split effected on March 26, 2024, the Plans were adjusted to increase the authorized number of shares that may be issued under the Plans. As of September 30, 2024, share-based compensation granted under the Plans has included these award types: stock awards, RSAs, RSUs and PSUs. Currently, all awards granted under the plans are entitled to receive dividends (which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. RSUs granted under the 2021 Plan vest in one-third increments and PSUs granted under the 2021 Plan cliff vest at the end of three years if the performance metrics are achieved (as discussed further below). RSAs granted prior to October 31, 2023 under the 2021 Directors Plan vested on the first anniversary of the award. Effective October 31, 2023, the 2021 Directors Plan was amended such that stock awards granted vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s Common Stock that may be issued under the 2021 Plan is 225,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of September 30, 2024, 136,238 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSAs and RSUs under the 2021 Plan for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024				2023
	Restricted Stock Awards		Restricted Stock Units		Restricted Stock Awards		Restricted Stock Units
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period (1)	—	$—	18,675	$527	4,011	$417	16,836	$441
Granted (2)	—	—	12,655	481	—	—	8,544	641
Vested (3)	—	—	(7,812)	507	—	—	(5,592)	441
Cancelled and forfeited	—	—	(306)	528	—	—	—	—
Nonvested at end of period	—	$—	23,212	$509	4,011	$417	19,788	$528

(1)There were 4,011 RSAs unvested as of September 30, 2023. As of December 31, 2023, the 4,011 RSAs had either vested or had been forfeited. No additional RSAs have been granted under the 2021 plan.
(2)RSUs vest in one-third increments over a three-year period.
(3)Of the 7,812 RSUs that vested during the nine months ended September 30, 2024, 2,948 RSUs were surrendered by employees to the Company upon vesting to settle tax withholdings.

The following table summarizes activity related to PSUs for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
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

Each PSU has a value equal to one share of Common Stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) over the applicable three-year measurement period compared to the SPDR® S&P® Oil & Gas Exploration & Production ETF (“XOP Index”), and 50% of the PSUs may be earned based on the cumulative free cash flow per share (“FCF”) over the three-year vesting period. Because the RTSR PSU is a market-based award, its grant date fair value was determined using a Monte Carlo simulation model that uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the XOP Index (i.e., the probability of satisfying the market condition defined in the award). Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award. The risk-free interest rate was based on U.S. Treasury yield constant maturities for a term matching the expected term of the award. The inputs for the Monte Carlo simulation model are designated as Level 2 within the fair value hierarchy.

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 30,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of September 30, 2024, 24,219 shares of Common Stock remained available under the 2021 Directors Plan for future grants.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
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

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Salaries and related employee expenses (employee awards)	$2,935	$2,502	$7,855	$7,217
General and administrative expenses (director awards)	—	287	1,134	895
Total share-based compensation expense (1)	$2,935	$2,789	$8,989	$8,112

(1)The Company recognized a tax benefit of $0.6 million related to share-based compensation for each of the three months ended September 30, 2024 and 2023. The Company recognized a tax benefit of $1.9 million and $1.7 million related to share-based compensation for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there was $11.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.3 years.

9.    Other Income, Net

Other income, net, includes interest earned on our cash balances and miscellaneous income (expense).

Other income, net for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income, net:
Interest earned on cash and cash equivalents, net	$7,913	$7,850	$28,475	$19,849
Miscellaneous income (expense), net (1)	173	129	2,774	390
Total other income, net	$8,086	$7,979	$31,249	$20,239

(1)During the nine months ended September 30, 2024, miscellaneous income (expense), net includes $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year.

10.    Income Taxes

The calculation of our effective tax rate was as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before income taxes	$135,417	$134,937	$427,843	$372,429
Income tax expense	$28,823	$29,363	$92,243	$79,894
Effective tax rate	21.3%	21.8%	21.6%	21.5%

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

The following table sets forth the computation of EPS for the three and nine months ended September 30, 2024 and 2023 (in thousands, except number of shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$106,594	$105,574	$335,600	$292,535

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	22,979,781	23,026,563	22,990,213	23,054,073
Basic earnings per share	$4.64	$4.58	$14.60	$12.69

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	22,979,781	23,026,563	22,990,213	23,054,073
Effect of dilutive securities:
Incentive and equity compensation plans	32,388	18,760	26,520	18,882
Weighted average shares outstanding for diluted earnings per share	23,012,169	23,045,323	23,016,733	23,072,955
Diluted earnings per share	$4.63	$4.58	$14.58	$12.68

Restricted stock, if any, is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until such time as the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they were anti-dilutive for the three and nine months ended September 30, 2023. There were no anti-dilutive securities for the three and nine months ended September 30, 2024.

12.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of September 30, 2024, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of September 30, 2024.

13.    Changes in Equity

The following tables present changes in our equity for the nine months ended September 30, 2024 and 2023 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the nine months ended September 30, 2024:
Balances as of December 31, 2023	23,007,681	$78	$(144,998)	$14,613	$1,831	$1,171,672	$1,043,196
Net income	—	—	—	—	—	114,417	114,417
Issuance of common stock related to stock split	—	153	—	(153)	—	—	—
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,907)	(26,907)
Share-based compensation, net of forfeitures	8,373	—	4,698	(1,297)	—	15	3,416
Repurchases of common stock and related excise taxes	(20,106)	—	(10,445)	—	—	—	(10,445)
Shares exchanged for tax withholdings	(2,469)	—	(1,207)	—	—	—	(1,207)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(21)	—	(21)
Balances as of March 31, 2024	22,993,479	231	(151,952)	13,163	1,810	1,259,197	1,122,449
Net income	—	—	—	—	—	114,589	114,589
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,894)	(26,894)
Share-based compensation, net of forfeitures	—	—	—	2,700	—	(58)	2,642
Repurchases of common stock and related excise taxes	(10,087)	—	(6,344)	—	—	—	(6,344)
Periodic pension costs, net of income taxes of $5	—	—	—	—	(21)	—	(21)
Balances as of June 30, 2024	22,983,392	231	(158,296)	15,863	1,789	1,346,834	1,206,421
Net income	—	—	—	—	—	106,594	106,594
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,915)	(26,915)
Special dividends paid — $10.00 per share of common stock	—	—	—	—	—	(229,834)	(229,834)
Share-based compensation, net of forfeitures	1,599	—	2,430	528	—	(521)	2,437
Repurchases of common stock and related excise taxes	(7,387)	—	(6,134)	—	—	—	(6,134)
Shares exchanged for tax withholdings	(479)	—	(416)	—	—	—	(416)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(21)	—	(21)
Balances as of September 30, 2024	22,977,125	$231	$(162,416)	$16,391	$1,768	$1,196,158	$1,052,132

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the nine months ended September 30, 2023:
Balances as of December 31, 2022	23,087,037	$78	$(104,139)	$8,293	$2,516	$866,139	$772,887
Net income	—	—	—	—	—	86,568	86,568
Dividends paid — $1.08 per share of common stock	—	—	—	—	—	(25,061)	(25,061)
Share-based compensation, net of forfeitures	5,268	—	3,033	(560)	—	(103)	2,370
Repurchases of common stock and related excise taxes	(10,881)	—	(6,749)	—	—	—	(6,749)
Shares exchanged for tax withholdings	(1,464)	—	(939)	—	—	—	(939)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(25)	—	(25)
Balances as of March 31, 2023	23,079,960	78	(108,794)	7,733	2,491	927,543	829,051
Net income	—	—	—	—	—	100,393	100,393
Dividends paid — $1.08 per share of common stock	—	—	—	—	—	(24,966)	(24,966)
Share-based compensation, net of forfeitures	—	—	—	2,849	—	(43)	2,806
Repurchases of common stock and related excise taxes	(42,525)	—	(19,708)	—	—	—	(19,708)
Periodic pension costs, net of income taxes of $8	—	—	—	—	(26)	—	(26)
Balances as of June 30, 2023	23,037,435	78	(128,502)	10,582	2,465	1,002,927	887,550
Net income	—	—	—	—	—	105,574	105,574
Dividends paid — $1.08 per share of common stock	—	—	—	—	—	(24,952)	(24,952)
Share-based compensation, net of forfeitures	1,782	—	990	1,800	—	(38)	2,752
Repurchases of common stock and related excise taxes	(10,692)	—	(5,995)	—	—	—	(5,995)
Shares exchanged for tax withholdings	(543)	—	(345)	—	—	—	(345)
Periodic pension costs, net of income taxes of $7	—	—	—	—	(26)	—	(26)
Balances as of September 30, 2023	23,027,982	$78	$(133,852)	$12,382	$2,439	$1,083,511	$964,558

Increase in Authorized Shares of Common Stock

On March 1, 2024, the Company increased its authorized shares of capital stock to 47,536,936, consisting of 1,000,000 shares of Preferred Stock and 46,536,936 shares of Common Stock. For further information see Note 1, “Organization and Description of Business Segments.”

Stock Repurchase Program

On November 1, 2022, our Board approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock.

The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. This stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and are subject to market conditions, applicable legal requirements and other factors.

For the nine months ended September 30, 2024 and 2023, we repurchased shares of our Common Stock in amounts totaling $22.7 million and $32.2 million, respectively.

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

The Land and Resource Management segment encompasses the business of managing our approximately 873,000 surface acres of land and our approximately 199,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following table presents segment financial results for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Land and resource management	$106,648	$109,933	$322,165	$315,276
Water services and operations	66,915	48,034	197,874	149,662
Total consolidated revenues	$173,563	$157,967	$520,039	$464,938

Net income:
Land and resource management	$71,870	$82,884	$232,970	$217,860
Water services and operations	34,724	22,690	102,630	74,675
Total consolidated net income	$106,594	$105,574	$335,600	$292,535

Capital expenditures:
Land and resource management	$66	$47	$210	$191
Water services and operations	9,767	5,196	21,784	10,196
Total capital expenditures	$9,833	$5,243	$21,994	$10,387

Depreciation, depletion and amortization:
Land and resource management	$2,135	$703	$3,641	$2,233
Water services and operations	3,627	2,881	10,054	8,648
Total depreciation, depletion and amortization	$5,762	$3,584	$13,695	$10,881

The following table presents total assets and property, plant and equipment, net by segment as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Land and resource management	$954,411	$975,136
Water services and operations	221,158	181,262
Total consolidated assets	$1,175,569	$1,156,398

Property, plant and equipment, net:
Land and resource management	$4,937	$5,322
Water services and operations	114,171	84,265
Total consolidated property, plant and equipment, net	$119,108	$89,587

15.    Oil and Gas Producing Activities

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For each of the three months ended September 30, 2024 and 2023, our share of oil and gas produced was approximately 28.3 and 21.8 thousand Boe per day, respectively. For the nine months ended September 30, 2024 and 2023, our share of oil and gas produced was approximately 26.0 and 22.6 thousand Boe per day, respectively. Reserves related to our royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells where we have a royalty interest that have been permitted but are still awaiting drilling and completion activity. In addition, we have also identified oil and gas wells where we have a royalty interest that have been drilled but are not yet completed (“DUC”). These permitted and DUC wells represent potential near-term candidates for further development by operators towards ultimately being placed into production. We have identified 496 permitted gross wells (an estimated 6.9 net wells) and 673 DUC wells (an estimated 11.8 net wells) subject to our royalty interest as of September 30, 2024. The number of permitted and DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion.

16.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Royalty Interest Acquisition

On October 2, 2024, we acquired approximately 7,490 NRA located primarily in the Midland Basin in Martin, Midland and other counties, with over 80% of the acquired interests adjacent to or overlapping existing TPL surface and royalty acreage for total cash consideration of $276.4 million, $43.0 million of which represented a deposit held in escrow as of September 30, 2024 and recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet and reported as a cash outflow in the investing section of the condensed consolidated statements of cash flows.

Dividends Declared

On November 4, 2024, our Board declared a quarterly cash dividend of $1.60 per share, payable on December 16, 2024 to stockholders of record at the close of business on December 2, 2024.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects,” “anticipates,” “could,” “will,” “intends,” “may,” “might,” “plan,” “potential,” “should,” “would,” and “believes”, or similar expressions, when used in this Quarterly Report on Form 10-Q or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Quarterly Report are based on information available to us as of the date this Quarterly Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with our 2023 Annual Report filed with the SEC on February 21, 2024 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Period-to-period comparisons of financial data are not necessarily indicative, and therefore, should not be relied upon as indicators, of the Company’s future performance.

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 873,000 surface acres of land, with the majority of our ownership concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 8,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 199,000 NRA, principally concentrated in the Permian Basin.

The Company was originally organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas that were previously the property of the Texas and Pacific Railway Company. We completed our reorganization on January 11, 2021 from a business trust, Texas Pacific Land Trust, into Texas Pacific Land Corporation, a corporation formed and existing under the laws of the State of Delaware.

We are not an oil and gas producer. Our business activity is generated from surface and royalty interest ownership, primarily in the Permian Basin. Our revenues are derived from oil and gas royalties, water sales, produced water royalties, easements and other surface-related income and land sales. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by not only the owners and operators of the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, produced water royalties, easements, and other surface-related revenue.

For a detailed overview of our business and business segments, see Part I, Item 1. “Business — General” in our 2023 Annual Report.

Market Conditions

While average oil prices for the nine months ended September 30, 2024 have increased slightly compared to average oil prices during the same period last year, average oil prices for the three months ended September 30, 2024 have decreased compared to the same period of 2023. Oil prices continue to be impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. Average natural gas prices during 2024 have decreased compared to average prior year natural gas prices. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitics, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity with 2024 having experienced negative Waha natural gas prices throughout much of the year. Midstream infrastructure is currently being developed by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

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

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$76.43	$82.25	$78.58	$77.27
Henry Hub average price per mmbtu	$2.11	$2.59	$2.11	$2.46
Waha Hub natural gas average price per mmbtu	$(0.50)	$2.04	$(0.02)	$1.73

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	683	640	655	641
Average monthly horizontal wells drilled	492	514	506	536
Average weekly horizontal rig count	294	314	299	330
DUCs as of September 30 for each applicable year	4,491	4,857	4,491	4,857

Total Average US weekly horizontal rig count (2)	521	578	560	642

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and nine months ended September 30, 2024 and 2023. While average oil prices for the nine months ended September 30, 2024 have increased slightly compared to the same period in 2023, average oil prices for the three months ended September 30, 2024 have decreased compared to the same period of 2023. Natural gas prices for the three and nine months ended September 30, 2024 have declined compared to the same period last year. E&P companies broadly continue to deploy capital at a measured pace as drilling and development activities across the Permian Basin have remained strong overall. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our levels of liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We had no debt, credit facilities or any off-balance sheet arrangements, as of September 30, 2024.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target cash and cash equivalents balance of approximately $700 million. Above this target, we will seek to deploy the majority of our free cash flow towards additional dividends and share repurchases. As of September 30, 2024, we had cash and cash equivalents of $533.9 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to repurchase our common stock, par value $0.01 per share (the “Common Stock”), subject to market conditions, to pay dividends subject to the discretion of our board of directors (the “Board”), for potential acquisitions and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Return of Capital to Shareholders

During the nine months ended September 30, 2024, we paid total dividends to our stockholders of $310.6 million, consisting of special cash dividends of $10.00 per share of Common Stock and regular quarterly cash dividends of $1.17 per share of Common Stock. In addition, during the nine months ended September 30, 2024, we repurchased $22.7 million of our Common Stock (including share repurchases not settled at the end of the period).

Acquisition Activity

We completed two separate acquisitions in August 2024, each in an all-cash transaction. We acquired mineral interests across approximately 4,106 NRA located in Culberson County, Texas for a purchase price of $120.3 million, net of post-close adjustments. The acquisition was completed in conjunction with Brigham Royalties Fund I Holdco, L.L.C., a subsidiary of Brigham Royalties, in an arms-length transaction with an unaffiliated seller. See further discussion of this acquisition in Note 6, “Oil and Gas Royalty Interests.” The acquired mineral interests overlap with existing TPL royalty acreage. Additionally, we acquired 4,120 surface acres in Martin County, Texas along with other surface-related tangible and intangible assets in a business combination for total consideration of $45.0 million. See further discussion of this acquisition in Note 3, “Assets Acquired in a Business Combination.”

On October 2, 2024, we acquired approximately 7,490 NRA located primarily in the Midland Basin in Martin, Midland and other counties, with over 80% of the acquired interests adjacent to or overlapping existing TPL surface and royalty acreage for cash consideration of $276.4 million, $43.0 million of which was held in escrow as of September 30, 2024.

Development of Innovative Solutions for Produced Water and Capital Expenditures

In May 2024, we announced our progress towards developing innovative solutions for produced water in the Permian Basin. Over the last few years, we have been working with a leading industrial technology and manufacturing firm to develop an energy-efficient desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian Basin generating approximately 18 million barrels of produced water per day, we believe this technology would provide an attractive and critical alternative to subsurface injection. We have successfully tested a pilot program in our research and development lab, and we are now working towards the next phase of constructing a facility with an initial capacity of 10,000 barrels of water per day. We filed a patent application for the desalination and treatment process and have secured exclusive use-rights for the equipment towards produced water applications. We are also in commercial discussions with the some of the largest, most active oil and gas upstream operators as we look to provide critical, technology-driven solutions while also optimizing our economic interests and limiting capital expense. During the nine months ended September 30, 2024, we have spent $5.3 million on this new energy-efficient desalination and treatment process and equipment, of which $3.4 million was capitalized.

Additionally, during the nine months ended September 30, 2024, we invested approximately $18.4 million to maintain and/or enhance our water sourcing assets.

Cash Flows from Operating Activities

For the nine months ended September 30, 2024 and 2023, net cash provided by operating activities was $364.1 million and $306.9 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flows used in operations generally consist of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily driven by an increase in operating income and changes in working capital requirements during 2024 as compared to 2023.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2024 and 2023, net cash used in investing activities was $225.8 million and $55.9 million, respectively. Our cash flows used in investing activities are primarily related to acquisitions and capital expenditures related to our water services and operations segment. Our acquisitions may include land, royalty interests and other similar tangible and intangible assets.

For the nine months ended September 30, 2024 and 2023, the cash flows used for acquisitions, including a deposit for an acquisition, totaled $209.3 million and $45.3 million, respectively. For further information regarding acquisitions during the three months ended September 30, 2024 and thereafter, see “Acquisition Activity” above. Capital expenditures for the nine months ended September 30, 2024 and 2023 were $22.0 million and $10.4 million, respectively.

Cash Flows Used in Financing Activities

For the nine months ended September 30, 2024 and 2023, net cash used in financing activities was $335.0 million and $108.6 million, respectively. Our cash flows used in financing activities primarily consist of activities that return capital to our stockholders, such as payments of dividends and repurchases of our Common Stock.

During the nine months ended September 30, 2024 and 2023, we paid total dividends of $310.6 million and $75.0 million, respectively. During the nine months ended September 30, 2024 and 2023, we repurchased $22.7 million and $32.2 million of our Common Stock, respectively (including share repurchases not settled at the end of the period).

Results of Operations - Consolidated

The following table shows our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Oil and gas royalties	$94,444	$87,102	$276,377	$258,644
Water sales	36,211	26,422	113,987	85,799
Produced water royalties	27,727	20,849	76,034	61,824
Easements and other surface-related income	14,280	18,188	51,496	51,865
Land sales	901	5,406	2,145	6,806
Total revenues	173,563	157,967	520,039	464,938

Expenses:
Salaries and related employee expenses	14,030	11,499	39,262	32,688
Water service-related expenses	11,731	8,553	36,767	24,496
General and administrative expenses	4,029	3,859	12,626	10,738
Legal and professional fees	8,316	1,689	14,680	28,471
Ad valorem and other taxes	2,189	1,781	5,990	5,425
Land sales expenses	175	44	425	49
Depreciation, depletion and amortization	5,762	3,584	13,695	10,881
Total operating expenses	46,232	31,009	123,445	112,748

Operating income	127,331	126,958	396,594	352,190

Other income, net	8,086	7,979	31,249	20,239
Income before income taxes	135,417	134,937	427,843	372,429
Income tax expense	28,823	29,363	92,243	79,894
Net income	$106,594	$105,574	$335,600	$292,535

For the Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

Consolidated Revenues and Net Income:

Total revenues increased 9.9%, to $173.6 million for the three months ended September 30, 2024 compared to $158.0 million for the three months ended September 30, 2023. This increase in total revenues was principally related to a $9.8 million increase in water sales, a $7.3 million increase in oil and gas royalty revenue, and a $6.9 million increase in produced water royalties, partially offset by a decrease in easements and other surface-related income and land sales over the same period. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $106.6 million for the three months ended September 30, 2024 was slightly higher than the comparable period of 2023 as a result of an increase in total revenues, partially offset by an increase in operating expenses, as discussed below.

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $14.0 million for the three months ended September 30, 2024 compared to $11.5 million for the comparable period of 2023. The number of employees increased from 101 as of September 30, 2023 to 110 as of September 30, 2024, which, when coupled with market compensation adjustments effective at the beginning of 2024, resulted in increased salary and related employee expenses for the three months ended September 30, 2024 compared to the same period of 2023. Additionally, contract labor expense for the three months ended September 30, 2024 increased over the same period of 2023, principally as a result of the 37.0% increase in water sales over the same respective periods.

Water service-related expenses. Water service-related expenses increased $3.2 million to $11.7 million for the three months ended September 30, 2024 compared to the same period of 2023. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the three months ended September 30, 2024 compared to the same period of 2023 was principally related to a 37.0% increase in water sales due to increased volumes.

Legal and professional fees. Legal and professional fees were $8.3 million for the three months ended September 30, 2024 compared to $1.7 million for the comparable period of 2023. During the three months ended September 30, 2024, the Company incurred additional consulting and legal fees related to the Company’s 2024 annual meeting of stockholders, including fees incurred in connection with the preparation of the related proxy statement and addressing stockholder proposals and director nominations from unaffiliated stockholders who ultimately determined to withdraw their director nominations shortly before the filing of the Company’s proxy statement for the Company’s 2024 annual meeting of stockholders.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $5.8 million for the three months ended September 30, 2024 compared to $3.6 million for the comparable period of 2023. The increase was principally due to depletion expense associated with royalty interests acquired in August 2024, as discussed further above under “Liquidity and Capital Resources — Acquisition Activity.”

For the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

Consolidated Revenues and Net Income:

Total revenues increased to $520.0 million for the nine months ended September 30, 2024 compared to $464.9 million for the nine months ended September 30, 2023. This increase in total revenues was principally due to a $28.2 million increase in water sales, a $17.7 million increase in oil and gas royalty revenue, and a $14.2 million increase in produced water royalties compared to the same period of 2023. These revenue increases were partially offset by a decrease of $4.7 million in land sales. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $335.6 million for the nine months ended September 30, 2024 was 14.7% higher than the comparable period of 2023, principally as a result of the increase in revenues discussed above.

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $39.3 million for the nine months ended September 30, 2024 compared to $32.7 million for the same period of 2023. The number of employees increased from 101 as of September 30, 2023 to 110 as of September 30, 2024, which, when coupled with market compensation adjustments effective at the beginning of 2024, resulted in increased salary and related employee expenses for the nine months ended September 30, 2024 compared to the same period of 2023. Additionally, contract labor expenses for the nine months ended September 30, 2024 increased over the same period of 2023, principally as a result of the 32.9% increase in water sales over the same respective periods.

Water service-related expenses. Water service-related expenses increased $12.3 million to $36.8 million for the nine months ended September 30, 2024 compared to the same period of 2023. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the nine months ended September 30, 2024 was principally related to a 32.9% increase in water sales over the same period of 2023, primarily as a result of increased customer volumes. Research and development expenses related to development of a new energy-efficient method of produced water desalination and treatment were $1.9 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. For further discussion of this new treatment method, see “Liquidity and Capital Resources — Development of Innovative Solutions for Produced Water and Capital Expenditures.”

General and administrative expenses. General and administrative expenses increased $1.9 million to $12.6 million for the nine months ended September 30, 2024 compared to the same period of 2023. During the nine months ended September 30, 2024, stock awards that were vested in full on the grant date were granted to members of the Board which resulted in immediate recognition of the fair value of the awards on the date of grant. See further discussion of this change in Note 8, “Share-Based Compensation” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The increased Board compensation expense for the nine months ended September 30, 2024 resulting from this policy change is a one-time event. Additionally, expenses for corporate insurance, resulting from increased coverages and insurance rates, and technology applications for the nine months ended September 30, 2024 increased over the same period of 2023.

Legal and professional fees. Legal and professional fees were $14.7 million for the nine months ended September 30, 2024 compared to $28.5 million for the same period of 2023. The decrease in legal and professional fees was principally related to a reduction in legal expenses associated with stockholder matters that occurred during the prior year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $13.7 million for the nine months ended September 30, 2024 compared to $10.9 million for the nine months ended September 30, 2023. The increase is principally due to additional depletion expense associated with royalty interests acquired in August 2024 and additional amortization expense associated with intangible assets acquired in August 2023 and August 2024.

Other income, net. Other income, net was $31.2 million and $20.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in other income, net was primarily related to increased interest income earned on our cash balances during the nine months ended September 30, 2024 resulting from higher cash balances and interest rates during the period. Additionally, during the nine months ended September 30, 2024, we received $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year.

Total income tax expense. Total income tax expense was $92.2 million and $79.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in income tax expense was primarily related to increased operating income resulting from increased consolidated revenues.

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 14, “Business Segment Reporting” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our results of operations for the three and nine months ended September 30, 2024 continued to benefit from activity in the Permian Basin. Our oil and gas royalty revenues increased for the three and nine months ended September 30, 2024 due to increased royalty production. Additionally, revenues derived from water sales and produced water royalties for the three and nine months ended September 30, 2024 were also positively impacted by our active management of our surface and royalty interests in recent years.

For the Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended September 30,
	2024		2023
Revenues:
Land and resource management:
Oil and gas royalties	$94,444	54%	$87,102	56%
Easements and other surface-related income	11,303	7%	17,425	11%
Land sales	901	—%	5,406	3%
Total land and resource management revenue	106,648	61%	109,933	70%

Water services and operations:
Water sales	36,211	21%	26,422	17%
Produced water royalties	27,727	16%	20,849	13%
Easements and other surface-related income	2,977	2%	763	—%
Total water services and operations revenue	66,915	39%	48,034	30%
Total consolidated revenues	$173,563	100%	$157,967	100%

Net income:
Land and resource management	$71,870	67%	$82,884	79%
Water services and operations	34,724	33%	22,690	21%
Total consolidated net income	$106,594	100%	$105,574	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $3.3 million to $106.6 million for the three months ended September 30, 2024 as compared to the same period of 2023. The decrease in Land and Resource Management segment revenues was related to a $6.1 million decrease in easements and other surface-related income and a $4.5 million decrease in land sales, partially offset by a $7.3 million increase in oil and gas royalty revenue for the three months ended September 30, 2024 compared to the same period of 2023.

Oil and gas royalties. Oil and gas royalty revenue was $94.4 million for the three months ended September 30, 2024 compared to $87.1 million for the three months ended September 30, 2023, an increase of $7.3 million. Our share of production increased to 28.3 thousand barrels of oil equivalent (“Boe”) per day for the three months ended September 30, 2024 compared to 21.8 thousand Boe per day for the same period of 2023. The average realized price decreased 16.2% to $38.04 per Boe for the three months ended September 30, 2024 from $45.41 per Boe for the three months ended September 30, 2023.

The financial and operational data by royalty stream is presented in the table below for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Our share of production volumes (1):
Oil (MBbls)	1,046	850
Natural gas (MMcf)	4,654	3,316
NGL (MBbls)	779	606
Equivalents (MBoe)	2,600	2,009
Equivalents per day (MBoe/d)	28.3	21.8

Oil and gas royalty revenue (in thousands):
Oil royalties	$75,427	$66,892
Natural gas royalties	4,201	8,479
NGL royalties	14,816	11,731
Total oil and gas royalties	$94,444	$87,102

Realized prices:
Oil ($/Bbl)	$75.53	$82.45
Natural gas ($/Mcf)	$0.98	$2.76
NGL ($/Bbl)	$20.57	$20.91
Equivalents ($/Boe)	$38.04	$45.41

(1)Commonly used definitions in the oil and gas industry not previously defined: MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Easements and other surface-related income. Easements and other surface-related income was $11.3 million for the three months ended September 30, 2024, a decrease of $6.1 million compared to $17.4 million for the three months ended September 30, 2023. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The decrease in easements and other surface-related income was principally related to decreases of $3.4 million in pipeline easements and $2.3 million in wellbore easements for the three months ended September 30, 2024 compared to the same period of 2023. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the three months ended September 30, 2024.

Net income. Net income for the Land and Resource Management segment decreased 13.3% to $71.9 million for the three months ended September 30, 2024 compared to $82.9 million for the three months ended September 30, 2023. Segment operating income decreased $13.1 million for the three months ended September 30, 2024 compared to the same period of 2023, driven by a $6.6 million increase in legal and professional fees and a $3.3 million decrease in segment revenues. Expenses are discussed further above under “Results of Operations - Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 39.3% to $66.9 million for the three months ended September 30, 2024 as compared to revenues of $48.0 million for the same period of 2023. The increase in Water Services and Operations segment revenues was principally due to an increase of $9.8 million in water sales revenue and $6.9 million in produced water royalties. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $9.8 million to $36.2 million for the three months ended September 30, 2024, compared to the same period of 2023. The growth in water sales was principally due to an increase of 32.1% in water sales volumes for the three months ended September 30, 2024, compared to the same period of 2023.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $27.7 million for the three months ended September 30, 2024 compared to $20.8 million for the same period in 2023. This increase was principally due to increased produced water volumes for the three months ended September 30, 2024 compared to the same period of 2023.

Net income. Net income for the Water Services and Operations segment was $34.7 million for the three months ended September 30, 2024 compared to $22.7 million for the three months ended September 30, 2023. Segment operating income increased $13.5 million for the three months ended September 30, 2024 compared to the same period of 2023. The increase was principally due to the $18.9 million increase in segment revenues, partially offset by the $3.2 million increase in water service-related expenses. Expenses are discussed further above under “Results of Operations - Consolidated.”

For the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Nine Months Ended September 30,
	2024		2023
Revenues:
Land and resource management:
Oil and gas royalties	$276,377	54%	$258,644	56%
Easements and other surface-related income	43,643	8%	49,826	11%
Land sales	2,145	—%	6,806	1%
Total land and resource management revenue	322,165	62%	315,276	68%

Water services and operations:
Water sales	113,987	22%	85,799	19%
Produced water royalties	76,034	15%	61,824	13%
Easements and other surface-related income	7,853	1%	2,039	—%
Total water services and operations revenue	197,874	38%	149,662	32%
Total consolidated revenues	$520,039	100%	$464,938	100%

Net income:
Land and resource management	$232,970	69%	$217,860	74%
Water services and operations	102,630	31%	74,675	26%
Total consolidated net income	$335,600	100%	$292,535	100%

Land and Resource Management

Land and Resource Management segment revenues were $322.2 million for the nine months ended September 30, 2024 compared to $315.3 million for the comparable period of 2023. The increase in Land and Resource Management segment revenues was principally due to the $17.7 million increase in oil and gas royalty revenue, partially offset by decreases of $6.2 million and $4.7 million in easements and other surface-related income and land sales, respectively, for the nine months ended September 30, 2024 compared to the same period of 2023.

Oil and gas royalties. Oil and gas royalty revenue was $276.4 million for the nine months ended September 30, 2024 compared to $258.6 million for the nine months ended September 30, 2023, an increase of $17.7 million. Oil and gas royalties for the nine months ended September 30, 2023 included an $8.7 million recovery with an operator with respect to unpaid oil and gas royalties for older production periods. Excluding the impact of the $8.7 million recovery on 2023 revenue, oil and gas royalties for the nine months ended September 30, 2024 increased $26.4 million over the nine months ended September 30, 2023 due to higher production volumes and average oil and NGL realized prices over the same periods. Our share of production increased to 26.0 thousand Boe per day for the nine months ended September 30, 2024 compared to 22.6 thousand Boe per day for the same period of 2023. The average realized prices decreased to $40.60 per Boe for the nine months ended September 30, 2024 from $42.49 per Boe for the same period of 2023.

The table below provides financial and operational data by royalty stream for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023 (1)
Our share of production volumes:
Oil (MBbls)	3,003	2,642
Natural gas (MMcf)	12,312	10,405
NGL (MBbls)	2,073	1,784
Equivalents (MBoe)	7,128	6,160
Equivalents per day (MBoe/d)	26.0	22.6

Oil and gas royalty revenue (in thousands):
Oil royalties	$222,788	$193,969
Natural gas royalties	13,630	$23,210
NGL royalties	39,959	$32,800
Total oil and gas royalties	$276,377	$249,979

Realized prices:
Oil ($/Bbl)	$77.68	$76.88
Natural gas ($/Mcf)	$1.20	$2.41
NGL ($/Bbl)	$20.84	$19.88
Equivalents ($/Boe)	$40.60	$42.49

(1)The metrics and dollars provided for the nine months ended September 30, 2023 exclude the impact of the $8.7 million settlement of oil and gas royalties discussed above.

Easements and other surface-related income. Easements and other surface-related income was $43.6 million for the nine months ended September 30, 2024, a decrease of $6.2 million compared to $49.8 million for the nine months ended September 30, 2023. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The decrease in easements and other surface-related income is principally related to a decrease of $4.7 million in wellbore easements for the nine months ended September 30, 2024 compared to the same period of 2023. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” above for additional discussion of development activity in the Permian Basin during the nine months ended September 30, 2024.

Land sales. Land sales were $2.1 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, we sold 91 acres of land for an aggregate sales price of $2.1 million. For the nine months ended September 30, 2023, we sold 18,061 acres of land for an aggregate sales price of $6.8 million.

Net income. Net income for the Land and Resource Management segment increased $15.1 million to $233.0 million for the nine months ended September 30, 2024 compared to $217.9 million for the nine months ended September 30, 2023.

Segment operating income increased $14.3 million for the nine months ended September 30, 2024 compared to the same period of 2023, largely driven by a $13.7 million decrease in legal and professional fees. Expenses are discussed further above under “Results of Operations - Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 32.2% to $197.9 million for the nine months ended September 30, 2024 as compared to revenues of $149.7 million for the same period of 2023. The increase in Water Services and Operations segment revenues was principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $28.2 million, or 32.9% to $114.0 million for the nine months ended September 30, 2024 compared to the same period of 2023. The growth in water sales was principally due to an increase of 27.6% in water sales volumes for the nine months ended September 30, 2024 compared to the same period of 2023.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any salt water disposal wells. Produced water royalties were $76.0 million for the nine months ended September 30, 2024 compared to $61.8 million for the comparable period of 2023. This increase in produced water royalties was principally due to increased produced water volumes for the nine months ended September 30, 2024 compared to the same period of 2023.

Easements and other surface-related income. Easements and other surface-related income was $7.9 million for the nine months ended September 30, 2024, an increase of $5.8 million compared to $2.0 million for the nine months ended September 30, 2023. The increase in easements and other surface-related income primarily related to an increase in temporary permits for sourced water lines for the nine months ended September 30, 2024 compared to the same period in 2023.

Net income. Net income for the Water Services and Operations segment was $102.6 million for the nine months ended September 30, 2024 compared to $74.7 million for the nine months ended September 30, 2023. Segment operating income increased $30.1 million for the nine months ended September 30, 2024 compared to the same period of 2023. The increase was principally due to a $48.2 million increase in segment revenues, partially offset by a $12.3 million increase in water service-related expenses. Expenses are discussed further above under “Results of Operations - Consolidated.”

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

EBITDA, Adjusted EBITDA and Free Cash Flow

EBITDA is a non-GAAP financial measurement of earnings before interest expense, taxes, depreciation, depletion and amortization. Its purpose is to highlight earnings without finance, taxes, and depreciation, depletion and amortization expense, and its use is limited to specialized analysis. We calculate Adjusted EBITDA as EBITDA plus employee share-based compensation. Its purpose is to highlight earnings without non-cash activity such as share-based compensation and other non-recurring or unusual items, if applicable. We calculate Free Cash Flow as Adjusted EBITDA less current income tax expense and capital expenditures. Its purpose is to provide an additional measure of operating performance. We have presented EBITDA, Adjusted EBITDA and Free Cash Flow because we believe that these metrics are useful supplements to net income in analyzing the Company's operating performance. Our definitions of EBITDA, Adjusted EBITDA and Free Cash Flow may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and Free Cash Flow for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$106,594	$105,574	$335,600	$292,535
Add:
Income tax expense	28,823	29,363	92,243	79,894
Depreciation, depletion and amortization	5,762	3,584	13,695	10,881
EBITDA	141,179	138,521	441,538	383,310
Add:
Employee share-based compensation	2,935	2,502	7,855	7,217
Adjusted EBITDA	144,114	141,023	449,393	390,527
Less:
Current income tax expense	(27,416)	(29,724)	(90,080)	(80,928)
Capital expenditures	(9,833)	(5,243)	(21,994)	(10,387)
Free Cash Flow	$106,865	$106,056	$337,319	$299,212

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Consolidated Financial Statements included in our 2023 Annual Report filed with the SEC on February 21, 2024.

There have been no material changes to our critical accounting policies or in the estimates and assumptions underlying those policies, from those provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information related to market risk of the Company disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” set forth in the 2023 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control of Financial Reporting

There have been no changes during the quarter ended September 30, 2024 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company repurchased shares of its Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2024	2,772	$791	2,772
August 1 through August 31, 2024	2,656	824	2,656
September 1 through September 30, 2024	1,959	864	1,959
Total	7,387	$822	7,387	$184,886,976

(1)On November 1, 2022, our Board approved a stock repurchase program to purchase up to an aggregate of $250.0 million of our outstanding Common Stock effective beginning January 1, 2023. The Company intends to purchase Common Stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Exchange Act, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and will be subject to market conditions, applicable legal requirements and other factors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted as Inline iXBRL.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	November 6, 2024	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	November 6, 2024	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer