Form 10-K
period 2024-12-31
Texas Pacific Land Corp
filed 2025-02-19
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day (June 28, 2024) of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was approximately $10.9 billion.

As of February 12, 2025, there were 22,984,798 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
 None

TEXAS PACIFIC LAND CORPORATION

PART I

Statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects” and “believes,” or similar expressions or the negative of such terms, when used in this Annual Report on Form 10-K or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us, and speak only, as of the date this Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business.

General

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL,” the “Company,” “our,” “we,” or “us”) is a Delaware Corporation and one of the largest landowners in the State of Texas with approximately 873,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 16,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 207,000 NRA, principally concentrated in the Permian Basin.

The Company was originally organized as Texas Pacific Land Trust (the “Trust”) under a Declaration of Trust, dated February 1, 1888 (the “Declaration of Trust”), to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. The Declaration of Trust provided for the appointment of trustees (the “Trustees”) to manage the assets of the Trust with all of the powers of an absolute owner. On January 11, 2021, the Trust completed its reorganization from a business trust, Texas Pacific Land Trust, into Texas Pacific Land Corporation, a corporation formed and existing under the laws of the State of Delaware (“the “Corporate Reorganization”).

Our surface and royalty ownership provide revenue opportunities throughout the oil and gas development value chain. While we are not an oil and gas producer, we benefit from various revenue sources throughout the life cycle of a well. During the initial development phase whereby infrastructure for oil and gas development is constructed, we receive fixed fee payments for use of our land and revenue for sales of materials (caliche) used in the construction of the infrastructure. During the drilling and completion phase, we generate revenue for providing sourced water and/or treated produced water, fixed fee payments for use of our land and revenue related to the sale of sand to operators. During the production phase, we receive revenue from our oil and gas royalty interests and revenue related to saltwater disposal on our land. In addition, we generate revenue from pipeline, power line and utility easements, commercial leases and temporary permits principally related to a variety of land uses, including, but not limited to, midstream infrastructure projects and processing facilities as hydrocarbons are processed and transported to market. Additionally, as a result of an acquisition in 2024, we have recently begun receiving commercial revenue related to a nonhazardous oilfield solids waste disposal site. See further discussion in Note 3, “Assets Acquired in a Business Combination” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Our mission is to pursue a thoughtful, long-term approach towards optimizing and building upon the commercial and environmental virtues of our extensive lands and resources. We have a long history of responsible management of our legacy assets, and in recent years, we have expanded our business strategy to generate incremental revenue streams that take advantage of our vast surface and royalty footprint, such as our investments in the Water Services and Operations business segment. Beyond our current businesses, we continue to explore new opportunities related to renewable energy, environmental sustainability, and technology, among others, that can leverage our existing legacy surface and royalty assets. Our business model emphasizes high cash flow margins and relatively low ongoing capital expenditure requirements, and we expect new opportunities to generally align with these priorities. We remain focused on optimizing long-term value creation and profitability, fostering responsible stewardship of our assets, providing quality customer service, and engaging with and advocating for employee and stakeholder interests.

Recent Developments

Common Stock Split

On March 26, 2024, we effected a three-for-one stock split in the form of a stock dividend of two additional shares of common stock, par value $0.01 per share (“Common Stock”), for every share of Common Stock outstanding to stockholders of record as of March 18, 2024. All shares, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and per share information have been retroactively adjusted to reflect the stock split. The shares of Common Stock retained a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common Stock” on our consolidated balance sheets.

Acquisition Activity During 2024

In August 2024, we acquired 4,120 surface acres in Martin, County, Texas along with other surface-related tangible and intangible assets from an unaffiliated seller, for total cash consideration of $45.0 million, of which $20.4 million represented assets acquired for the Land and Resource Management segment with the remaining $24.6 million of assets acquired for the Water Services and Operations segment. In addition to surface acres, we acquired water sourcing assets and other contractual rights including a contractual right to a 7.5% royalty on revenue generated from a nonhazardous oilfield solids waste disposal site. These assets generate revenue streams across both segments including water sales, produced water royalties, and other surface related (“SLEM”) revenue and provide additional commercial growth opportunities for us to expand water sourcing and produced water opportunities to both new and existing customers. See further discussion of this acquisition in Note 3, “Assets Acquired in a Business Combination” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Also in August 2024, we acquired mineral interests across 4,106 NRA located in Culberson County, Texas for a purchase price of $120.3 million, net of post-closing adjustments. The acquisition was completed in conjunction with Brigham Royalties Fund I Holdco, L.L.C., a subsidiary of Brigham Royalties, LLC (“Brigham Royalties”) in an arms-length transaction with an unaffiliated seller. See further discussion of this acquisition in Note 4, “Oil and Gas Royalty Interests” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.” The acquired mineral interests overlap with existing TPL royalty acreage.

In October 2024, we acquired 7,490 NRA located primarily in the Midland Basin in Martin, Midland and other counties in Texas and New Mexico, with over 80% of the acquired interests adjacent to or overlapping existing TPL surface and royalty acreage for cash consideration of $275.2 million, net of post-closing adjustments.

Business Segments

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. Our segments enable the alignment of strategies and objectives of the Company and provide a framework for timely and rational allocation of resources within businesses. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15, “Business Segment Reporting” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Land and Resource Management

Our Land and Resource Management segment encompasses the business of managing our approximately 873,000 surface acres of land and approximately 207,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements, commercial leases and renewables, and land and material sales.

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

Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements, and subsurface wellbore easements. Easements typically have a 30-plus year term but subsequently renew every 10 years with an additional payment. In addition to easements, we also receive revenues from other surface-related operations on our land, including but not limited to, commercial leases, well development and material sales. Commercial lease revenue is derived primarily from processing, storage and compression facilities, and roads. Material sales include caliche, sand, and other material sales to operators. Caliche is used in the construction of oil and gas-related infrastructure, and sand is utilized for completion operations. Additionally, as a result of an acquisition in 2024, we have recently begun generating commercial revenue related to a nonhazardous oilfield solids waste disposal site. See the discussion of acquisition activity above for additional information.

In recent years, we have entered into agreements with third parties related to renewables and various “next generation” opportunities that will potentially utilize TPL’s surface assets. These agreements include the evaluation of grid-connected batteries, studies on carbon capture and sequestration, and development of bitcoin mining facilities, among other opportunities. Generally, these projects are structured with multi-year terms that allow for feasibility and/or commercial suitability and revenue arrangements that provide royalty, fee, profit sharing, lease and/or rental payments, though contractual terms and timing for commercial operations will vary by project. We do not anticipate these agreements will have a significant impact on our revenues in the short-term but do have the potential to contribute meaningfully to our revenues in the longer term.

As a significant landowner, we also generate revenue from land sales. From time to time, we receive offers from third parties to acquire tracts of our land. Sales demand and related sale prices of particular tracts of land are influenced by many factors, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses.

Operations

Revenues from the Land and Resource Management segment for the last three years were as follows (dollars presented in thousands):

	Years Ended December 31,
	2024		2023		2022
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Oil and gas royalties	$373,331	53%	$357,394	57%	$452,434	68%
Easements and other surface-related income	63,074	9%	67,905	11%	44,860	7%
Land sales	4,388	1%	6,806	1%	9,681	1%
Total Revenue – Land and Resource Management segment	$440,793	63%	$432,105	69%	$506,975	76%

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations” for a discussion of our segment-level financial results.

Oil and Gas Activity for the Year Ended December 31, 2024

For the year ended December 31, 2024, our share of crude oil, natural gas and natural gas liquid (“NGL”) production was 26.8 thousand barrels of oil equivalent (“Boe”) per day compared to 23.5 thousand Boe per day for the same period of 2023. The average realized price was $39.87 per Boe for the year ended December 31, 2024, a decrease of 6.4% compared to the average realized price of $42.58 per Boe for the same period of 2023.

There are a number of oil and gas wells in which we have royalty interests that have been permitted but are still awaiting drilling and completion activity. In addition, we have also identified oil and gas wells in which we have a royalty interest that have been drilled but are not yet completed (“DUC”). These permitted and DUC wells represent potential near-term candidates for further development by operators towards ultimately being placed into production. We have identified 506 permitted gross wells (an estimated 6.4 net wells) and 793 DUC wells (an estimated 13.2 net wells) subject to our royalty interest as of December 31, 2024. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion.

Competition

Our Land and Resource Management segment has few direct peers, in that it sells, leases and generally manages land owned by the Company and, as such, any owner of property located in areas comparable to the Company is a potential competitor. The Company’s sizable land ownership of approximately 873,000 surface acres and commercial sophistication is unique, as neighboring landowners tend to own substantially smaller land positions and/or do not possess the commercial expertise to maximize business opportunities.

Water Services and Operations

Our Water Services and Operations segment encompasses the business of providing full-service water offerings to operators in the Permian Basin through our wholly-owned subsidiary, Texas Pacific Water Resources LLC (“TPWR”).

These full-service water offerings include, but are not limited to, water sourcing, produced-water treatment, infrastructure development, and disposal solutions. We are committed to sustainable water development. Our significant surface ownership in the Permian Basin provides TPWR with a unique opportunity to provide multiple full-service water offerings to operators.

The revenue streams of this segment principally consist of revenue from sales of sourced and treated water as well as revenue from produced water royalties. Energy businesses use water for their oil and gas projects, including new drilling and completion operations, while service businesses (i.e., water management service companies) operate water facilities to sell water to, and dispose of produced water of, energy businesses.

Operations

Revenues from our Water Services and Operations segment for the last three years were as follows (dollars presented in thousands):

	Years Ended December 31,
	2024		2023		2022
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Water sales	$150,724	21%	$112,203	18%	$84,725	13%
Produced water royalties	104,123	15%	84,260	13%	72,234	11%
Easements and other surface-related income	10,183	1%	3,027	—%	3,488	—%
Total Revenue – Water Services and Operations segment	$265,030	37%	$199,490	31%	$160,447	24%

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations” for a discussion of our segment-level operating results.

Activity for the year ended December 31, 2024

The increase in water sales during 2024 compared to 2023 is principally due to a 31.0% increase in water sales volumes over the same period.

In May 2024, we announced our progress towards developing new solutions for produced water in the Permian Basin. Over the last few years, we have been working with a leading industrial technology and manufacturing firm to develop an energy-efficient desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian Basin generating approximately 19 million barrels of produced water per day, we believe this technology would provide an attractive and critical alternative to subsurface injection. We filed a patent application for the desalination and treatment process and have secured exclusive use-rights for the equipment geared towards produced water applications. We have successfully tested a pilot program in our research and development lab. Construction has begun on a sub-scale produced water desalination test facility with an initial capacity of 10,000 barrels of produced water per day, and we anticipate construction to be completed during 2025. We are also in commercial discussions with oil and gas upstream operators as we look to provide critical, technology-driven solutions while also optimizing our economic interests and limiting capital outlay. During the year ended December 31, 2024, we spent $9.9 million on this new energy-efficient desalination and treatment process and equipment, of which $7.4 million was capitalized.

Additionally, during 2024, we invested $21.7 million in TPWR projects to maintain and/or enhance water sourcing assets.
Competition

While there is competition in the water service business in the Permian Basin, we believe our position as a significant landowner of approximately 873,000 surface acres gives us a distinct advantage over our competitors who must negotiate with existing landowners to source water and then for the right of way to deliver the water to the end user.

Major Customers

The chart below depicts our total revenues and revenues from customers representing 10% or more of our 2024 consolidated revenues:

100%
100%
80%
60%
40%
20%
—%
19%
12%
10%
Texas Pacific Land Coporation
Occidental Petroleum Corporation
Chevron Corporation
ConocoPhillips
Oil and gas royalties
Water sales
Produced water royalties
Easements and other Surface-related income
Land sales and other operating revenue

While approximately 41% of our 2024 revenue was derived from only three customers, two of these customers are in the top 10, and the remaining customer is in the top 50, energy companies in the world based on market capitalization, and we believe each of them is a strong and reliable operator. Given their major presence in the Permian Basin and our significant surface lands in the same area, the high concentration of business with these three customers is expected. Further, the choice of whom we do business with largely depends on location of mineral royalties and surface rights on or near our assets and consists of a limited universe of oil and gas companies who operate in the Permian Basin.

Seasonality

While our business is not seasonal in nature, as that term is generally understood, revenue from oil and gas royalties may fluctuate from period to period based upon market prices for oil and gas and production decisions made by the operators. Our other revenue streams, which include, but are not limited to, water sales and royalties, easements and other surface related income and sales of land, may also fluctuate from period to period. In addition, our results are generally dependent on the decisions and actions of third parties out of our ultimate control. As a consequence, the results of our operations for any particular period are not necessarily indicative of the results of operations for a full year.

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

Environmental Considerations

Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effect upon our business generally, including the capital expenditures, earnings and competitive position of the Company. To date, we have not been called upon to expend any material amount of funds for these purposes.

Environmental, Social and Governance (“ESG”)

Our current ESG disclosure is available at our website at www.TexasPacific.com. Our ESG disclosure has been prepared to align with the Sustainable Accounting Standards Board, the Global Reporting Initiative, and the Task Force on Climate Related Disclosures frameworks.

Integrating sustainability and ESG objectives is a priority for our Company. Our ESG strategy reflects its dedication to meeting tactical business priorities while managing the environmental impacts of its operations, maintaining principles for social responsibility, and upholding a commitment to strong corporate governance. Our ESG strategy is focused on the overarching priorities of environmental management, employee health and safety, workforce management and equality, community and landowner engagement, and strong corporate governance and ethics. We are committed to sustainability and responsible stewardship across all of our operations and land management activities.

As we do not produce oil or gas from the land from which our royalty revenue stream is derived, we developed our sustainability goals and partnership opportunities in consultation with the entities operating on our land. On the water solutions side of our business, we developed a tailored ESG program that addresses the ethical and responsible buildout of water assets and management of water as a natural resource. Our continued goal is an integrated and iterative approach to sustainable and responsible resource management.

Our ESG accomplishments include, but are not limited to:

•Increased the electrification of our water assets in an effort to reduce costs and mitigate our overall emission profile by reducing reliance on diesel generators. Cumulatively through December 31, 2024, we have spent $22.3 million of capital on electric infrastructure.

•Initiated energy tracking in 2020 to monitor and identify trends in energy consumption and sourcing.

•Prioritized the health and welfare of our workforce.

•Employed practices for the tracking and monitoring of all spills, regardless of whether they are within or outside of regulatory reporting requirements. We had zero spills of produced water in 2024, 2023, and 2022.

•Partnered with oil & gas operators on our surface estate to collectively discuss and manage ESG risks. Partnership opportunities included: developing renewable energy infrastructure across our land, developing water infrastructure to support the reuse and recycling of produced water—a critical response to climate change, partnering to develop new technologies that support emissions management, and more.

•Instituted a governance framework that includes oversight and stewardship of our ESG strategies. The Nominating and Corporate Governance Committee (the “Nominating and Corporate Governance Committee”) of our board of directors (“the Board”) reviews our policies and programs concerning corporate social responsibility, including ESG matters, with the support of the Audit Committee of the Board (“the “Audit Committee”) and the Compensation Committee of the Board (the “Compensation Committee”), where appropriate. The committees provide guidance to the Board and management with respect to trends and developments regarding environmental, social, governance, and political matters that could significantly impact the Company.

The disclosure denotes that our ESG strategy, including metrics and targets, is continuously reviewed and assessed annually to determine if updates or process improvements are needed.

Human Capital Resources

We believe we have a talented, motivated and dedicated team, and we are committed to supporting the development of our team members and continuously building on our strong culture. As of December 31, 2024, we had 111 full-time employees, of which 34 were employees of TPWR.

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

We have a goal of zero occupational injuries, illnesses and incidents in our workplace. To ensure that we protect our safety culture, we have in place a dedicated Health, Safety, and Environment Management team with substantial combined years of experience and have in-house authorized trainers for OSHA-required certified training, powered equipment training and PCE-safe land certificated training.

Available Information on our Website

We make available on our website at www.TexasPacific.com, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Such reports are also available at www.sec.gov. The information contained on our website is not part, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

An investment in our securities involves a degree of risk. The risks described below, and other risks noted throughout this Annual Report on Form 10-K, including those risks identified in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our stock could decline and you could lose part or all of your investment in our stock.

Risks Related to Our Business

Our oil and gas royalties are dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties that we receive are dependent upon the market prices for oil and gas, and decreases in such prices for oil and gas negatively impact the revenue realized on our oil and gas royalties. Reductions in market prices for oil and gas could also lead to decreased exploration and development activity by the operators of the properties on which we own oil and gas royalty interests, which could reduce our revenue potential with respect to such interests. Market prices for oil and gas are subject to US and global macroeconomic and geopolitical conditions and infrastructure and logistical constraints, amongst others, and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years due to supply and demand constraints, worldwide energy conservation measures, OPEC and OPEC+ actions, global conflicts in major oil producing regions, especially in Eastern Europe and the Middle East, and general economic cycles, among other factors. These events and conditions have, at times, resulted in a reduction of global economic activity and volatility in the global financial markets. The scale and duration of the impact of these factors remain unknowable but could lead to a decrease in our revenues and have a material impact on our business segments and earnings, cash flow and financial condition.

We are not an oil and gas producer. Our revenues from oil and gas royalties are subject to the actions of others.

We are not an oil and gas producer. Our oil and gas royalty revenue is derived primarily from perpetual non-participating oil and gas royalty interests that we have retained or acquired. As oil and gas wells age, their production capacity may decline absent additional investment. However, the owners and operators of the oil and gas wells make all decisions as to investments in, and production from, those wells and our royalties are dependent upon decisions made by those owners and operators, among other factors. Accordingly, a significant portion of our revenues is reliant on the management and actions of third parties, over whom we have no control. Such third parties may not take actions or make decisions that will be beneficial to us, which could result in adverse effects on our financial results and performance.

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

Demand for TPWR’s products and services is substantially dependent on demand and expenditures by our customers for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on our customers’ overall financial position, capital allocation priorities, and views of future oil and natural gas prices. Declines, as well as anticipated declines, in oil and gas prices have in the past resulted, and may in the future result, in lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment, or nonpayment, of amounts that are owed to us, which could in the future, adversely affect our earnings, cash flow and financial condition. The results of operations for the Water Services and Operations segment have been impacted from time to time by reduced development pacing and declines in expenditures by our customers in response to varying industry or global circumstances. Our results may continue to be impacted by producer discretion on development pacing and capital expenditures.

We face the risks of doing business in a new and rapidly evolving market for TPWR and may not be able to successfully address such risks and achieve acceptable levels of success or profits.

We have encountered and may continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets with respect to the business of TPWR, including, but not limited to:

•pricing pressure driven by new competition;

•volatile and/or unexpected operating and maintenance costs;

•lack of sufficient customers or loss of significant customers for the new line of business;

•increased regulation, including with respect to environmental and geological uses and impacts on industry operations; and

•uncertainty regarding outsourced third-parties providing water treatment services.

The impact of government regulation on TPWR could adversely affect our business.

The business of TPWR is subject to applicable state and federal laws and regulations, including laws and regulations on water use, environmental and safety matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning water wells and sourced water and treatment facilities and impact our customers’ ability to transport, store and/or dispose of produced water in certain locations. Due to increased seismicity in the Delaware and Midland Basins, the Texas Railroad Commission recently began implementing seismic response areas (“SRAs”) limiting the permitted capacity and use of certain saltwater disposal wells (“SWDs”) for the injection of produced water. The implementation of SRAs could limit the volume of produced water disposed on the Company’s surface within the SRAs or, in certain cases, could direct additional volumes of produced water to SWDs on the Company’s surface outside of SRAs. These limitations and/or redirections may require TPWR to adapt its business plans and could affect TPWR’s financial performance. We continue to actively engage with the Texas Railroad Commission and evaluate the potential effect of SRAs on our produced water royalties.

Our estimated proved developed producing reserves are based on many assumptions that may prove to be inaccurate. Any inaccuracies in these estimates or underlying assumptions may materially affect the quantities and present value of our reserves.

It is not possible to measure underground accumulations of oil, natural gas, and NGL with precision. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. In estimating our proved developed producing (“PDP”) reserves, we and Ryder Scott Company, L.P. ("Ryder Scott"), an independent third-party petroleum engineering firm, must make various assumptions with respect to many matters that may prove to be incorrect, including:

•future oil, natural gas, and NGL prices;

•unexpected complications from offset well development;

•production rates;

•reservoir pressures, decline rates, drainage areas and reservoir limits;

•interpretation of subsurface conditions including geological and geophysical data;

•potential for water encroachment or mechanical failures;

•levels and timing of capital expenditures, lease operating expenses, production taxes and income taxes, and availability of funds for such expenditures; and

•effects of government regulation.

If any of these assumptions prove to be incorrect, our estimates of PDP reserves, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.

Our historical estimates of proved, developed and producing reserves and related valuations as of December 31, 2024 were prepared by Ryder Scott, which conducted a well-by-well review of all wells in which we have a mineral or royalty interest for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Our reserve estimates could differ materially from those reserve estimates of operators developing on our acreage. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, may result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

Cyber incidents or attacks targeting the systems and infrastructure used by us, our operators, other third parties with whom we do business or the oil and gas industry in general may adversely impact our operations, and if we are unable to obtain and maintain adequate protection of our data, our business may be adversely impacted.

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and gas industry depends on digital technologies in exploration, development, production, and processing activities. Our technologies, systems and networks, and those of the operators on our properties and our vendors, suppliers and other business partners, have in certain instances been, and may in the future become, the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary, personal and other information, or other disruption of business activities. Even without a direct breach of our systems, cybersecurity attacks on such third parties could adversely impact our business and reputation. In addition, certain cyber incidents, such as surveillance, may remain undetected for some period of time.

While we utilize various systems, procedures and controls to mitigate exposure to cybersecurity attacks and prevent cybersecurity incidents, such systems, procedures and controls may be breached as a result of third-party action, employee error, third-party or employee malfeasance or otherwise. Globally, cybersecurity attacks are increasing in number, and the threat actors are increasingly organized and well financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts may create a heightened risk of cybersecurity attacks. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures.

Our cyber liability insurance coverage may not be sufficient or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may cover only a portion of losses incurred in investigating or remediating a cybersecurity incident, if at all, and may not cover all claims made against us. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Any actual or perceived cybersecurity incident could adversely affect our business, financial position or results of operations.

The loss of key members of our management team or difficulty attracting and retaining experienced technical personnel could reduce our competitiveness and prospects for future success.

The successful implementation of our strategies and handling of other issues integral to our future success depends, in part, on our experienced management team, including with respect to the business of TPWR. The loss of key members of our management team could have an adverse effect on our business. If we cannot retain our experienced personnel or attract additional experienced personnel, our ability to compete within our industry could be harmed.

We face direct and indirect supply chain risks that may adversely affect our business.

Our business could be negatively affected by supply shortages and/or price increases driven by the increased costs of materials and logistics as a result of macroeconomic conditions, including geopolitical conflicts, general inflationary pressures, labor shortages, part or equipment availability, manufacturing capacity, tariffs, trade disputes and barriers, natural disasters or pandemics and the effects of climate change. Supply shortages and/or price increases could lead to a reduction in revenues and an increase in our operating costs, which would have a material impact on our business segments and earnings, cash flow and financial condition.

Supply chain issues may disrupt the operations and development activities of operators on our land, upon whom a significant portion of our revenue relies, which could negatively affect our revenues from oil and gas royalties, easements and our water offerings. Supply chain issues could also lead to an increase in TPWR’s operating costs and disrupt its water sourcing and treatment operations, which could further negatively affect our revenues from our water offerings. TPWR has adapted lead times for ordering parts and equipment to mitigate supply chain issues in the past and will use its best efforts to adapt to additional supply chain issues in the future, but given the uncertainty surrounding the macroeconomic factors and geopolitical situation, supply chain issues may negatively affect our business operations in the future.

A third party has refused to continue to fulfill its obligations under existing arrangements to which the Trust was a party in connection with the completion of our Corporate Reorganization, and thereby may cause us to lose certain benefits that the Trust historically received.

The completion of the Corporate Reorganization implicated conditions and covenants contained in certain agreements to which the Trust was, and now TPL Corporation is, a party and thereby may cause us to lose certain benefits that the Trust historically received. For example, the obligation to pay ad valorem taxes with respect to certain of our royalty interests was assumed by a third party and is now the obligation of the successors in interest to such third party (the “obligors”), so long as such royalty interests are held by the Trustees or their successors in office under the Declaration of Trust. We have received an indication from one such obligor that it does not intend to continue to make ad valorem tax payments related to historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party following payment of such taxes, there can be no assurance that we will be successful in getting reimbursed, and accordingly, no loss recovery receivable has been recorded as of December 31, 2024. Taking on the cost of such payments will have an adverse impact on our business and results of operations.

Risks Related to Our Common Stock

The market price of our Common Stock may fluctuate significantly.

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

•reports issued by securities analysts;

•changes in earnings estimates by securities analysts or our ability to meet those estimates;

•the operating and stock price performance of other comparable companies;

•investor perception of our Company and our industry;

•actual or anticipated fluctuations in commodities prices; and

•domestic and worldwide economic and geopolitical conditions.

The issuance of additional Common Stock in the future would dilute other stockholders.

Holders of our Common Stock could be diluted because of equity issuances for proposed acquisitions or capital market transactions or equity awards proposed to be granted to our directors, officers and employees subject to any required vote of holders of our Common Stock under our amended and restated certificate of incorporation and our amended and restated bylaws (“the Bylaws”). We may issue stock-based awards, including annual awards, new hire awards and periodic retention awards, as applicable, to our directors, officers and other employees under any employee benefits plans we have adopted or may adopt, using newly issued shares rather than treasury shares as is currently our practice.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designations, powers, preferences, privileges and relative, participating, optional and special rights, and qualifications, limitations and restrictions as the Board may generally determine in its sole discretion. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our Common Stock. For example, we could grant the holders of preferred stock the right to elect members of the Board or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our Common Stock.

We may not continue to pay dividends or to pay dividends at the same rate as previously paid.

The timing, declaration, amount of, and payment of any cash dividends to our stockholders is within the discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with any debt service obligations or other contractual obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by the Board. These factors could result in a change in our current dividend policy.

We will evaluate whether to repurchase our outstanding Common Stock in the future and we cannot guarantee the timing or amount of share repurchases, if any.

On November 1, 2022, our Board approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock. During the year ended December 31, 2024, the Company repurchased 30,432 outstanding shares of Common Stock for an aggregate purchase price of $29.2 million, which repurchased shares were placed in treasury. The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. The stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Any future repurchase under the stock repurchase program will be within the discretion of our Board and will depend upon many factors, including market and business conditions, the trading price of our Common Stock, available cash and cash flow, capital requirements and the nature of other investment opportunities.

State law and anti-takeover provisions could enable our Board to resist a takeover attempt by a third party and limit the power of our stockholders.

Our amended and restated certificate of incorporation, Bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others: (a) the ability of our remaining directors to fill vacancies on our Board; (b) the ability of our Board to adopt, amend or repeal bylaws; (c) rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and (d) the right of our Board to issue preferred stock without stockholder approval.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, as amended (“DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

Our amended and restated certificate of incorporation provides that unless the Company otherwise determines, the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, any state or federal court residing within the State of Delaware) or the U.S. District Court for the Northern District of Texas in Dallas, Texas (or, if such court does not have jurisdiction, any district court in Dallas County in the State of Texas) will be the sole and exclusive forums for any derivative action brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees or stockholders, any action or proceeding asserting a claim against us or any of our directors, officers, employees or agents arising pursuant to, or seeking to enforce any right, obligation or remedy under any provision of the DGCL, the laws of the State of Texas, the laws of the State of New York, our amended and restated certificate of incorporation or our Bylaws or any action asserting a claim against us or any of our directors, officers, employees or agents governed by the internal affairs doctrine, in each such case, subject to the applicable court having personal jurisdiction over the indispensable parties named as defendants in such action or proceeding. Our amended and restated certificate of incorporation also provides that unless our Board otherwise determines, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”).

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

Risks Related to Our Industry

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

Our business and financial results are subject to major trends in our industry, such as decarbonization, and may be adversely affected by future developments that are out of our control.

Much of the value of the land we own and upon which we receive royalties is based on the oil and natural gas reserves located there. Our revenues may be negatively affected by changes driven by trends such as decarbonization efforts. Such changes may relate to the types or sources of energy in demand, such as a shift to renewable sources of power generation (for example, wind and solar), along with ongoing changes in regulatory, investor, customer and consumer policies and preferences. The evolution of global energy sources is affected by factors out of our control, such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies. In addition, the possibility of taxes on energy sources, including oil and gas, may affect the demand for crude oil and natural gas and the operating costs for third-party operators on our royalty properties.

Our business could be negatively affected as a result of the actions of activists.

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. In the past, we have been the subject of stockholder activism, and we are subject to the risks associated with any ongoing or future such activism. Stockholder activism, including potential proxy contests, requires significant time and attention by management and our Board, potentially interfering with our ability to execute our strategic plan. We have incurred, and may in the future be required to incur, significant legal fees and other expenses related to activist stockholder matters, and the attention of our management may be diverted by such activism. While we welcome our stockholders’ constructive input, stockholder actions may result in negative impacts to the Company. Any of these impacts could materially and adversely affect our business and operating results, and the market price of our Common Stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder activism.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity

We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted substantial financial and personnel resources to implement and maintain security measures to meet regulatory requirements, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. Despite these efforts, our policies and procedures may not be properly followed in every instance and may not always be effective. Our risk factors, which can found be found in Part I, Item 1A. “Risk Factors,” include further detail about the material cybersecurity risks we face. We have had no cybersecurity incidents or other risks from cybersecurity threats to date that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition.

Cyber Risk Management and Strategy

Overview

We employ a risk-based approach to cybersecurity which aligns with our corporate strategy, risk management and governance, and adaptable information technology (“IT”) infrastructure. Our cybersecurity program consists of policies, procedures, systems, controls and technology designed to help prevent, identify, detect and mitigate cybersecurity risk and is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity framework.

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

We regularly collaborate with the Company’s internal audit department and third parties with security and infrastructure expertise for review and evaluation of the Company’s cybersecurity risk program and the associated IT control environment. We engage third-party service providers to perform annual external and internal penetration testing, disaster recovery testing, and security incident simulations.

Infrastructure: Network and Physical Security

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

•information protection and governance; and

•ongoing systems and equipment maintenance.

Incident Response and Recovery Planning

We have instituted cybersecurity event detection systems, methods, and supporting processes to perform continuous monitoring, identify and classify events and anomalies, take appropriate actions when necessary, and report incidents to the appropriate parties. Our response and recovery capabilities are designed to, among other things, contain any impacts, analyze and mitigate events, track events to resolution, provide effective stakeholder communication, recover and resume operations, and evaluate and improve systems and methods.

Third-Party Risk Management

We have implemented and continue to maintain our IT policies, standards, procedures, and controls to oversee, identify and manage cybersecurity risks associated with all third-party service providers. These include, but are not limited to, an IT acceptable use policy, a records and information management policy, change control procedures, risk and control registry, attestation report reviews, and configuration standards.

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

Governance

Both management and the Board are actively involved in the oversight of risks from cybersecurity threats. Our information security program is designed to ensure that management and the Board are adequately informed about, and provided with the tools necessary to monitor, (i) material risks from cybersecurity threats and (ii) our efforts related to the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of the Board

The Board has delegated to the Audit Committee primary responsibility for overseeing enterprise risk management, including oversight of risks from cybersecurity threats. The Audit Committee periodically reviews TPL’s policies and practices, including incident response plans, for managing cybersecurity risks to ensure that such policies and practices are appropriately tailored to our risk framework. Throughout the year, the Audit Committee receives quarterly IT and cybersecurity updates unless there is a notable event that requires immediate communication. These quarterly updates include cybersecurity risk assessment updates from our Director of Information Technology, including key risk indicators, the steps management has taken to monitor and control such cybersecurity risk exposure, and continuous improvement efforts. In addition to the risk management experience of the Audit Committee members, Barbara J. Duganier, a member of the Audit Committee, holds the CERT Cybersecurity Oversight Certification from Carnegie Mellon University.

Role of Management

Our cybersecurity risk is managed utilizing a multi-tiered approach by our Director of Information Technology. In addition to the Director of Information Technology, we also engage the services of a third-party chief information security officer (“CISO”). The qualifications of the Director of Information Technology include over 30 years of IT management, cybersecurity, and information governance experience. The CISO, who reports to the Director of Information Technology, has 21 years of cybersecurity, IT management, and infrastructure consulting experience and is a certified CISO. The Director of Information Technology is regularly informed about the latest developments in cybersecurity, including potential threats, vulnerabilities, and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents.

The Director of Information Technology oversees risk management and strategy through (i) an IT operating committee (the “IT Operating Committee”) made up of the Director of Information Technology, the CISO, and our department heads, which is responsible for the establishment and review of our IT governance, risk management and compliance, and (ii) an IT steering committee (the “IT Steering Committee”) made up of our executives, which provides guidance and oversight to support and achieve our IT objectives, including cybersecurity objectives. Both the IT Operating Committee and the IT Steering Committee meet on a quarterly basis. The IT Operating Committee reviews monthly reports on cybersecurity incident prevention, mitigation, detection, and remediation and reviews our plans and policies related to IT processes on an annual basis. The Director of Information Technology also coordinates with our internal audit department and the Audit Committee to ensure cybersecurity is represented and addressed within our enterprise risk management strategy.

Item 2. Properties.

As of December 31, 2024, we owned the surface estate in 873,136 acres of land, comprised of numerous separate tracts, principally located in the Permian Basin. There were no material liens or encumbrances on our title to the surface estate in those tracts. Additionally, we own a 1/128th NPRI under 84,934 acres of land (5,308 NRA) and a 1/16th NPRI under 370,737 acres of land (185,369 NRA) in the Permian Basin. The following table shows our surface ownership and NPRI ownership by county as of December 31, 2024 (1):

	Number of Acres
County	Surface	1/128th Royalty	1/16th Royalty
Andrews	12,121	—	—
Callahan	—	—	80
Coke	—	—	1,183
Concho	2,592	—	—
Crane	3,622	265	5,198
Culberson	270,853	—	111,513
Ector	19,888	33,633	11,793
El Paso	16,613	—	—
Fisher	—	—	320
Glasscock	27,227	3,600	11,111
Howard	5,156	3,099	1,840
Hudspeth	154,247	—	1,008
Jeff Davis	8,293	—	7,555
Lea(2)	640	—	—
Loving	63,070	6,107	48,066
Martin	3,943	—	—
Midland	28,365	12,945	13,120
Mitchell	3,842	1,760	586
Nolan	1,600	2,488	3,157
Palo Pinto	—	—	800
Pecos	43,377	320	16,895
Presidio	—	—	3,200
Reagan	—	6,162	1,274
Reeves	187,320	3,013	116,691
Stephens	—	2,817	160
Sterling	5,212	640	2,080
Taylor	690	—	966
Upton	6,661	6,903	9,101
Winkler	7,804	1,182	3,040
Total	873,136	84,934	370,737

(1)     Counties are located in the State of Texas unless otherwise noted.
(2)    County is located in the State of New Mexico.

As of December 31, 2024, we owned additional royalty interests in the following counties(1):

County	Number of NRA
Culberson	4,947
Ector	73
Glasscock	2,057
Howard	1,245
Lea(2)	59
Loving	215
Martin	2,779
Midland	2,513
Reagan	591
Reeves	246
Upton	974
Ward	192
Winkler	6
Total	15,897

(1)    Counties are located in the State of Texas unless otherwise noted.
(2)    County is located in the State of New Mexico.

We lease office space in Dallas, Texas for our corporate headquarters and in Midland, Texas for TPWR.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the NYSE under the ticker symbol “TPL.” We had 186 registered holders of our Common Stock as of February 12, 2025. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

For the year ended December 31, 2024 and 2023, we paid the following regular and special cash dividends per share:

	Years Ended December 31,
	2024		2023
	Regular	Special	Regular	Special
1st Quarter	$1.17	$—	$1.08	$—
2nd Quarter	1.17	—	1.08	—
3rd Quarter	1.17	10.00	1.08	—
4th Quarter	1.60	—	1.09	—
Total	$5.11	$10.00	$4.33	$—

We have paid a cash dividend each year for the preceding 68 years.

The Board has determined to pay dividends on a quarterly basis in March, June, September and December of each year, subject to the discretion of the Board. Such dividends will depend upon our earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board. We are not a party to any agreement that would limit our ability to pay dividends in the future.

Issuer Purchases of Common Stock

During the three months ended December 31, 2024, we repurchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2024	2,211	$1,035	2,211	$182,598,808
November 1 through November 30, 2024	1,418	1,403	1,418	$180,609,626
December 1 through December 31, 2024	1,693	1,233	1,693	$178,522,926
Total	5,322	$1,196	5,322

(1)On November 2, 2022, we announced that our Board approved a stock repurchase program to purchase up to an aggregate of $250.0 million of our outstanding Common Stock effective beginning January 1, 2023. We intend to purchase Common Stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Exchange Act, privately negotiated transactions, and/or other transactions at our discretion, including under a Rule 10b5-1 trading plan implemented by us, and will be subject to market conditions, applicable legal requirements and other factors.

Performance Graph

The following graph compares the cumulative total return from January 11, 2021 (the date of our Corporate Reorganization) through December 31, 2024 of our Common Stock; the SPDR® S&P® Oil & Gas Exploration & Production ETF (“XOP”), which includes TPL; and the Reference Group.  The graph assumes that $100 was invested at the beginning of the period and that all dividends were reinvested for each of TPL, the XOP, and the Reference Group.

The Reference Group consists of the companies referenced in Part III, Item 11. “Executive Compensation.”

	January 11, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Texas Pacific Land Corporation	$100	$145	$277	$187	$403
Reference Group	$100	$189	$256	$276	$353
SPDR S&P Oil & Gas Exploration & Production ETF (“XOP”)	$100	$146	$212	$220	$217

The information contained in the graph above is furnished and therefore not to be considered “filed” with the SEC or “soliciting material” under the Exchange Act and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference, irrespective of any general incorporation by reference language contained in such document.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Texas Pacific Land Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those factors presented in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

TPL was originally organized in 1888 as a business trust to hold title to extensive tracts of land in the State of Texas that were previously the property of the Texas and Pacific Railway Company. On January 11, 2021, we completed our Corporate Reorganization from a business trust to a corporation and changed our name from Texas Pacific Land Trust to Texas Pacific Land Corporation.

Our business activity is generated from our surface and royalty interest ownership, primarily in the Permian Basin. Our revenues are derived from oil and gas royalties, water sales, produced water royalties, easements and other surface-related income and land sales. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are subject to decisions by not only the owners and operators of oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, produced water royalties, easements and other surface-related revenue.

Market Conditions

Average oil prices for the year ended December 31, 2024 were relatively flat compared to average oil prices during the same period last year. Oil prices continue to be impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. Average natural gas prices during 2024 decreased compared to average prior year natural gas prices. Global and domestic natural gas markets have experienced volatility due to macroeconomic conditions, infrastructure and logistical constraints, weather, and geopolitics, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently being developed by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies active in the Permian have generally increased their drilling and development activity in 2024 compared to recent prior year activity levels. Per the U.S. Energy Information Administration (“EIA”), Permian production averaged approximately 6.3 million barrels per day during 2024, which represents the highest annual production ever. The EIA currently estimates that Permian oil production for December 2024 was approximately 6.5 million barrels per day.

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. The metrics below show selected benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per bbl	$76.63	$77.58
Henry Hub average price per mmbtu	$2.19	$2.53
Waha Hub natural gas average price per mmbtu	$0.14	$1.68

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	654	499
Average monthly horizontal wells drilled	504	422
Average weekly horizontal rig count	296	323
DUCs as of December 31 for each applicable year	4,536	4,656

Total Average US weekly horizontal rig count (2)	536	620

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

While average oil prices for the year ended December 31, 2024 were generally flat compared to the same period in 2023, Henry Hub and Waha Hub natural gas prices for the year ended December 31, 2024 declined compared to the same period last year. E&P companies generally have continued to deploy capital at a measured pace as drilling and development activities across the Permian Basin have remained strong overall. Although average rig counts during the year ended December 31, 2024 were lower compared to the same period last year, increased drilling and completion efficiencies have allowed operators to maintain robust levels of well development. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect not only our share of production volumes and produced water disposal volumes, but also directly impact our surface-related income and water sales.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We had no debt, credit facilities, or any off-balance sheet arrangements as of December 31, 2024.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target cash and cash equivalents balance of approximately $700 million. Above this target, we will seek to deploy the majority of our free cash flow towards dividends and share repurchases. As of December 31, 2024, we had cash and cash equivalents of $369.8 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to pay dividends subject to the discretion of our Board, to repurchase shares of our Common Stock subject to market conditions, for potential acquisitions and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for at least the next 12 months.

Return of Capital to Shareholders

During the year ended December 31, 2024, we paid total dividends to our stockholders of $347.3 million, consisting of cumulative regular cash dividends of $5.11 per share and a special dividend of $10.00 per share. In addition, we repurchased $29.2 million of our Common Stock (including share repurchases not settled at the end of the period).

Acquisition Activity

We completed the following asset acquisitions and business combination during 2024:

•Acquired mineral interests across 7,490 NRA located primarily in the Midland Basin in Martin, Midland and other counties in Texas and New Mexico for cash consideration of $275.2 million, net of post-closing adjustments.

•Acquired mineral interests across 4,106 NRA located in Culberson County, Texas for a purchase price of $120.3 million, net of post-closing adjustments.

•Acquired 4,120 surface acres in Martin County, Texas along with other surface-related tangible and intangible assets in a business combination for total consideration of $45.0 million.

See Part I, Item 1, “Business — Recent Developments” for further discussion of our acquisition activity during 2024.

Development of New Solutions for Produced Water and Capital Expenditures

In May 2024, we announced our progress towards developing new solutions for produced water in the Permian Basin. Over the last few years, we have been working with a leading industrial technology and manufacturing firm to develop an energy-efficient desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. During the year ended December 31, 2024, we spent $9.9 million on this energy-efficient desalination and treatment process and equipment, of which $7.4 million was capitalized. See the discussion in Part I, Item 1, “Business — Business Segments” for additional information.

Additionally, during the year ended December 31, 2024, we invested approximately $21.7 million to maintain and/or enhance our water sourcing assets.

Cash Flows from Operating Activities

For the years ended December 31, 2024 and 2023, net cash provided by operating activities was $490.7 million and $418.3 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the year ended December 31, 2024 compared to the same period of 2023 was primarily driven by an increase in operating income and changes in working capital requirements.

Cash Flows Used in Investing Activities

For the years ended December 31, 2024 and 2023, net cash used in investing activities was $471.7 million and $60.3 million, respectively. Our cash flows used in investing activities are primarily related to acquisitions and capital expenditures related to our water services and operations segment. Our acquisitions may include land, royalty interests and other similar tangible and intangible assets.

For further information regarding acquisitions during the year ended December 31, 2024, see “Acquisition Activity” above. Capital expenditures for the years ended December 31, 2024 and 2023 were $29.7 million and $15.0 million, respectively.

Cash Flows Used in Financing Activities

For the years ended December 31, 2024 and 2023, net cash used in financing activities was $378.1 million and $144.6 million, respectively. Our cash flows used in financing activities principally consist of activities that return capital to our stockholders such as payments of dividends and repurchases of our Common Stock.

During the year ended December 31, 2024, we paid total dividends of $347.3 million, consisting of cumulative regular cash dividends of $5.11 per share and a special dividend of $10.00 per share. During the year ended December 31, 2023, we paid total dividends of $100.0 million consisting of cumulative regular cash dividends of $4.33 per share. We repurchased $29.2 million and $42.4 million of our Common Stock (in each case, including share repurchases not settled at the end of the period) during the years ended December 31, 2024 and 2023, respectively.

Results of Operations - Consolidated

The following table shows our consolidated results of operations and our results of operations by reportable segment for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024			2023
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$373,331	$—	$373,331	$357,394	$—	$357,394
Water sales	—	150,724	150,724	—	112,203	112,203
Produced water royalties	—	104,123	104,123	—	84,260	84,260
Easements and other surface-related income	63,074	10,183	73,257	67,905	3,027	70,932
Land sales	4,388	—	4,388	6,806	—	6,806
Total revenues	440,793	265,030	705,823	432,105	199,490	631,595

Expenses:
Salaries and related employee expenses	27,493	26,128	53,621	21,945	21,439	43,384
Water service-related expenses	—	46,124	46,124	—	33,566	33,566
General and administrative expenses	25,531	8,952	34,483	39,078	7,372	46,450
Depreciation, depletion and amortization	10,968	14,194	25,162	3,073	11,684	14,757
Ad valorem and other taxes	7,257	38	7,295	7,382	3	7,385
Total operating expenses	71,249	95,436	166,685	71,478	74,064	145,542

Operating income	369,544	169,594	539,138	360,627	125,426	486,053

Other income, net	31,707	7,976	39,683	30,384	1,124	31,508
Income before income taxes	401,251	177,570	578,821	391,011	126,550	517,561
Income tax expense	86,350	38,511	124,861	84,305	27,611	111,916
Net income	$314,901	$139,059	$453,960	$306,706	$98,939	$405,645

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Revenues and Net Income:

Total revenues increased $74.2 million, or 11.8%, to $705.8 million for the year ended December 31, 2024 compared to $631.6 million for the year ended December 31, 2023. This increase was principally due to the $38.5 million increase in water sales, the $19.9 million increase in produced water royalties and the $15.9 million increase in oil and gas royalty revenue in 2024 over 2023. Individual revenue line items are discussed below under “Segment Results of Operations.” Net income of $454.0 million for the year ended December 31, 2024 was 11.9% higher than 2023, principally as a result of the increase in total revenues, partially offset by an increase in operating expenses, as discussed below.

Consolidated Expenses:

Salaries and related employee expenses. Salaries and related employee expenses were $53.6 million for the year ended December 31, 2024 compared to $43.4 million for 2023. The number of employees increased from 100 at December 31, 2023 to 111 as of December 31, 2024, which, when coupled with market compensation adjustments effective at the beginning of 2024, resulted in increased salary and related employee expenses for the year ended December 31, 2024 compared to 2023. Additionally, contract labor expenses for the year ended December 31, 2024 increased over 2023, principally as a result of the 34.3% increase in water sales over the same period.

Water service-related expenses. Water service-related expenses increased $12.6 million to $46.1 million for the year ended December 31, 2024 compared to 2023. Certain types of water service-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending on the location of customer delivery. The increase in water service-related expenses for the year ended December 31, 2024 was principally related to a 34.3% increase in water sales over 2023, primarily as a result of increased water volumes. Research and development expenses related to development of a new energy-efficient method of produced water desalination and treatment were $2.5 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively. For further discussion of this new treatment method, see “Liquidity and Capital Resources — Development of New Solutions for Produced Water and Capital Expenditures” above.

General and administrative expenses. General and administrative expenses decreased $12.0 million to $34.5 million for the year ended December 31, 2024 from $46.5 million for the same period of 2023. The decrease in general and administrative expenses during the year ended December 31, 2024 compared to the same period of 2023 was principally related to a reduction in legal and professional fees associated with stockholder matters that occurred during 2023.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $25.2 million for the year ended December 31, 2024 compared to $14.8 million for the year ended December 31, 2023. The increase is principally due to additional depletion expense associated with royalty interests acquired in August 2024 and October 2024, as well as additional amortization expense associated with intangible assets acquired in August 2023 and August 2024.

Other income, net. Other income, net was $39.7 million and $31.5 million for the years ended December 31, 2024 and 2023, respectively. The increase in other income, net was primarily related to increased interest income earned on our cash balances during 2024. Higher interest yields during the year ended December 31, 2024 contributed to the increase in interest income. Additionally, during the year ended December 31, 2024, we recorded a curtailment and settlement gain of $4.6 million related to the Company’s pension plan. See further discussion at Note 8, “Pension and Other Postretirement Benefits” in the notes to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”

Total income tax expense. Total income tax expense was $124.9 million and $111.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in income tax expense was primarily related to increased operating income resulting from increased consolidated revenues.

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses, if any, upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 15, “Business Segment Reporting” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.” We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our oil and gas royalty revenue, and, in turn, our results of operations for the year ended December 31, 2024 have been impacted by lower average commodity prices compared to 2023. However, our oil and gas royalty revenues increased for the year ended December 31, 2024 due to increased royalty production. Additionally, revenues derived from water sales and produced water royalties for the year ended December 31, 2024 were also positively impacted by our active management of our surface and royalty interests in recent years.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Land and Resource Management

Land and Resource Management segment revenues increased $8.7 million, or 2.0%, to $440.8 million for the year ended December 31, 2024 as compared to 2023. The increase in Land and Resource Management segment revenues was related to a $15.9 million increase in oil and gas royalty revenue, partially offset by a decrease in easements and other surface-related income of $4.8 million and a decrease in land sales of $2.4 million for the year ended December 31, 2024 compared to 2023.

Oil and gas royalties. Oil and gas royalty revenue was $373.3 million for the year ended December 31, 2024 compared to $357.4 million for the year ended December 31, 2023, an increase of 4.5%. Oil and gas royalties for the year ended December 31, 2023 included an $8.7 million recovery with an operator with respect to unpaid oil and gas royalties for older production periods. Excluding the impact of the $8.7 million recovery on 2023 revenue, oil and gas royalties for the year ended December 31, 2024 increased $24.6 million due to increased production volumes over 2023. Our share of production volumes increased to 26.8 thousand Boe per day for the year ended December 31, 2024 compared to 23.5 thousand Boe per day for 2023. The average realized prices decreased to $39.87 per Boe for the year ended December 31, 2024 from $42.58 per Boe for 2023.

The table below provides financial and operational data by royalty stream for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023(2)
Our share of production volumes (1):
Oil (MBbls)	4,118	3,701
Natural gas (MMcf)	17,074	14,528
NGL (MBbls)	2,841	2,453
Equivalents (MBoe)	9,804	8,575
Equivalents per day (MBoe/d)	26.8	23.5

Oil and gas royalties (in thousands):
Oil royalties	$298,074	$273,304
Natural gas royalties	18,512	29,915
NGL royalties	56,745	45,510
Total oil and gas royalties	$373,331	$348,729

Realized prices:
Oil ($/Bbl)	$75.80	$77.33
Natural gas ($/Mcf)	$1.17	$2.23
NGL ($/Bbl)	$21.60	$20.05
Equivalents ($/Boe)	$39.87	$42.58

(1)    Commonly used definitions in the oil and gas industry not previously defined: MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

(2)    The metrics and dollars provided for the year ended December 31, 2023 exclude the impact of the $8.7 million recovery of oil and gas discussed above.

Easements and other surface-related income. Easements and other surface-related income was $63.1 million for the year ended December 31, 2024, a decrease of 7.1% compared to $67.9 million for the year ended December 31, 2023. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The decrease in easements and other surface-related income was principally related to a decrease of $5.1 million in wellbore easements for the year ended December 31, 2024 compared to 2023. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the year ended December 31, 2024.

Land sales. Land sales were $4.4 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, we sold 439 acres of land for an aggregate sales price of $4.4 million. For the year ended December 31, 2023, we sold 18,061 acres of land for an aggregate sales price of approximately $6.8 million.

Net income. Net income for the Land and Resource Management segment increased to $314.9 million for the year ended December 31, 2024 compared to $306.7 million for 2023. Segment operating income increased $8.9 million for the year ended December 31, 2024 compared to 2023. The increase was principally due to a $15.9 million increase in oil and gas royalty revenue and a $13.5 million decrease in general and administrative expenses, partially offset by increased depletion expense and salaries and related employee expenses. Expenses are discussed further above under “Results of Operations — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 32.9%, to $265.0 million for the year ended December 31, 2024 compared to $199.5 million for 2023. The increase in Water Services and Operations segment revenues was principally due to increases in water sales revenue and produced water royalties, which are discussed below. As discussed in “Market Conditions” and “Permian Basin Activity” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues and sales volumes, as further discussed below, will fluctuate from period to period based upon those decisions and activity levels.

Water sales. Water sales revenue increased $38.5 million, or 34.3% to $150.7 million for the year ended December 31, 2024 compared to 2023. The growth in water sales was principally due to an increase of 31.0% in water sales volumes for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any saltwater disposal wells. Produced water royalties were $104.1 million for the year ended December 31, 2024 compared to $84.3 million in 2023. This increase was principally due to increased produced water volumes for the year ended December 31, 2024 compared to 2023.

Easements and other surface-related income. Easements and other surface-related income was $10.2 million for the year ended December 31, 2024, an increase of $7.2 million compared to $3.0 million for the year ended December 31, 2023. The increase in easements and other surface-related income primarily related to an increase in temporary permits for sourced water lines for the year ended December 31, 2024 compared to 2023.

Net income. Net income for the Water Services and Operations segment was $139.1 million for the year ended December 31, 2024 compared to $98.9 million for the year ended December 31, 2023. Segment operating income increased $44.2 million for the year ended December 31, 2024 compared to 2023. The increase was principally due to a $65.5 million increase in segment revenues which were partially offset by a $12.6 million increase in water service-related expenses and a $10.9 million increase in income tax expense. Expenses are discussed further above under “Results of Operations — Consolidated.”

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

EBITDA, Adjusted EBITDA and Free Cash Flow

EBITDA is a non-GAAP financial measurement of earnings before interest expense, taxes, depreciation, depletion and amortization. The purpose of presenting EBITDA is to highlight earnings without finance, taxes, and depreciation, depletion and amortization expense, and its use is limited to specialized analysis. We calculate Adjusted EBITDA as EBITDA plus employee share-based compensation and less pension curtailment and settlement gain. The pension curtailment and settlement gain is related to a buyout by a third party of defined benefit obligations under our pension plan and the subsequent freezing of our pension plan, both of which occurred in the fourth quarter of 2024. We have excluded the pension curtailment and settlement gain from the calculation of Adjusted EBITDA as such gain is a non-recurring item and is not related to our core business. The purpose of presenting Adjusted EBITDA is to highlight earnings without non-cash activity such as share-based compensation and other non-recurring or unusual items, if applicable. We calculate free cash flow as Adjusted EBITDA less current income tax expense and capital expenditures. The purpose of presenting free cash flow is to provide an additional measure of operating performance. We have presented EBITDA, Adjusted EBITDA and free cash flow because we believe that these metrics are useful supplements to net income in analyzing the Company's operating performance. Our definitions of EBITDA, Adjusted EBITDA and free cash flow may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and free cash flow to net income for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Net income	$453,960	$405,645
Add:
Income tax expense	124,861	111,916
Depreciation, depletion and amortization	25,162	14,757
EBITDA	603,983	532,318
Add (deduct):
Employee share-based compensation	11,364	9,124
Pension curtailment and settlement gain	(4,616)	—
Adjusted EBITDA	610,731	541,442
Deduct:
Current income tax expense	(120,257)	(110,517)
Capital expenditures	(29,423)	(15,431)
Free Cash Flow	$461,051	$415,494

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the notes to the consolidated financial statements. Consistent with our disclosure policies, we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment and estimates.

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

Recent Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial instruments consist of cash and cash equivalents (primarily consisting of U.S. Treasury Bills and commercial paper), accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in our consolidated financial statements and the notes thereto commencing on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of December 31, 2024. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2024. Deloitte & Touche LLP's opinion appears on the following page.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2024 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Texas Pacific Land Corporation (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 19, 2025

Item 9B. Other Information.

(c) Rule 10b5-1 Trading Arrangements

On November 21, 2024, Murray Stahl, a member of our Board, on behalf of himself and accounts managed by Horizon Kinetics Asset Management LLC over which Mr. Stahl has a controlling interest, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K that is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, for the purchase of up to 783 shares of Common Stock. This Rule 10b5-1 trading arrangement begins February 24, 2025 and is scheduled to expire on the earlier of (i) June 26, 2025 or (ii) the acquisition of 783 shares of Common Stock.

On December 13, 2024, Chris Steddum, our Chief Financial Officer, on behalf of himself and his spouse, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K that is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, for the sale of up to 1,000 shares of Common Stock. This Rule 10b5-1 trading arrangement begins March 14, 2025 and is scheduled to expire on the earlier of (i) September 15, 2025 or (ii) the sale of 1,000 shares of Common Stock.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Rhys J. Best, 78, serves as non-executive Chair of the Board (the “Chair”) and has been a member of the Board since April 15, 2022. Mr. Best currently serves on the board of Arcosa Inc. (NYSE: ACA) (since 2018), where he serves as the non-executive Chairman of the Board. Mr. Best previously served on the board of Cabot Oil and Gas Corp. (from 2008 to 2021, including serving as Lead Director in 2021), his term ending after the company merged with Cimarex Energy in 2021 to form Coterra Energy (NYSE: CTRA). Mr. Best also previously served on the boards of Commercial Metals Company (NYSE: CMC) (from 2010 to 2022), Crosstex Energy, LP, an integrated, multi-commodity midstream enterprise (NASDAQ: XTEX) (from 2004 to 2014, including serving as Chairman of the Board from 2009 to 2014), MRC Global, Inc., a pipe, valve and fitting distribution business (NYSE: MRC) (from 2008 to 2022, including serving as Chairman of the Board from 2016 to 2022), Trinity Industries, Inc. (NYSE: TRN) (from 2005 to 2018, including serving as Presiding Director from 2012 to 2013), and Austin Industries, an employee-owned construction company (from 2007 to 2018, including serving as Chairman of the Board from 2013 to 2018). Mr. Best is the former Chairman, President and Chief Executive Officer of Lone Star Technologies, Inc., an energy services and supply company, a role he retired from in 2007 after the successful merger with United States Steel Company (NYSE: X). In 2014, Mr. Best was recognized as Director of the Year by the National Association of Corporate Directors. Mr. Best’s qualifications to serve as a director include his extensive business experience, including a senior executive at leading companies in the oil and gas industry, and his public company board and corporate governance experience.

General Donald G. Cook, USAF (Ret.) 78, has been a member of the Board since January 11, 2021. General Cook currently serves on the board of Cybernance, Inc. (since 2016). General Cook previously served on the boards of Crane Co. (NYSE: CR) (from 2005 to 2022), USAA Federal Savings Bank (from 2007 to 2018), U.S. Security Associates Inc., a Goldman Sachs portfolio company (from 2011 to 2018), and Hawker Beechcraft Inc., another Goldman Sachs portfolio company (from 2007 to 2014). General Cook served on the board of Burlington Northern Santa Fe Railroad for almost five years until it was sold to Berkshire Hathaway in 2010 in a transaction valued at $44 billion. He is a former senior consultant for Lockheed Martin Corporation. General Cook also serves as a senior advisor to Portage Point Partners and served as a senior advisor to Alvest, a private French aviation firm, from 2022 to 2023. In addition to his extensive corporate governance experience, General Cook was the former Chairman of the San Antonio advisory board of the NACD Texas TriCities Chapter, a group recognized as the authority on leading boardroom practices. General Cook had numerous command and high-level staff assignments during his 36-year career with the U.S. Air Force and retired as a four-star General. He commanded a flying training wing and two space wings, the 20th Air Force (the nation’s nuclear Intercontinental Ballistic Missile force) and was interim Commander of Air Combat Command during the September 11 attacks. General Cook served as the Chief of the Senate Liaison Office and on the staff of the House Armed Services Committee in the U.S. House of Representatives. Prior to his retirement from the Air Force in August 2005, General Cook’s culminating assignment was Commander, Air Education and Training Command at Randolph Air Force Base in Texas, where he was responsible for executing the $8 billion annual budget to recruit, train and educate Air Force personnel, safely implementing the 500,000-hour annual flying hour program and providing for the leadership, welfare, and oversight of 90,000 military and civilian personnel in the command. He was twice awarded the Distinguished Service Medal for exceptional leadership. General Cook’s qualifications to serve as a director include his extensive experience on multiple public company boards and with corporate governance and executive compensation, as well as his senior leadership experience resulting from his tenure of command in the U.S. Air Force.

General Cook serves on and is the chair of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee.

Barbara J. Duganier, 66, has been a member of the Board since January 11, 2021. Ms. Duganier currently serves on the boards of CenterPoint Energy (NYSE: CNP), an electric transmission and distribution, natural gas distribution and energy services company, where she chairs the audit committee and serves on the governance, environmental and sustainability committee, and Arcadis NV (Euronext: ARCADIS) where she serves on the sustainability committee and the audit and risk committee. Ms. Duganier also serves on the boards of two private companies: McDermott International, Ltd. (since 2020), a fully integrated provider of engineering and construction solutions to the energy industry; and Pattern Energy Group LP (since 2021), a private renewable energy company focused on wind, solar, transmission and storage. Ms. Duganier previously served on the boards of the general partner of Buckeye Partners, L.P. (NYSE: BPL), a midstream oil and gas master limited partnership, where she chaired the audit committee until the company’s sale in November 2019; of Noble Energy (NASDAQ: NBL), an exploration and production company, until the company’s sale in October 2020; of West Monroe Partners, a management and technology consulting firm, where she was the lead independent director until the sale of the company in November 2021; and of MRC Global Inc. (NYSE: MRC) (2015-2024), an industrial distributor of pipes, valves and other related products and services to the energy industry, where, during her term, she chaired the ESG and enterprise risk committee and audit committee. From 2004 to 2013, Ms. Duganier was a Managing Director at Accenture, a multinational professional services company that provides services in strategy, consulting, digital technology, and operations. She held various leadership and management positions in Accenture’s outsourcing business, including Global Chief Strategy Officer and Global Growth and Offering Development Lead. A year prior to joining Accenture, she served as an independent consultant to Duke Energy North America. From 1979 to 2002, Ms. Duganier, who is a licensed certified public accountant in the State of Texas, worked at Arthur Andersen LLP, where she served as an auditor and financial consultant, as well as in various leadership and management roles, including Global Chief Financial Officer of Andersen Worldwide. Ms. Duganier is the former chairperson of the National Association of Corporate Directors Texas TriCities (NACD TTC) board of directors. Ms. Duganier holds the NACD Director Certification, is an NACD Leadership Fellow, and holds the CERT Cybersecurity Oversight Certification from Carnegie Mellon University. Ms. Duganier’s extensive executive experience overseeing large organizations, her diverse public company board experience (including the energy industry), and her training and experience as a certified public accountant make her well-qualified to serve on the Board.

Ms. Duganier serves on and is the chair of the Compensation Committee and serves on the Audit Committee and the Strategic Acquisitions Committee.

Donna E. Epps, 60, Ms. Epps has been a member of the Board since January 11, 2021. Ms. Epps currently serves on the board of Saia, Inc. (NASDAQ: SAIA) (since 2019), where she serves on the audit committee and the nominating and governance committee, and on the board of Texas Roadhouse, Inc. (NASDAQ: TXRH), where she serves as chair of the audit committee, and as a member of the nominating and governance committee. Ms. Epps was with Deloitte LLP, a multinational professional services network, for over 30 years. Ms. Epps served as an attest Partner of Deloitte LLP from 1998 through 2003 and as a Risk and Financial Advisory Partner of Deloitte LLP from 2004 until her retirement in 2017. During her time at Deloitte LLP, Ms. Epps helped companies develop and implement proactive enterprise risk and compliance programs, focusing on value protection and creation, and provided attest services and financial advisory services in governance, risk and compliance matters to private and public companies across multiple industries. Ms. Epps is currently a licensed certified public accountant in the State of Texas and a member of the North Texas Chapter of the National Association of Corporate Directors Board. Ms. Epps has served as chair of the Girl Scouts of Northeast Texas Board since April 2021. Ms. Epps’s significant audit, governance, risk, and compliance experience as a provider of attest, financial advisory and other consulting services to private and public companies across multiple industries makes her well-qualified to serve on the Board.

Ms. Epps serves on and is the chair of the Audit Committee and serves on the Nominating and Corporate Governance Committee.

Karl F. Kurz, 63, has been a member of the Board since April 15, 2022. Mr. Kurz is currently a non-executive chairman of the board at American Water Works Co., Inc. (NYSE: AWK) and a member of the board at Devon Energy Corporation (NYSE: DVN) where he serves on the compensation committee and governance, environmental & public policy committee and chairs the reserves committee. Mr. Kurz previously served on the public company boards of SemGroup Corporation (NYSE: SEMG), Western Gas Partners LP (NYSE: WES), WPX Energy Inc. (NYSE: WPX) and Global Geophysical Services Inc. (NYSE: GGS). Mr. Kurz has served on multiple for profit and non-profit boards. Mr. Kurz also has extensive private equity experience that includes serving as an operating advisor at Ares Capital and a partner at CCMP Capital Advisors, where he focused on investments in the oil and gas upstream and midstream sectors. He spent nine years at Anadarko Petroleum Corporation, where he held roles as Chief Operating Officer, Senior Vice President of Northern America Operations and Vice President of Midstream and Marketing. Mr. Kurz’s qualifications to serve as a director include his extensive business experience, including as an accomplished senior oil and gas industry executive, and his public company board experience in the utility, energy and infrastructure space.

Mr. Kurz serves on and is the chair of the Strategic Acquisitions Committee and serves on the Compensation Committee.

Eric. L Oliver, 65, has been a member of the Board since January 11, 2021. Mr. Oliver currently serves as the President of SoftVest Advisors, a registered investment adviser that acts as an investment manager for private fund clients. Mr. Oliver additionally serves as the President of HeartsBluff Music Partners, LLC and Carrizo Springs Music Partners, LLC, both of which are registered investment advisers pursuant to an umbrella registration filed by SoftVest Advisors, LLC. Previously, Mr. Oliver was President of Midland Map Company, LLC, a Permian Basin oil and gas lease and ownership map producer from 1997 until its sale in January of 2019 to Drilling-Info, and was Principal of Geologic Research Centers LLC, a log library providing geological data to the oil and gas industry with a library in Abilene, Texas, sold in 2019. Additionally, Mr. Oliver served on the board of Texas Mutual Insurance Company from 2009 until he retired in July 2021. He has also served as a director on the board of AMEN Properties, Inc. (OTC: AMEN) since July 2001 and was appointed Chairman of the Board in

September 2002. AMEN Properties directly or indirectly owns certain oil and gas royalty and working interest properties. Mr. Oliver received a B.A. in Chemistry from Abilene Christian University in 1981. Mr. Oliver’s qualifications to serve as a director include his experience as an oil and gas investor, with over 27 years of experience buying and selling mineral and royalty properties, and over 40 years of experience managing investments with an emphasis in the energy market.

Mr. Oliver serves on the Audit Committee.

Robert Roosa, 54, has been a member of the Board since November 10, 2023. Mr. Roosa is a Partner in Brigham Royalties, and has served as its Chief Executive Officer since January 2023. Mr. Roosa previously served as President of Brigham Minerals, Inc. (NYSE: MNRL) (“Brigham”) from its inception in November 2012 and as its Chief Executive Officer from July 2017 until its acquisition by Sitio Royalties Corp. in December 2022. Mr. Roosa also served as a director of Brigham from May 2018 until 2022. Mr. Roosa served as the President of Anthem Ventures, LLC, a family office, between January 2012 and January 2017. Mr. Roosa held various roles, including Director of Finance and Investor Relations, while at Brigham Exploration Company from 2006 until its sale to Statoil ASA in December 2011. From 2000 to 2006, Mr. Roosa held a series of positions at Exxon Mobil Corporation (NYSE: XOM), an oil and gas company, in the Corporate Treasurer’s Department. Prior to 2000, Mr. Roosa worked for Cooper Industries, an electrical products manufacturing company, in its Corporate Controllers and Audit Groups and with the accounting firm Deloitte & Touche LLP in its audit function. Mr. Roosa graduated from Southern Methodist University with a Master of Business Administration and from the University of Texas at Austin with a Bachelor of Business Administration. Mr. Roosa brings extensive knowledge of the mineral royalty acquisitions industry and executive experience to the Board.

Mr. Roosa serves on the Audit Committee, the Compensation Committee and the Strategic Acquisitions Committee.

Murray Stahl, 71, Mr. Stahl has been a member of the Board since January 11, 2021. Mr. Stahl is the Chief Executive Officer, Chairman of the Board and Chief Investment Strategist of Horizon Kinetics Holding Corporation (OTC: HKHC), parent company to Horizon Kinetics Asset Management LLC, which he co-founded. He has over 30 years of investing experience and is responsible for overseeing Horizon Kinetics’ proprietary research and chairs the firm’s investment committee, which is responsible for portfolio management decisions across the entire firm. Horizon Kinetics’ investment portfolio includes a 7.1% voting position in LandBridge Company LLC (NYSE: LB) as of December 13, 2024. Mr. Stahl is also the CoPortfolio Manager for a number of registered investment companies, private funds, and institutional separate accounts. Mr. Stahl is the Chairman and Chief Executive Officer of FRMO Corp. (OTC: FRMO) and has been a director since 2001. He is also Chief Investment Officer and a member of the board of RENN Fund, Inc. (NYSE: RCG) (since 2017), the Bermuda Stock Exchange, MSRH, LLC, and the Minneapolis Grain Exchange. He was a member of the board of Winland Electronics, Inc. (from 2015 to 2020) and IL&FS Securities Services Limited (from 2008 to 2020). Prior to co-founding Horizon Kinetics, Mr. Stahl spent 16 years at Bankers Trust Company (from 1978 to 1994) as a senior portfolio manager and research analyst. As a senior fund manager, he was responsible for investing the Utility Mutual Fund, along with three of the bank’s Common Trust Funds: The Special Opportunity Fund, The Utility Fund and The Tangible Assets Fund. He was also a member of the Equity Strategy Group and the Investment Strategy Group, which established asset allocation guidelines for the Private Bank. Mr. Stahl’s qualifications to serve as a director include his over 30 years of investment experience, including in the energy and minerals space.

Mr. Stahl serves on the Nominating and Corporate Governance Committee and the Strategic Acquisitions Committee.

Marguerite Woung-Chapman, 59, has been a member of the Board since November 10, 2023. Ms. Woung-Chapman serves as a director of Summit Midstream Corporation (NYSE: SMC), a value-driven corporation focused on developing, owning and operating midstream energy infrastructure assets located in unconventional resource basins, primarily shale formations, in the continental United States. She currently serves as chair of their nominating, governance and sustainability committee and as a member of their compensation committee. Ms. Woung-Chapman serves on the board of directors of Chord Energy Corporation (NASDAQ: CHRD), a scaled unconventional U.S. oil producer with a premier Williston Basin acreage position, and serves on the compensation and human resources committee, and as chair of the nominating and governance committee. She was previously a member of the board directors of Oasis Petroleum, Inc. and chair of the board of directors and President of the Council of the Girl Scouts of San Jacinto Council. Ms. Woung-Chapman began her career as a corporate attorney with El Paso Corporation (including its predecessors) and during her tenure from 1991 until 2012, served as Vice President, Legal Shared Services, Corporate Secretary and Chief Governance Officer, among other positions. From 2012 to 2017, Ms. Woung-Chapman served in various capacities at EP Energy Corporation, a private company that subsequently became an NYSE-listed independent oil and gas exploration and production company, including, among others, Senior Vice President, Land Administration, General Counsel and Corporate Secretary. In 2018, Ms. Woung-Chapman served as Senior Vice President, General Counsel and Corporate Secretary of Energy XXI Gulf Coast, Inc., an independent exploration and production company that was engaged in the development, exploitation and acquisition of oil and natural gas properties in the

U.S. Gulf Coast region until its acquisition by Cox Oil. Ms. Woung-Chapman holds a Bachelor of Science in Linguistics from Georgetown University and a J.D. from the Georgetown University Law Center. Ms. Woung-Chapman brings valuable expertise in all aspects of management and strategic direction of publicly traded energy companies with a unique combination of experience in corporate governance, regulatory, compliance, corporate and asset transactions, legal and business administration.

Ms. Woung-Chapman serves on the Audit Committee and the Nominating and Corporate Governance Committee.

Tyler Glover, 40, has been a member of the Board and served as TPL’s President and Chief Executive Officer since January 11, 2021. Mr. Glover served as Chief Executive Officer, Co-General Agent and Secretary of the Trust from November 2016 to January 11, 2021. Mr. Glover also currently serves as President and Chief Executive Officer of TPWR, a wholly owned subsidiary of TPL, in which capacity he has acted since its formation in June 2017. Mr. Glover previously served as Assistant General Agent of the Trust from December 2014 to November 2016, and has over 10 years of energy services and land management experience. Mr. Glover’s qualifications to serve as a director include his extensive energy industry and land management expertise and his deep knowledge of TPL gained through his experience as an officer at the Company, including at the Trust.

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
	●		●	●		●	●	●
Industry Experience Experience as an executive or director in, or in other leadership positions working with the oil and gas industry and knowledge of the risks related to the industry	●	●	●		●	●	●	●		●
Public Policy/Regulatory Experience in or a strong understanding of the regulatory issues facing the oil and gas industry and public policy on a local, state and national level	●				●	●		●		●
HES Experience Experience with direct control or accountability for health, environmental, safety and social responsibility management	●	●	●	●	●	●				●
Risk Management Executive experience evaluating significant risks and providing effective oversight of risk management processes, including cyber security risk and financial risk	●	●	●	●	●	●	●	●	●	●
Independence Satisfies the independence requirements of the NYSE and SEC	●	●	●	●		●	●	●	●	●
Public Company Board Experience Including corporate governance experience	●	●	●	●	●	●	●	●	●	●

Gender:	Female	Male
	3	7
Demographics:
African American or Black
Native American
Asian
Hispanic or Latino
Caucasian	2	7
Two or More Races or Ethnicities	1

Executive Officers

Tyler Glover, 40, serves as TPL’s President and Chief Executive Officer. Biographical information for Mr. Glover is included above.

Chris Steddum, 44, serves as TPL’s Chief Financial Officer since June 1, 2021. Prior to that, Mr. Steddum served as Vice President, Finance and Investor Relations of TPL and also served as Vice President, Finance and Investor Relations of the Trust. Prior to joining the Trust in 2019, Mr. Steddum spent 10 years working in oil and gas investment banking, most recently as a Director at Stifel Financial Corporation from 2016 to 2019, and prior to that served as a Director at GMP Securities from 2014 to 2016.

Micheal W. Dobbs, 52, serves as TPL’s Senior Vice President, Secretary and General Counsel. Mr. Dobbs also served as Senior Vice President and General Counsel of the Trust from August 2020 until January 11, 2021. Prior to joining the Trust, Mr. Dobbs had been a partner at Kelley Drye & Warren LLP.

Significant Employees

Robert A. Crain, 46, serves as Executive Vice President of TPWR, in which capacity he has served since its formation in June 2017. From 2015 to 2017, Mr. Crain was Water Resources Manager with EOG Resources where he led the development of EOG’s water resource development efforts across multiple basins including the Permian and Eagle Ford. During his career, he has successfully developed multiple large-scale water sourcing, distribution and treatment systems across multiple platforms and industries.

Stephanie Buffington, 58, serves as TPL’s Chief Accounting Officer, in which capacity she has served since June 1, 2021. From September 2020 through May 2021, Ms. Buffington served as Vice President of Financial Reporting and from December 2017 through September 2021 served as Director of Financial Reporting. Prior to joining the Company, Ms. Buffington most recently served as Vice President of Financial Reporting at Monogram Residential Trust, Inc., a publicly traded REIT, from 2014 to 2017. Ms. Buffington has over 25 years of public company experience and began her career at KPMG. She is a licensed Certified Public Accountant in the State of Texas.

Matters Relating to Our Governance

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics applicable to all members of the Board, executive officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s corporate website at www.TexasPacific.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our corporate website.

Communication with Directors

The Board is committed to meaningful engagement with stockholders and other interested persons and welcomes input and suggestions. Information regarding how stockholders can contact the Chair or non-management members of the Board is set forth in our Corporate Governance Guidelines, which are posted on the Company’s corporate website, www.TexasPacific.com. Stockholders and other interested persons who wish to contact the Board may do so by submitting any communications to the Company by mail at 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201, Attention: Investor

Relations, with an instruction to forward the communication to a particular director or the Board as a whole. Our Board has created a number of ways for stockholders and other stakeholders to provide input and hear from management, including:

•Attending an annual meeting of stockholders and submitting questions to be addressed during the meeting;
•Attending quarterly earnings calls, investor conferences, and other similar opportunities;
•Sending an email to our Investor Relations department at IR@texaspacific.com;
•Mailing a letter to us at 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201, Attention: Investor Relations; and
•Requesting a stockholder engagement meeting via one of the means outlined here.

Our Investor Relations team, in consultation with the General Counsel, will not forward any communication that it determines in good faith to be frivolous, unduly hostile, threatening, illegal or similarly unsuitable. The General Counsel will maintain a list of each communication that was not forwarded because it was so determined to be unsuitable. Such list shall be delivered to the Board at its quarterly meetings. In addition, each communication that was not forwarded because it was determined to be unsuitable will be retained in the Company’s files and made available at the request of any member of the Board to whom such communication was addressed.

Board Leadership Structure

Our Board is led by the Chair. Mr. Best serves as the Chair and is an independent director. Our Bylaws and Corporate Governance Guidelines each provide that the Chair of the Board may also hold the position of Chief Executive Officer. At this time, the Board believes that separation of the Chair and Chief Executive Officer positions is appropriate and in the best interests of the Company and its stockholders. The Board believes that such separation provides independent leadership for the Board, helps ensure critical and independent thinking with respect to the Company’s strategy and performance and allows our Chief Executive Officer to focus on the Company’s day-to-day business operations. Our Chief Executive Officer also serves as a member of the Board as the management representative. The Company believes this is important to make information and insight directly available to the directors in their deliberations. This structure gives the Company an appropriate, well-functioning balance between non-management and management directors that combines experience, accountability, and effective risk oversight.

The duties of the Chair include, among other things:

•Chairing Board meetings and meetings of stockholders;
•Establishing the agenda for each Board meeting;
•Leading executive sessions of the Board;
•Having authority to call Board meetings;
•Approving meeting schedules for the Board and information distributed to the Board;
•Consulting with the Nominating and Corporate Governance Committee with regard to the membership and performance evaluations of the Board and committee members; and
•Performing such other duties and responsibilities as may be requested by the Board.

In the event the Chair does not qualify as independent, our Corporate Governance Guidelines require the independent directors to select from among themselves a lead independent director. The duties of a lead independent director are set forth in our Corporate Governance Guidelines and include chairing Board meetings in the absence of the Chair, convening and leading executive sessions of the Board, serving as a liaison between the Chair and the independent directors, being available for consultation and director communication with major stockholders as directed by the Board, and performing such other duties and responsibilities as requested by the Board.

Risk Oversight

The Company believes that risk oversight is the responsibility of the Board as a whole and not solely of any one of its committees. The Board recognizes that all companies face a variety of risks, including strategic risk, reputational risk, environmental risk and operational risk. The Board periodically reviews the processes established by management to identify and manage risks and communicates with management about these processes. The Board encourages, and management promotes, a corporate culture that incorporates risk management into our corporate strategy and day-to-day business operations, including with respect to the receipt, retention and treatment of complaints or other expressions of concern received from employees of the Company or other persons. The Board also continuously assesses and analyzes, with the input of management, the most likely areas of future risk to which we may be vulnerable.

At the Board committee level, the Audit Committee regularly discusses policies with respect to risk assessment and risk management, the Company’s major litigation and financial risk exposures, compliance, cybersecurity, information technology and the steps management has taken to monitor and control such exposures. The Compensation Committee oversees risks arising from the Company’s compensation and employee benefits plans, policies and programs for its employees. The Nominating and Corporate Governance Committee, with assistance from the Audit Committee and the Compensation Committee, oversees our ESG program and monitors related risks. The Board and the various committee chairs address any issues identified in such discussions and reviews with management as they arise, and monitor actions, procedures or processes implemented in response.

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

Information about the procedures for approval of related person transactions is available below in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons.”

Qualifications and Nominations of Directors

The Nominating and Corporate Governance Committee Charter provides that the Nominating and Corporate Governance Committee screen, recruit and interview individuals that the Nominating and Corporate Governance Committee believes are qualified to become members of the Board, consistent with criteria approved by the Board from time to time, and to recommend to the Board the (a) director nominees to be selected by the Board to stand for election or re-election at the annual meeting of stockholders and (b) director candidates to be appointed by the Board to fill vacancies and newly created directorships. The Board and Nominating and Corporate Governance Committee determine the minimum qualifications that a director nominee should possess on a case by case basis and typically evaluate candidates based on factors including, but not limited to, a general understanding of finance, corporate governance and strategy, senior leadership experience, public company board experience, an understanding of the Company’s business and industry, diversity of background, perspectives and experiences, character, whether the candidate would satisfy the independence standards of the NYSE Listed Company Manual and the other skills identified in the matrix included in Part III, Item 10, “Directors, Executive Officers and Corporate Governance — Directors” above. The Board and the Nominating and Corporate Governance Committee aim to identify a diverse group of candidates and believe that no single criterion such as gender or minority status is determinative in obtaining diversity on the Board.

The Nominating and Corporate Governance Committee reviews periodically the size of the Board and oversees an annual self-evaluation of the Board and its committees. The Nominating and Corporate Governance Committee may also consider such other factors as it may deem to be in the best interests of the Company and its stockholders. Whenever the Nominating and Corporate Governance Committee concludes, based on the reviews or considerations described above or due to a vacancy, that a new nominee to the Board is required or advisable, it will consider recommendations from directors, management, stockholders and, if it deems appropriate, consultants retained for that purpose. In such circumstances, it will evaluate individuals recommended by stockholders in the same manner as nominees recommended from other sources. Stockholders who wish to nominate an individual for election as a director directly, without going through the Nominating and Corporate Governance Committee, must comply with the procedures in the Bylaws. The Bylaws are provided on the Company’s corporate website at www.TexasPacific.com.

Our Board has adopted a “majority vote policy.” Under this policy any nominee for director in an uncontested election who does not receive a majority of the votes cast and is an incumbent director is required to promptly tender his or her resignation, subject to acceptance by the Board. The Nominating and Corporate Governance Committee will make a recommendation to the Board as to whether to accept or reject the tendered resignation or whether other action should be taken. The Board will then act on the tendered resignation, taking into account the Nominating and Corporate Governance Committee’s recommendation, and publicly disclose its decision regarding the tendered resignation within ninety (90) days from the date of the certification of the election results. A director who tenders his or her resignation will not participate in the recommendation of the Nominating and Corporate Governance Committee nor the decision of the Board with respect to his or her resignation.

Insider Trading Policy; Anti-Hedging Policy

We have an Insider Trading Policy that sets forth terms, conditions, timing, limitations, and prohibitions with respect to trading in the Company’s securities. The Insider Trading Policy prohibits all employees, executive officers, directors, agents, consultants and contractors from trading in the Company’s securities while in possession of material nonpublic information. Such persons are also generally prohibited from hedging, including engaging in publicly-traded options, puts, calls, or other derivative instruments relating to the Company’s securities, or selling the Company’s securities “short.” The Insider Trading Policy also requires that such persons obtain pre-approval from the Company’s General Counsel for all pledges, and the deposit in margin accounts, of the Company’s securities and the securities of any other company designated by the Company’s General Counsel. The Insider Trading Policy also restricts directors, officers subject to Section 16 of the Exchange Act, and certain other specifically designated employees from trading in the Company’s securities during certain periods and only after they have obtained pre-clearance for trades in the Company’s securities from the Company’s General Counsel (or, in the case of the General Counsel, the Chief Financial Officer). While the Company is not subject to the Insider Trading Policy, it does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading arrangements.

Clawback Policy

The Company has adopted a Clawback Policy in accordance with Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder (collectively, “Section 10D”). In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Clawback Policy requires that covered executives must reimburse the Company, or forfeit, any excess incentive compensation received by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement. Executives covered by the Clawback Policy are current and former executive officers, as determined by the Board in accordance with Section 10D and the NYSE Listed Company Manual. Incentive compensation subject to the Clawback Policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure as defined in Section 10D. The amount subject to recovery is the excess of the incentive compensation received based on the erroneous data over the incentive compensation that would have been received had it been based on the restated results.

Board of Directors

The Board currently consists of ten (10) directors, nine (9) of whom - Mr. Best, Gen. Cook, Ms. Duganier, Ms. Epps, Mr. Kurz, Mr. Oliver, Mr. Roosa, Mr. Stahl and Ms. Woung-Chapman - are considered “independent” under the rules of the SEC and the NYSE. No director may be deemed independent unless the Board determines that he or she has no material relationship with TPL. Mr. Best serves as the Chair. In light of Mr. Best’s extensive experience in the energy industry and service on public company boards, the Board believes that he is well-positioned to serve as Chair.

The Board meets at least quarterly and the independent directors serving on the Board meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended December 31, 2024 (the “Last Fiscal Year”), the Board met fourteen (14) times and acted by written consent in lieu of holding a meeting four (4) times. All of the directors attended at least 86% of the total number of meetings held by the Board and of the committees on which they served during the Last Fiscal Year. While the Company does not have a policy requiring director attendance at annual meetings of stockholders, each director is expected to attend the Company’s annual meetings of stockholders. Each member of the Board attended our 2024 annual meeting of stockholders.

The Board has four standing committees, consisting of a Nominating and Corporate Governance Committee, an Audit Committee, a Compensation Committee, and a Strategic Acquisitions Committee. Membership of each committee is shown in the following table.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Strategic Acquisitions Committee
Rhys J. Best
Donald G. Cook		●	▲
Barbara J. Duganier	●	▲		●
Donna E. Epps	▲		●
Tyler Glover
Karl F. Kurz		●		▲
Eric L. Oliver	●
Robert Roosa	●	●		●
Murray Stahl			●	●
Marguerite Woung-Chapman	●		●
▲Chair     ● Member

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Donald G. Cook, the chair, Donna E. Epps, Murray Stahl and Marguerite Woung-Chapman. The committee members have met the independence requirements for service on the Nominating and Corporate Governance Committee in accordance with the NYSE Listed Company Manual. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying, evaluating and recommending individuals qualified to become members of the Board, and for overseeing corporate governance matters and the Company’s policies and programs concerning social responsibility, including ESG matters. During the Last Fiscal Year, the Nominating and Corporate Governance Committee held six (6) meetings.

The Nominating and Corporate Governance Committee Charter is provided on the Company’s corporate website at www.TexasPacific.com.

Audit Committee and Audit Committee Financial Expert

The Audit Committee consists of Donna E. Epps, the chair, Barbara J. Duganier, Eric L. Oliver, Robert Roosa and Marguerite Woung-Chapman. The Board has determined that Ms. Epps, Ms. Duganier, and Mr. Roosa are “audit committee financial experts,” as defined by the rules of the SEC, and each has accounting or related financial management expertise as required under the NYSE Listed Company Manual. Each member of the Audit Committee is financially literate. Additionally, the members of the Audit Committee each meet the independence requirements for service on the Audit Committee in accordance with the NYSE Listed Company Manual and Rule 10A-3 promulgated under the Exchange Act.

The Audit Committee is responsible for, among other things, ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, pre-approval of work, compensation, and oversight of the auditors and for overseeing enterprise risk management, including oversight of risks from cybersecurity threats. The Audit Committee periodically reviews the Company’s policies and practices for managing cybersecurity risks, including incident response plans, to ensure that such policies and practices are appropriately tailored to the Company’s risk framework. During the Last Fiscal Year, the Audit Committee of the Company held five (5) meetings and acted by written consent in lieu of holding a meeting one (1) time.

The Audit Committee Charter is provided on the Company’s corporate website at www.TexasPacific.com.

Compensation Committee

The Compensation Committee consists of Barbara J. Duganier, the chair, Donald G. Cook, Karl F. Kurz and Robert Roosa. The Board has determined that each member of the Compensation Committee is independent, as defined by the NYSE Listed Company Manual and qualifies as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act. The primary functions of the Compensation Committee are to review, approve and recommend corporate goals and objectives relevant to compensation of TPL’s Named Executive Officers (as defined below), review and approve TPL’s compensation plans and review and making recommendations regarding compensation for non-employee directors. During the Last Fiscal Year, the Compensation Committee held six (6) meetings and acted by written consent in lieu of holding a meeting four (4) times.

The Compensation Committee Charter is provided on the Company’s corporate website at www.TexasPacific.com.

Strategic Acquisitions Committee

The Strategic Acquisitions Committee consists of Karl F. Kurz, the chair, Barbara J. Duganier, Robert Roosa and Murray Stahl. The Strategic Acquisitions Committee is responsible for, among other things, assisting the Board in fulfilling its oversight responsibilities relating to evaluating potential acquisitions by reviewing, analyzing, assessing and, in the case of acquisitions involving cash consideration of $50.0 million or less (subject to an annual cap), approving, potential acquisitions being considered by the Company. For acquisitions involving consideration of more than $50.0 million reviewed by the Committee, the Strategic Acquisitions Committee must make a recommendation to the Board for approval. The Strategic Acquisitions Committee was established as a standing committee in May 2024. Since its establishment in May of 2024 through the remainder of 2024, the Strategic Acquisitions Committee held four (4) meetings.

The Strategic Acquisitions Committee Charter is provided on the Company’s corporate website at www.TexasPacific.com.

Ad Hoc Committees

From time to time, the Board constitutes ad hoc committees, the membership, duties and compensation, if any, of which are determined by the Board.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides information on the compensation arrangements for each of TPL’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), up to three other most highly compensated individuals who were serving as an executive officer at the end of the Last Fiscal Year, and up to two other individuals who would have been included as other most highly compensated individuals but who were not serving as executive officers at the end of the Last Fiscal Year, for services rendered to TPL and its subsidiaries in all capacities during the Last Fiscal Year (the “Named Executive Officers”). The compensation disclosures below reflect Fiscal Year 2024.

For Fiscal Year 2024, the following officers represented our Named Executive Officers:

•Tyler Glover, our President and Chief Executive Officer

•Chris Steddum, our Chief Financial Officer

•Micheal W. Dobbs, our Senior Vice President, Secretary, and General Counsel

Executive Summary

Our business activity is generated from our surface and royalty interest ownership, primarily in the Permian Basin. Our revenues are derived from oil and gas royalties, water sales, produced water royalties, easements and other surface-related income and land sales. Due to the nature of our operations and concentration of our ownership in one geographic location, our revenue and net income are subject to substantial fluctuations from quarter to quarter and year to year. In addition to fluctuations in response to changes in the market price for oil and gas, our financial results are also subject to decisions by the owners and operators of not only the oil and gas wells to which our oil and gas royalty interests relate, but also to other owners and operators in the Permian Basin as it relates to our other revenue streams, principally water sales, produced water royalties, easements and other surface-related revenue.

Business and Financial Performance 2024 Highlights

•Water Service and Operations segment achieved record performance in 2024 for the following:

◦Water sales revenue of $150.7 million

◦Produced water royalties revenue of $104.1 million

◦Total segment revenues of $265.0 million

◦Total segment net income of $139.1 million

•Net income of $454.0 million, or $19.75 per share (basic) and $19.72 (diluted)

•Revenues of $705.8 million

•Adjusted EBITDA(1) of $610.7 million

•Free cash flow(1) of $461.1 million

•Royalty production of 26.8 thousand barrels of oil equivalent per day

•Closing price of TPL’s Common Stock increased 111% from December 31, 2023 to $1,105.96 per share as of December 31, 2024.

•Total cash dividends of $15.11 per share paid during 2024

•Three-for-one stock split effected March 26, 2024

•Published annual update of ESG disclosure, including metrics for 2023

(1)    Adjusted EBITDA and free cash flow are non-GAAP performance measures. Reconciliations of Non-GAAP measures are provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Performance Measures.”
Key Aspects of 2024 Design

Following a substantial redesign of our compensation programs in 2022, and based on positive feedback from our stockholders, the Compensation Committee generally maintained the overall program structure in 2024. This program design is based on typical practices among our Reference Group (see below) while reflecting the unique aspects of TPL. The compensation program design is intended to meet the following objectives:

•Align executives’ financial interests more closely with stockholders;

•Tie a substantial portion of executive compensation with the Company’s performance (both stock price and financial performance) to incorporate risk into the awards, while relying heavily on formulaic incentive compensation;

•Incorporate long-term vesting periods for a substantial portion of executive compensation to help ensure continuity of the management team;

•Ensure transparency for participants and stockholders about how outcomes are determined with an appropriate and competitive level of pay at risk;

•Meet common governance standards for public companies, and assess and control the program to avoid creating undue risk or encouraging excessive risk-tasking by executives; and

•Ensure a competitive compensation program.

We believe that our program has an appropriate balance of risk and reward in relation to our overall business strategy and that the balance of compensation elements discourages excessive risk-taking.

We have maintained the key aspects of our compensation program for 2025.

Decision-Making Process

Compensation Philosophy and Approach

TPL’s 2024 executive compensation program is designed to recruit and retain an executive team and to reward performance in achieving TPL’s goal of creating stockholder value. The 2024 executive compensation program consists principally of a salary, an annual cash incentive (sometimes referred to as awards under a non-equity incentive plan), and long-term share-based compensation as discussed below:

Key Compensation Component	Purpose	Philosophy
Base Salary	•Provide a competitive level of fixed compensation	•Set at a competitive level annually by the Compensation Committee and the Board, as applicable •Based on evaluation of executive officers’ performance and contributions and competitive market data
Annual Cash Incentive
•Align executive officer pay with performance

•Reward for achievement of annual goals, both financial and non-financial

•Establish strategic priorities for the year through the strategic portion of the award

•Individual target levels set at a competitive level based on competitive market data and executive officers’ contribution level

•Payouts heavily influenced by performance against pre-set goals

•Portion of award earned through achievements against strategic priorities

Long-Term Incentives
•Align executive pay with long-term stockholder experience through share ownership

•Encourage long-term retention through extended vesting periods

•Tie executive pay outcomes to long-term performance through performance-based awards

•Individual awards set at a competitive level based on competitive market data and executive officers’ contribution level

•At least 50% of each executive officers’ awards are performance-based

•Performance tied to long-term share price and financial performance, based on pre-set goals

As part of its compensation program, TPL also maintains both a qualified defined benefit pension plan (the “Pension Plan”) and a qualified defined contribution plan which are both available to employees generally, including the Named Executive Officers. These plans are designed to assist employees in planning for their retirement. The Pension Plan was frozen as of December 31, 2024 and no future benefit accruals will be made. In conjunction with freezing the Pension Plan, the Board has approved a discretionary contribution to employees’ 401(k) plan for 2025. See further discussion of the freezing of the

Pension Plan in Note 8, “Pension and Other Postretirement Benefits” in the notes to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”

Consideration of 2024 Say on Pay Vote

At our November 2024 annual meeting of stockholders, the majority of our stockholders voted to approve our executive compensation program, with approximately 88% approval among votes cast. The Compensation Committee viewed this as support of its approach and philosophy and as a basis for continuing with the program described in this CD&A for 2024.

In 2024, we reached out to stockholders representing 48% of our outstanding shares of Common Stock and held meetings with stockholders representing 32% of our outstanding shares of Common Stock (measured as of September 3, 2024) to discuss their perspectives on various issues, including executive compensation. Independent members of our Board participated in and led each of these meetings with stockholders. The participating members of our Board were joined in these meetings by one or more of the Company’s Chief Executive Officer, Chief Financial Officer, Senior Vice President, Secretary and General Counsel, and Vice President of Finance and Investor Relations.

Following these meetings, the Compensation Committee met with senior management to discuss what we learned during this comprehensive outreach process. In general, we learned that institutional stockholders were not seeking significant changes to our compensation program. Many expressed support for our overall compensation philosophy and instead suggested modest changes, including enhancing our proxy statement disclosures and increasing the proportion of performance-based equity that we award over the long term.

Some investors expressed concern about the definition of Adjusted EBITDA used for our Adjusted EBITDA margin calculation (calculated as Adjusted EBITDA divided by total revenues), such as the inclusion of interest income and other non-operating or non-recurring items (e.g., legal expenses). The Compensation Committee includes interest income in calculating Adjusted EBITDA because (i) this approach aligns with TPL’s capital allocation strategy, (ii) the incentive goals established for Adjusted EBITDA margin include an assumed level of interest income and, therefore, its removal would have minimal impact and (iii) TPL is relatively unique in generating a significant amount of net interest income due to its lack of debt and, therefore, interest income is of heightened significance. The Compensation Committee continues to evaluate the use of Adjusted EBITDA margin as a short-term incentive metric. With respect to legal expenses, after due consideration, the Compensation Committee determined to not adjust for TPL’s excess legal expenses when calculating Adjusted EBITDA because its adjustment in both the goal and actual results achieved under the 2024 annual incentive plan would have increased the annual cash bonuses earned by the management team even if interest income had been removed from the calculation.

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

In establishing the Named Executive Officers’ compensation for 2024, the Compensation Committee Chair and the full Compensation Committee met multiple times, including with management and/or the Compensation Committee’s independent compensation consultant, to review market practices, evaluate potential alternatives, determine appropriate metrics and goals, and review strategic goals and performance.

Role of Management

Our CEO, Mr. Glover, provided recommendations for compensation for his direct reports. Additionally, the management team provided the Compensation Committee with financial performance information to assist with the assessment of company and individual performance in determining the bonuses for 2024. The Compensation Committee considered this information in its decision-making process. No member of management participated in discussions relating to his or her own compensation.

Role of the Independent Consultant

Since 2021, the Compensation Committee has used Meridian Compensation Partners (“Meridian”) as its independent compensation consultant to assist the Compensation Committee in fulfilling its responsibilities related to the oversight of TPL’s executive officer and non-employee director compensation. The Compensation Committee determined that Meridian was independent from management based upon the consideration of various relevant factors, including that Meridian did not provide any services to TPL except advisory services to the Compensation Committee, and that Meridian maintained, and adhered to, policies and procedures that were designed to prevent conflicts of interests.

The independent compensation consultant advises the Compensation Committee in the development of pay strategies regarding our executive officers, including our Chief Executive Officer, and non-employee directors. The Compensation Committee reviews and discusses matters involving executive officer and non-employee director compensation. Following this review, the Compensation Committee makes a determination and/or recommendation to the Board, as applicable under the Compensation Committee’s Charter, regarding, among other things (a) the compensation of the Chief Executive Officer and the compensation of executive officers other than the Chief Executive Officer, in each case including salary, bonus, benefits, incentive awards and perquisites, and (b) compensation for TPL’s non-employee directors.

Benchmarking Process

Determining the 2024 Compensation Program

As described below, the Compensation Committee asked Meridian to review market data as part of the process of establishing 2024 compensation for our Named Executive Officers. As part of this process, the Compensation Committee noted that TPL is a unique organization in a number of ways:

•It is the largest publicly-traded mineral royalty focused organization, with a market capitalization more than double the next largest publicly-traded mineral royalty focused organization. The closing price of TPL’s Common Stock increased 111% from December 31, 2023 to December 31, 2024;

•Unlike most mineral royalty focused organizations, TPL also owns and manages a large amount of surface rights;

•These surface rights allow the creation of additional business lines, such as our water business and SLEM;

•TPL’s legacy assets carry zero basis on the balance sheet; and

•TPL’s financial profile is unusual with no debt, limited book assets, and high margins. TPL also returns a significant portion of its cash flow to stockholders through dividends and share repurchases.

As a result of these unique characteristics, TPL does not have any direct peers. Instead of reviewing peer group market data, the Compensation Committee asked Meridian to review compensation for a group of comparable reference companies (the “Reference Group”) that may represent our competition for executive talent. The Reference Group (listed below) represents companies which operate in ancillary businesses such as royalty/non-operating companies (“Royalty/Non-Op”), midstream companies, water companies and E&P companies that have business lines similar to TPL and are similar in market capitalization, enterprise value, and/or Adjusted EBITDA.

	2024 Reference Group	2025 Reference Group
Royalty/Non-Op Companies
Black Stone Minerals, L.P.	✓	✓
Freehold Royalties		✓
Kimbell Royalty Partners	✓	✓
Northern Oil & Gas, Inc.	✓	✓
PrairieSky Royalty Ltd	✓	✓
Sitio Royalties Corp	✓	✓

Midstream/Water Companies
Aris Water Solutions		✓
DT Midstream, Inc.	✓	✓
EnLink Midstream, LLC	✓	✓
Equitrans Midstream Corporation	✓	Acquired
Kinetic Holdings		✓
NuStar Energy L.P.	✓	Acquired
Select Water Solutions		✓
Western Midstream Partners, L.P.	✓	✓

E&P Companies
Callon Petroleum Co	✓	Acquired
Civitas Resources		✓
Marathon Oil Corp	✓	Acquired
Matador Resources Co	✓	✓
Ovintiv		✓
Permian Resources		✓
Range Resources Corp	✓	✓
SM Energy Co	✓	✓
Southwestern Energy Co	✓	Acquired

2024 Compensation Program

TPL’s 2024 executive compensation program is designed to reward performance in achieving TPL’s goals of creating stockholder value as detailed below.

Base Salaries

Our Named Executive Officers receive a base salary to provide a competitive level of fixed compensation based on each individual’s role, experience, qualifications, and individual performance. The base salaries as of the end of 2024 for our Named Executive Officers were as follows:

Named Executive Officer	Base Salary as of December 31, 2024
Tyler Glover	$850,000
Chris Steddum	$525,000
Micheal W. Dobbs	$440,000

The base salary for Mr. Glover is unchanged from 2023. The Compensation Committee increased the base salaries for Mr. Steddum and Mr. Dobbs for 2024 to better align with market data from the Reference Group.

2024 Annual Incentive Targets

Each of the Named Executive Officers is eligible to earn an annual cash bonus, based on the target bonus, which is expressed as a percentage of base salary and established based on references to market data as described above. The target bonuses as a percentage of salary for each of our Named Executive Officers for 2024 is as follows:

Named Executive Officer	2024 Target Bonus as a % of Salary
Tyler Glover	110%
Chris Steddum	90%
Micheal W. Dobbs	75%

Target bonuses as a percentage of base salary were unchanged from 2023.

The Compensation Committee has established a structured annual incentive program, with goals tied to key metrics for the Company, pursuant to which the bonuses discussed above are awarded. For 2024, the metrics included two performance metrics (Adjusted EBITDA margin and free cash flow/share (“FCF”) as well as several strategic objectives, as outlined below.

2024 Annual (Short-Term) Incentive Program Summary

Metric	Weight	Rationale
Adjusted EBITDA Margin %	25%	TPL has one of the highest Adjusted EBITDA margins of any company in the oil and gas industry and maintaining high margins is a priority for the management team.
FCF per Fully Diluted Share(1)	50%	Generating FCF is a high priority for TPL, which enables greater returns to stockholders in the form of dividends and share repurchases.
Strategic Objectives	25%	These objectives were established based on key strategic priorities to ensure long-term success, such as safety and environmental performance, increasing use of TPL’s land, SLEM, and water services, leveraging TPL’s land to explore other non-oil and gas revenue streams and generating an appropriate return on new capital spend.

(1)Calculated as FCF divided by the diluted weighted average number of shares outstanding.

As part of its ongoing evaluation of the annual incentive program and after considering feedback from stockholders, the Compensation Committee determined to reduce the weight of Adjusted EBITDA margin in the calculation of the annual cash bonuses our executive officers are eligible to receive for 2024. As a result, the weighting of the metrics used for purposes of the 2024 annual incentive plan was adjusted as follows:

Metric	2023 Weight	2024 Weight
Adjusted EBITDA Margin	37.5%	25.0%
FCF per Fully Diluted Share	37.5%	50.0%
Strategic Objectives	25.0%	25.0%

Goals for each of the 2024 metrics were established at the beginning of 2024, based on expectations for the year. The threshold, target, and maximum levels of performance for each performance metric are outlined below. At threshold, target, and maximum performance levels, 50%, 100%, and 200% of the target bonus would be earned, respectively, for each metric.

Metric	Weighting	Threshold	Target	Maximum	Actual Results
Adjusted EBITDA Margin %	25.0%	78.0%	83.0%	88.0%	86.5%
FCF per Fully Diluted Share	50.0%	$11.00	$15.67	$20.33	$20.03

TPL’s performance against the pre-established financial goals can be heavily influenced by the impact of changes in commodity prices. To mitigate this impact, the Committee implemented a commodity adjustment calculation in 2022 and beyond, which uses a collar on commodity prices. Within the collar range, no adjustment is made for commodity prices. If

TPL’s total commodity price realization falls below or rises above the collar range, a floor or cap on prices is applied. This provides our management team with some exposure to commodity price fluctuations, in line with our stockholders, but limits the exposure with significant changes in commodity prices. In 2024, the collar for commodity prices ranged from $29.83 per Boe to $47.24 per Boe. Actual realizations of $39.87 per Boe were within the range of the collar for 2024, thus no adjustment to price per Boe was necessary for determining adjusted EBITDA margin and FCF per fully diluted share.

Based on final financial results, TPL exceeded the Target level on both of the financial metrics, earning 171% of target on the Adjusted EBITDA margin metric and 194% of target on the FCF per fully diluted share metric.

The Compensation Committee also established strategic objectives for the year which were intended to encourage our management team to take action to improve TPL’s long-term opportunities for success, but which did not directly impact financial results in 2024. The material aspects of the objectives are outlined below.

Strategic Objectives	Results
Safety: Maintain a total recordable incident rate (“TRIR”) score at or below the industry average	No reported safety incidents; TRIR score is zero
ESG: Remain below FY21 Scope 1 Emissions level (assuming no significant acquisitions)	Scope 1 emissions declined 8% compared to 2021 levels resulting from electrification of water facilities
Environmental: Zero produced water spills	Zero spills
Active Management: Maintain N. Delaware development market capture rate above TPL acreage ownership	Achieved lateral feet drilled capture rate of 13% above average ownership level
Growth: Secure four new SWD permits and execute one new long-term agreement on recently acquired assets	Exceeded the goal of securing four new SWD permits
Capital Returns: Achieve ROIC of 8% for acquisitions and growth capital deployed throughout the year	Actual ROIC results exceeded 8%

Given the challenging nature of the strategic objectives and the 2024 actual results, the Compensation Committee scored the strategic objectives at 200% of target.

Based on the achievement of all three metrics, bonuses were earned at 189.4% of target for each of the Named Executive Officers, as outlined below:

Named Executive Officer	Actual Bonus for 2024
Tyler Glover	$1,771,181
Chris Steddum	$895,062
Micheal W. Dobbs	$625,123

For 2025, the Compensation Committee has approved a change in metrics for the short-term incentive program from Adjusted EBITDA margin to Adjusted EBITDA. As TPL's revenue has grown, it has become more difficult to ensure alignment between maximizing FCF and increasing the Adjusted EBITDA margin. While maintaining our high Adjusted EBITDA margin remains a priority for TPL management, the Compensation Committee has determined that using Adjusted EBITDA as a metric for the short-term incentive program provides a more appropriate incentive for management.

2024 Long-Term Incentive Program

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

To meet the objectives of the program, the Compensation Committee established a long-term incentive program for the Named Executive Officers that uses a combination of PSUs and RSUs. Each of the primary vehicles is summarized in the table below and described in more detail later in this section.

Vehicle	Weight	Rationale
PSUs Tied to Relative Total Stockholder Return (“RTSR”) against the XOP Index	25%	Earned if TPL performs well against a broad group of energy companies included in the XOP index. The maximum amount can only be earned if TPL is in the top 10% of this index.
PSUs Tied to Three-Year Cumulative FCF per Fully Diluted Share	25%	Earned if TPL meets pre-established goals for generating FCF over the three-year performance period. Generating FCF enables greater returns to stockholders in the form of dividends and share repurchases.
Time-Based Restricted Stock Units (RSUs)	50%	Increases alignment between executives’ interests and stockholders through share ownership of our executive team. Encourages continuity of the management team due to long-term (three-year) vesting provisions.

Performance Share Units (PSUs)

PSUs comprise 50% of our Named Executive Officers’ long-term incentive compensation for 2024. The Compensation Committee believes that PSUs create alignment between our executive officers and our long-term performance as measured by RTSR against a broad energy industry index (50% of PSUs) and the generation of free cash flow per fully diluted share over a three-year period (50% of PSUs). These awards vest, if at all, at the end of a three-year performance period.

The PSUs tied to RTSR (the “RTSR PSUs”) are intended to measure the performance of TPL’s stock against a broad set of energy industry companies included in the XOP index. Measuring RTSR against this group helps mitigate the impact of commodity price swings on the measurement of our performance. While TPL does not have any direct peers, the broad XOP index comprises many of our customers and other companies that are similarly impacted by fluctuations in commodity prices.

The RTSR PSUs can be earned between 0% and 200% of the target number of shares based on our RTSR percentile ranking against the constituents of the XOP index as follows:

Percentile Rank	Shares Earned as a % of Target (1)
90th or above	200%
70th	150%
50th	100%
25th	25%
< 25th	—%

(1)Payouts are interpolated between the points in the table.

RTSR is measured using an average closing price at the beginning and end of the performance period. In the case of the 2024 awards, the average closing price over the month of January 2027 will be compared against the average closing price over the month of January 2024, assuming reinvestment of dividends from February 1, 2024 to January 31, 2027.

The remaining 50% of PSUs (the “FCF PSUs”) measure our cumulative FCF per fully diluted share against our initial targets over a three-year period. If the Company is able to outperform and generate greater FCF, it will help enable an increase in returns to stockholders through dividends and share repurchases. By measuring FCF on a per share basis, it requires our management team to ensure any dilution to our stockholders results in sufficiently greater FCF on an absolute basis.

The FCF PSUs can be earned between 0% and 200% of the target number of shares based on cumulative FCF per fully diluted share as follows:

Performance Level	Cumulative 3 Year FCF/Share	Shares Earned as a % of Target (1)
Maximum	$63.33/Share	200%
Target	$50/Share	100%
Threshold	$36.67/Share	25%
Below Threshold	<$36.67/Share	—%

(1)Payouts are interpolated between the points in the table.

Restricted Stock Units (RSUs)

RSUs made up the other 50% of our Named Executive Officers’ long-term incentive compensation for 2024. Regular grants of RSUs are intended to help build an ownership stake in TPL, thereby further aligning the interests of executives with the interests of TPL stockholders. The RSUs serve as a retention tool by creating a substantial forfeitable stake in the Company. The RSUs vest based on continued service to TPL in one-third increments per year, beginning on the first anniversary of the grant date.

2024 Long-Term Incentive Grants

In early 2024, the Compensation Committee established target long-term incentive grant levels for each of its Named Executive Officers based on a review of market data from the Reference Group and consideration of other factors such as experience and expertise, individual and company performance, and potential competitive opportunities for each of our Named Executive Officers. The target long-term incentive grant levels were established as a percentage of base salary and converted into a number of units based on the stock price on the grant date.

The February 2024 awards are summarized in the table below:

Name and Position	Base Salary	Target LTI as % of Base Salary	Target LTI Dollar Amount (1)	Number of PSUs (at Target)	Number of RSUs
Tyler Glover	$850,000	425%	$3,612,500	3,804	3,804
Chris Steddum	$525,000	375%	$1,968,750	2,076	2,076
Micheal W. Dobbs	$440,000	260%	$1,144,000	1,206	1,206

(1)The Target LTI Dollar Amount does not match the accounting values in the Summary Compensation Table as the accounting value of the RTSR PSUs is based on a Monte Carlo valuation.

2024 PSU Vestings

Following the end of the 2022-2024 performance period, the Compensation Committee certified the results of the PSU awards granted to our Named Executive Officers in 2022. The awards were split between 50% RTSR PSUs and 50% FCF PSUs. The results for each are presented in the following table:

PSUs	Threshold (25% Payout)	Target (100% Payout)	Maximum (200% Payout)	Actual Results	Percentage of Targeted Shares Earned
RTSR PSUs	25th percentile	50th percentile	90th percentile	265%	200%
FCF PSUs	$35.00/share	$42.50/share	$50.00/share	$57.58	200%

Other Compensation

TPL’s Named Executive Officers are eligible to participate in the same benefit programs as are available to all TPL employees generally. These include both the Pension Plan and a qualified defined contribution plan. These plans are designed to assist employees in planning for their retirement. There are no supplemental non-qualified programs that are maintained solely for the benefit of our executives. The Pension Plan was frozen as of December 31, 2024 and no future benefit accruals will be made. See further discussion of the freezing of the Pension Plan in Note 8, “Pension and Other Postretirement Benefits” in the notes to our consolidated financial statements included under Part II, Item 8, “Financial and Supplementary Data.”

TPL also provides certain executive officers with minimal perquisites, including an automobile allowance.

Other Governance Features

Stock Ownership Guidelines

The Company believes that it is in the best interests of our stockholders for our executive officers, including our Named Executive Officers, to maintain a significant ownership position in TPL to create substantial alignment between our senior management and our stockholders. Therefore, we have established stock ownership guidelines applicable to all of our executive officers. The ownership guidelines require each of our executive officers to hold shares of Common Stock with an aggregate value of at least a specified multiple of base salary as follows:

•CEO – 5x base salary

•Other Named Executive Officers – 2x base salary

•Other Executive Officers – 1x base salary

Shares counting towards the guideline include TPL shares held outright and unvested time-based restricted shares, if any. PSUs and RSUs do not count until earned. Until and unless each officer has achieved the desired ownership level, he or she is required to retain at least 50% of the after-tax shares received upon vesting of equity awards.

Employment Agreements

The Company has entered into employment agreements with each Named Executive Officer following approval from the Compensation Committee. These employment agreements provide for minimum levels of compensation and provide severance protections for the officer upon a termination of employment without Cause or for Good Reason (each as defined in the applicable agreement). These agreements help match competitive practices and also include certain restrictive covenants designed to protect the Company. The provisions of these agreements are summarized under the “Employment Agreements” below.

Accounting and Tax Considerations

In setting the components of our executive compensation program, the Committee considers the impact of the following tax and accounting provisions:

Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction by public companies for compensation over $1 million paid individually to covered employees, as defined in the Code. Tax deductibility is only one factor considered by the Compensation Committee in making compensation decisions that are in the best interest of TPL and our stockholders.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation” (“ASC Topic 718”). ASC Topic 718 requires a public company to measure the cost of employee services received in exchange for an award of equity based on the grant date fair value of the award. Our equity awards to the Named Executives Officers (and to our other employees) are structured in a manner that is intended to maintain the appropriate accounting treatment.

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

Code Sections 280G and 4999. The change of control benefits in our Named Executive Officers’ employment agreements provide that, upon a change of control, we will either (i) reduce the amount of severance benefits otherwise payable to the executive officer so that such severance benefits will not be subject to excise tax for purposes of Sections 280G and 4999 of the Code, or (ii) pay the full amount of severance benefits to the executive officer (but with no tax “gross-up”), whichever produces the better after-tax result for the executive officer (often referred to as the “best-of-net” approach).

Risk Assessment

The Compensation Committee has reviewed the relationship between our risk management policies and compensation policies and practices and concluded that we do not have any compensation policies or practices that expose us to risks that are reasonably likely to have a material adverse effect on TPL.

Other Compensation-Related Policies

We have an Insider Trading Policy that sets forth terms, conditions, timing, limitations, and prohibitions with respect to trading in the Company’s securities. The Insider Trading Policy also generally prohibits executive officers, among others, from hedging, including engaging in publicly-traded options, puts, calls, or other derivative instruments relating to the Company’s securities, or selling the Company’s securities “short.” The Insider Trading Policy also requires that such persons obtain pre-approval from the Company’s General Counsel for all pledges, and the deposit in margin accounts, of the Company’s securities. The Insider Trading Policy is discussed further under Part III, Item 10. “Directors, Executive Officers and Corporate Governance — Matters Relating to Our Governance — Insider Trading Policy: Anti-Hedging Policy” above.

We have adopted a Clawback Policy in accordance with SEC rules and NYSE listing standards that requires covered executives to reimburse the Company, or forfeit, any excess incentive compensation received by them during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement under the securities laws. The Clawback Policy is discussed further under Part III, Item 10. “Directors, Executive Officers and Corporate Governance — Matters Relating to Our Governance — Clawback Policy” above.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Named Executive Officers:

Name and Position	Year	Salary	Stock Awards (1)		Non-Equity Incentive Plan (2)	Change in Actuarial Present Value of Accumulated Benefits (3)	All Other Compensation (4),(5)	Total
Tyler Glover	2024	$850,000	$4,756,794	(6)	$1,771,181	$—	$35,100	$7,413,075
President and Chief Executive Officer	2023	$850,000	$3,771,255		$1,412,785	$40,477	$34,200	$6,108,717
	2022	$850,000	$3,766,469		$1,636,250	$—	$32,700	$6,285,419

Chris Steddum	2024	$525,000	$2,595,979	(6)	$895,062	$13,148	$20,700	$4,049,889
Chief Financial Officer	2023	$500,000	$1,806,913		$679,950	$26,724	$19,800	$3,033,387
	2022	$475,000	$1,554,798		$748,125	$—	$18,300	$2,796,223

Micheal W. Dobbs	2024	$440,000	$1,508,069	(6)	$625,123	$23,226	$20,700	$2,617,118
Senior Vice President, Secretary and General Counsel	2023	$420,000	$1,166,994		$475,965	$31,869	$19,800	$2,114,628
	2022	$400,000	$957,084		$525,000	$24,285	$18,000	$1,924,369

(1)Amounts reflect rounding up to full shares upon conversion of approved dollar-denominated awards. The amounts presented in this column do not reflect compensation actually received by the Named Executive Officers. Rather, the amounts represent the aggregate grant date fair value of RSUs and PSUs granted to the Named Executive Officers in each year reported, in each case computed in accordance with ASC Topic 718, excluding the effect of any estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts is included in Note 9, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)Amounts consist of cash bonuses approved by the Compensation Committee with respect to all Named Executive Officers for the respective year. Bonuses were accrued as of December 31 of each respective year and paid and/or expected to be paid on or before March 15 of the following year.

(3)Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under the Pension Plan over the prior year. For further information regarding TPL’s pension plan, see Note 8, “Pension and Other Postretirement Benefits” in the notes to our consolidated financial statements included under Part II, in Item 8. “Financial Statements and Supplementary Data.” For 2024, the actuarial result value of accumulated benefits decreased by $12,109 for Mr. Glover, and as amount is negative it is reported as zero in the table. For 2022, the actuarial present value of accumulated benefits decreased by $122,716 for Mr. Glover and decreased by $7,421 for Mr. Steddum, and as amounts are negative, are reported as zero in the table.

(4)The amount presented includes contributions by TPL to the account of the Named Executive Officer under the Company’s defined contribution retirement plan.

(5)The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in the table because the amount was below the SEC’s $10,000 threshold for disclosure, except for Mr. Glover, whose perquisites consisted of $14,400 in automobile allowance for each of 2024, 2023, and 2022.

(6)Represents the aggregate grant date fair value of PSUs and RSUs granted to the Named Executive Officer in February 2024. The reported grant date fair value of PSUs granted to the Named Executive Officers is based on the probable outcome of the performance conditions. The maximum grant date fair value of stock awards granted to Mr. Glover, Mr. Steddum and Mr. Dobbs, assuming achievement of the highest level of performance conditions for the PSUs is $4,756,794, $2,595,979 and $1,508,069, respectively.

Grants of Plan Based Awards During 2024

The following table sets forth certain information concerning equity awards granted to our Named Executive Officers during the Last Fiscal Year:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (in units) (1)	Target (in units) (1)	Maximum (in units) (1)
Tyler Glover
	Bonus(4)		$467,500	$935,000	$1,870,000
	RTSR PSU	February 13, 2024				476	1,902	3,804		$1,144,135
	FCF PSU	February 13, 2024				476	1,902	3,804		$1,806,329
	RSU	February 13, 2024							3,804	$1,806,329

Chris Steddum
	Bonus(4)		$236,250	$472,500	$945,000
	RTSR PSU	February 13, 2024				260	1,038	2,076		$624,402
	FCF PSU	February 13, 2024				260	1,038	2,076		$985,789
	RSU	February 13, 2024							2,076	$985,789

Micheal W. Dobbs
	Bonus(4)		$165,000	$330,000	$660,000
	RTSR PSU	February 13, 2024				151	603	1,206		$362,731
	FCF PSU	February 13, 2024				151	603	1,206		$572,669
	RSU	February 13, 2024							1,206	$572,669

(1)    These PSUs will vest three years after grant if certain performance metrics are met. For further discussion of performance metrics, see “2024 Compensation Program — 2024 Annual Long-Term Incentive Program” above and Note 9, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)    These RSUs will vest in one-third increments over a three-year period, beginning on the first anniversary of the grant date. For further discussion, see “2024 Compensation Program — 2024 Annual Long-Term Incentive Program” above and Note 9, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

(3)    Represents the grant date fair value of each equity award computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. For RSUs and FCF PSUs, grant date fair value is based upon the closing stock price on the grant date. For FCF PSUs, grant date fair value reflects the maximum number of units based upon probability analysis as of December 31, 2024. For RTSR PSUs, grant date fair value is determined using a Monte Carlo simulation model and the value reflected in the table is based upon target units. A discussion of the assumptions used in the calculation of these amounts is included in Note 9, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

(4)    The amounts presented in this row represent possible payout amounts under the annual incentive program based on the achievement of the performance goals described above in “2024 Compensation Program — 2024 Annual (Short-Term) Incentive Program Summary.” See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table for actual amounts paid to each Named Executive Officer for the 2024 performance period.

Outstanding Equity Awards as of December 31, 2024

The following table sets forth certain information concerning outstanding equity awards of our Named Executive Officers at the end of the Last Fiscal Year. All outstanding stock awards reported in this table represent RSUs and PSUs that vest as described in the footnotes to the table. At the end of the Last Fiscal Year, no options or stock appreciation rights awards have been granted under TPL’s long term incentive plan.

		Outstanding Equity Awards at December 31, 2024
		Stock Awards
Name	Award Type	Number of Shares or Units of Stock that have Not Vested (#) (1)	Market Value of Shares or Units of Stock that have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($) (3)
Tyler Glover
	RSU	6,828	$7,551,495
	RTSR PSU			5,103 (4)	$5,643,714
	FCF PSU			9,543(5)	$10,554,176

Chris Steddum
	RSU	3,438	$3,802,290
	RTSR PSU			2,448 (4)	$2,707,390
	FCF PSU			4,578 (5)	$5,063,085

Micheal W. Dobbs
	RSU	2,073	$2,292,655
	RTSR PSU			1,491(4)	$1,648,986
	FCF PSU			2,777 (5)	$3,071,251

(1)    Vesting of RSUs will occur as follows:

	February 10, 2025	February 11, 2025	February 13, 2025	February 10, 2026	February 13, 2026	February 13, 2027
Tyler Glover	882	1,254	1,266	888	1,269	1,269
Chris Steddum	423	516	690	423	693	693
Micheal W. Dobbs	273	321	402	273	402	402

(2)    The market value for RSUs is calculated based upon the closing price of our Common Stock of $1,105.96 per share as of December 31, 2024.

(3)    The market value for RTSR PSUs and FCF PSUs is calculated based upon the closing price of our Common Stock of $1,105.96 per share as of December 31, 2024.

(4)    For RTSR PSUs, the numbers presented represent number of target units. For further discussion of performance metrics, see “2024 Compensation Program” above. With respect to the RTSR PSUs granted to Messrs. Glover, Steddum and Dobbs on February 11, 2022, 1,875, 774 and 477 RTSR PSUs, respectively, will vest on February 11, 2025, assuming the target level of performance is achieved. With respect to the RTSR PSUs granted to

Messrs. Glover, Steddum and Dobbs on February 10, 2023, 1,326, 636 and 411 RTSR PSUs, respectively, will vest on February 10, 2026, assuming the target level of performance is achieved. With respect to the RTSR PSUs granted to Messrs. Glover, Steddum and Dobbs on February 13, 2024, 1,902, 1,038 and 603 RTSR PSUs, respectively, will vest on February 13, 2027, assuming the target level of performance is achieved.

(5)    For FCF PSUs granted on February 11, 2022, numbers presented represent maximum number of units based upon probability analysis as of December 31, 2024. For FCF PSUs granted on February 10, 2023, numbers presented represent 150% of the target number of units based upon probability analysis as of December 31, 2024. For FCF PSUs granted on February 13, 2024, numbers presented represent maximum number of units based upon probability analysis as of December 31, 2024. For further discussion of performance metrics, see “2024 Compensation Program” above. With respect to the FCF PSUs granted to Messrs. Glover, Steddum and Dobbs on February 11, 2022, 3,750, 1,548 and 954 FCF PSUs, respectively, will vest on February 11, 2025, assuming the maximum level of performance is achieved. With respect to the FCF PSUs granted to Messrs. Glover, Steddum and Dobbs on February 10, 2023, 1,989, 954 and 617 FCF PSUs, respectively, will vest on February 10, 2026, assuming the 150% level of performance is achieved. With respect to the FCF PSUs granted to Messrs. Glover, Steddum and Dobbs on February 13, 2024, 3,804, 2,076 and 1,206 FCF PSUs, respectively, will vest on February 13, 2027, assuming the maximum level of performance is achieved.

Stock Awards Vested During 2024

The following table presents information concerning the vesting of stock, which consisted of RSUs, for our Named Executive Officers during the fiscal year ended December 31, 2024:

		Stock Awards Vested During Year Ended December 31, 2024
Name	Award Type	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Tyler Glover	RSU	2,130	$1,040,938

Chris Steddum	RSU	939	$458,892

Micheal W. Dobbs	RSU	588	$287,358

(1)    Amounts presented represent the gross number of shares acquired and value received upon vesting of RSUs, without reduction for the number of shares withheld to pay applicable withholding taxes. The value realized on vesting is based on the closing market price of our Common Stock on the applicable vesting date.

Pay Ratio Disclosure

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of our Chief Executive Officer during 2024, Mr. Glover. For purposes of calculating the 2024 ratio of the total annual compensation of the median employee to the total annual compensation of the Chief Executive Officer, we identified and calculated the elements of the median employee’s compensation using the same methodology reflected in the “Summary Compensation Table” above. We used December 31, 2024 as the measurement date for identifying the median employee. Base salary amounts were annualized for any employee who had less than a full year of service during 2024. Total compensation for Mr. Glover, the Chief Executive Officer, was determined to be $7,413,075 and was approximately 46 times the median annual compensation of all of our employees, excluding the Chief Executive Officer, of $162,405. For purposes of this calculation, the Company had 110 employees, excluding the Chief Executive Officer.

Employment Agreements

Mr. Glover

On October 13, 2023, the Company entered into an amended and restated employment agreement with Mr. Glover, its President and Chief Executive Officer (the “Glover Agreement”). The Glover Agreement became effective as of October 13, 2023 and replaced and superseded the Company’s prior employment agreement with Mr. Glover that became effective on January 1, 2022 (“Prior Glover Agreement”).

The term of the Glover Agreement ends on December 31, 2026, with automatic one (1) year extensions unless notice not to renew is given at least 120 days prior to the relevant end date.

Under the Glover Agreement, Mr. Glover receives a base salary of $850,000 per annum, subject to annual review, and is eligible for an annual cash bonus (“Bonus”) a target value of at least 100% of such base salary for achievement of specified performance targets. Mr. Glover is also eligible to receive annual long-term incentive awards (“LTI Awards”) under the Texas

Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) as determined by the Board or Compensation Committee, the target amount of which, when added to Mr. Glover’s target Bonus for the year, will be at least 300% of his base salary for the relevant year. Prior to the effective date of the Glover Agreement, in accordance with the terms of the Prior Glover Agreement, Mr. Glover was entitled to a base salary of $850,000, a Bonus with a target value of at least 100% of base salary, and LTI awards, the target amount of which, when added to the target Bonus, would be at least 300% of base salary.

The Glover Agreement provides for payment of severance benefits if Mr. Glover’s employment is terminated by the Company without cause or by Mr. Glover for good reason, provided that Mr. Glover executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid Bonuses, (ii) LTI Award benefits to the extent provided for pursuant to the underlying award and plan documents, (iii) a pro rata Bonus for the year of termination, (iv) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage for Mr. Glover and his dependents, and (v) an amount equal to two times the greater of (A) the average of his base salary and Bonus for the preceding three years, or (B) his base salary and target Bonus for the year of termination. If Mr. Glover’s employment is terminated by the Company without cause or by Mr. Glover for good reason within 24 months following a change in control of the Company as defined in the Glover Agreement, then, in lieu of the amount specified in clause (v), Mr. Glover will be entitled to an amount (“Glover CIC Severance Amount”) equal to 2.99 times the greater of (a) the average of his base salary and Bonus for the three years preceding the year in which the change in control occurs, and (b) his base salary and target Bonus for the year in which the change in control occurs. In addition to the foregoing, Mr. Glover will be entitled to (x) a payment equal to the value of his restrictive covenants, which payment shall offset an equal amount of the Glover CIC Severance Amount; (y) 12 months of outplacement services paid for by the Company (not to exceed $30,000); and (z) 12 months of financial planning services paid for by the Company (not to exceed $30,000). If Mr. Glover’s employment terminates due to death or disability, he or his estate will be entitled to the benefits described in clauses (i), (ii) and (iii) above. Mr. Glover will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses, following termination of employment for any reason.

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

Mr. Steddum

On October 13, 2023, the Company entered into an amended and restated employment agreement with Mr. Steddum, its Chief Financial Officer (the “Steddum Agreement”). The Steddum Agreement was effective as of October 13, 2023 and replaced and superseded the Company’s prior employment agreement with Mr. Steddum that became effective on January 1, 2022.

The term of the Steddum Agreement ends on December 31, 2026, with automatic one (1) year extensions unless notice not to renew is given at least 120 days prior to the relevant end date.

Under the Steddum Agreement, Mr. Steddum receives (and prior to the effective date of the Steddum Agreement, Mr. Steddum received) a base salary of $500,000 per annum, subject to annual review, and is eligible for an annual cash Bonus with a target value of up to at least 90% of such base salary for achievement of specified performance targets. Mr. Steddum is (and prior to the effective date of the Steddum agreement was) also eligible to receive annual LTI Awards as determined by the Board or the Compensation Committee, the target amount of which, when added to Mr. Steddum’s target Bonus for the year, will be at least 225% of his base salary for the relevant year.

The Steddum Agreement provides for payment of severance benefits if Mr. Steddum’s employment is terminated by the Company without cause or by Mr. Steddum for good reason, provided that Mr. Steddum executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid Bonuses, (ii) LTI Award benefits to the extent provided for pursuant to the underlying award and plan documents, (iii) a pro rata Bonus for the year of termination, (iv) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage for Mr. Steddum and his dependents, and (v) an amount equal to two times the greater of (A) the average of his base salary and Bonus for the preceding three years, or (B) his base salary and target Bonus for the year of termination. If Mr. Steddum’s employment is terminated by the Company without cause or by Mr. Steddum for good reason within 24 months following a change in control of the Company as defined in the Steddum Agreement, then, in lieu of the amount specified in clause (v) of the preceding sentence, Mr. Steddum will be entitled to an amount (“Steddum CIC Severance Amount”) equal to 2.99 times the greater of (a) the average of his base salary and Bonus for the three years preceding the year in which the change in control occurs, and (b) his base salary and target Bonus for the year in which the change in control occurs. In addition, Mr. Steddum will be entitled to (x) a payment equal to the value of his restrictive covenants, which payment shall offset an equal amount of the Steddum CIC Severance Amount; (y) 12 months of outplacement services paid for by the Company (not to exceed $30,000); and (z) 12 months of financial planning services paid for by the Company (not to exceed $30,000). If Mr. Steddum’s employment terminates due to death or disability, he or his estate will be entitled to the benefits described in clauses (i), (ii) and (iii) above. Mr. Steddum will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses, following termination of employment for any reason.

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

Mr. Dobbs

On October 13, 2023, the Company entered into a new employment agreement with Mr. Dobbs, its Senior Vice President, Secretary and General Counsel (the “Dobbs Agreement”). The Dobbs Agreement became effective as of October 13, 2023 and replaced and superseded the Company’s prior employment agreement with Mr. Dobbs that became effective on January 1, 2022.

The term of the Dobbs Agreement ends on December 31, 2026, with automatic one (1) year extensions unless notice not to renew is given at least 120 days prior to the relevant end date.

Under the Dobbs Agreement, Mr. Dobbs receives (and prior to the effective date of the Dobbs Agreement, Mr. Dobbs received) a base salary of $420,000 per annum, subject to annual review, and is eligible for an annual cash Bonus with a target value of at least 75% of such base salary for achievement of specified performance targets. Mr. Dobbs is (and prior to the effective date of the Dobbs Agreement was) also eligible to receive annual LTI Awards as determined by the Board or Compensation Committee, the target amount of which, when added to Mr. Dobbs’s target Bonus for the year, will be at least 175% of his base salary for the relevant year.

The Dobbs Agreement provides for payment of severance benefits if Mr. Dobbs’s employment is terminated by the Company without cause or by Mr. Dobbs for good reason, provided that Mr. Dobbs executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid Bonuses, (ii) LTI Award benefits to the extent provided for pursuant to the underlying award and plan documents, (iii) a pro rata Bonus for the year of termination, (iv) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage for Mr. Dobbs and his dependents, and (v) an amount equal to two times the greater of (A) the average of his base salary and Bonus for the preceding three years, or (B) his base salary and target Bonus for the year of termination. If Mr. Dobbs’s employment is terminated by the Company without cause or by Mr. Dobbs for good reason within 24 months following a change in control of the Company as defined in the Dobbs Agreement, then, in lieu of the amount specified in clause (v), Mr. Dobbs will be entitled to an amount (“Dobbs CIC Severance Amount”) equal to 2.99 times the greater of (a) the average of his base salary and Bonus for the three years preceding the year in which the change in control occurs, and (b) his base salary and target Bonus for the year in which the change in control occurs. In addition, Mr. Dobbs will be entitled to (x) a payment equal to the value of his restrictive covenants, which payment shall offset an equal amount of the Dobbs CIC Severance Amount; (y) 12 months of outplacement services paid for by the Company (not to exceed $30,000); and (z) 12 months of financial planning services paid for by the Company (not to exceed $30,000). If Mr. Dobbs’s employment terminates due to death or disability, he or his estate will be entitled to the benefits described in clauses (i), (ii) and (iii) above.

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

The Glover Agreement, the Steddum Agreement and the Dobbs Agreement each provide that we will either (i) reduce the amount of severance benefits otherwise payable to the executive officer under the applicable agreement so that such severance benefits will not be subject to excise tax for purposes Sections 280G and 4999 of the Code or (ii) pay the full amount of severance benefits payable to the executive officer under the applicable employment agreement (but with no tax “gross-up”), whichever produces the better after-tax result for the executive officer.

Potential Payments upon Termination or Change in Control

The table below presents the estimated value of payments and benefits that each Named Executive Officer would have been entitled to receive if the specified triggering event had occurred on December 31, 2024. Amounts presented for the vesting of equity awards are calculated based on the closing price of our Common Stock on the NYSE on December 31, 2024, which was $1,105.96 per share.

Name	Benefit	Death/Disability ($)		Change in Control ($)		Termination without Cause or by NEO for Good Reason within 24 Months of a Change in Control ($)		Termination without Cause or by NEO for Good Reason ($)
Tyler Glover
	Cash severance payment (1)	$—		$—		$7,345,649	(2)	$4,913,477	(3)
	Annual incentive plan bonus unpaid at end of year	1,771,181	(4)	—		1,771,181	(4)	1,771,181	(4)
	Continuation of benefits	—		—		49,723	(5)	49,723	(5)
	Vesting of 2022 RSUs (6)	2,842,447		—	(7)	2,842,447	(7)	2,842,447
	Vesting of 2022 PSUs	4,260,263	(8)	4,023,960	(9)	236,303	(8)(10)	4,260,263	(8)
	Vesting of 2023 RSUs (6)	2,984,561		—	(7)	2,984,561	(7)	2,984,561
	Vesting of 2023 PSUs	2,984,561	(8)	1,825,399	(9)	1,159,162	(8)(10)	2,984,561	(8)
	Vesting of 2024 RSUs (6)	4,264,550		—	(7)	4,264,550	(7)	4,264,550
	Vesting of 2024 PSUs	4,264,550	(8)	1,186,092	(9)	3,078,458	(8)(10)	4,264,550
	Other	—		—		60,000	(11)	—
	Total	$23,372,113		$7,035,451		$23,792,034		$28,335,313

Name	Benefit	Death/Disability ($)		Change in Control ($)		Termination without Cause or by NEO for Good Reason within 24 Months of a Change in Control ($)		Termination without Cause or by NEO for Good Reason ($)
Chris Steddum
	Cash severance payment (1)	$—		$—		$3,810,393	(2)	$2,548,758	(3)
	Annual incentive plan bonus unpaid at end of year	895,062	(4)	—		895,062	(4)	895,062	(4)
	Continuation of benefits	—		—		49,723	(5)	49,723	(5)
	Vesting of 2022 RSUs (6)	1,172,424		—	(7)	1,172,424	(7)	1,172,424
	Vesting of 2022 PSUs	1,758,636	(8)	1,660,934	(9)	97,702	(8)(10)	1,758,636	(8)
	Vesting of 2023 RSUs (6)	1,428,133		—	(7)	1,428,133	(7)	1,428,133
	Vesting of 2023 PSUs	1,431,509	(8)	875,561	(9)	555,948	(8)(10)	1,431,509	(8)
	Vesting of 2024 RSUs (6)	2,327,341		—	(7)	2,327,341	(7)	2,327,341
	Vesting of 2024 PSUs	2,327,341	(8)	647,978	(9)	1,679,363	(8)(10)	2,327,341
	Other	—		—		60,000	(11)	—
	Total	$11,340,446		$3,184,473		$12,076,089		$13,938,927

Micheal W. Dobbs
	Cash severance payment (1)	$—		$—		$2,876,468	(2)	$1,924,059	(3)
	Annual incentive plan bonus unpaid at end of year	625,123	(4)	—		625,123	(4)	625,123	(4)
	Continuation of benefits	—		—		49,723	(5)	49,723	(5)
	Vesting of 2022 RSUs (6)	722,541		—	(7)	722,541	(7)	722,541
	Vesting of 2022 PSUs	1,083,811	(8)	1,024,735	(9)	59,076	(8)(10)	1,083,811	(8)
	Vesting of 2023 RSUs (6)	921,703		—	(7)	921,703	(7)	921,703
	Vesting of 2023 PSUs	925,079	(8)	567,202	(9)	357,877	(8)(10)	925,079	(8)
	Vesting of 2024 RSUs (6)	1,352,010		—	(7)	1,352,010	(7)	1,352,010
	Vesting of 2024 PSUs	1,352,010	(8)	376,680	(9)	975,331	(8)(10)	1,352,010
	Other	—		—		60,000	(11)	—
	Total	$6,982,277		$1,968,617		$7,999,852		$8,956,059

(1)    The amount presented assumes that the Named Executive Officer did not have any accrued but unused vacation as of December 31, 2024.
(2)    Assumes that, in connection with the change in control, the Named Executive Officer’s employment is terminated by the Company without cause or by the Named Executive Officer for good reason within a 24-month period following a change in control. The amount presented represents a severance payment equal to 2.99 times the three-year average of each Named Executive Officer’s base salary and annual bonus for 2022 through 2024.

(3)    The amount presented represents a severance payment equal to two times the three-year average of the Named Executive Officer’s base salary and annual bonus for 2021 through 2024.
(4)    Calculated based on the amount of bonus the Named Executive Officer would have been entitled to receive under the annual incentive plan based on the Company’s actual performance during the 2024 performance period, which is the same bonus amount actually paid to such Named Executive Officer for 2024 and reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(5)    The amount presented represents the aggregate amount payable for continuation of health, dental and vision insurance benefits for 18 months following the date of termination of employment, per the terms of the Glover Agreement, the Steddum Agreement and the Dobbs Agreement, as applicable.
(6)    The applicable RSU award agreements provide that unvested RSUs will vest in full upon the Named Executive Officer’s death, disability, termination by the Company without cause (including following a change in control, assuming the award remains in effect) or termination by the Named Executive Officer for good reason (including following a change in control, assuming the award remains in effect). The applicable RSU award agreements also provide that, in the event of a change in control, any replacement award shall provide that if the Named Executive Officer is terminated by the Company without cause or for good reason, any unvested RSUs shall become immediately vested at the time of the termination. If no replacement award is granted in connection with a change in control and the Common Stock ceases to be publicly traded after the change in control, any unvested RSUs shall become immediately vested upon the change in control. The amounts presented include accrued but unpaid dividends on the RSUs.
(7)    The amount presented assumes that, in connection with the change in control, no replacement awards are granted, the applicable RSU award agreements remain in effect and the Common Stock continues to be publicly traded.
(8)    The applicable PSU award agreements provide that upon the Named Executive Officer’s death, disability, termination by the Company without cause or termination by the Named Executive Officer for good reason, the PSUs shall remain outstanding and eligible for vesting based on the actual achievement of the applicable performance goals. The amount presented assumes the target level of achievement for the applicable performance period and includes accrued but unpaid dividends on the PSUs.
(9)    The applicable PSU award agreements provide that upon a change in control, a pro-rata number of PSUs will be immediately earned, vested and paid based on (i) for FCF PSUs, target level of achievement for the applicable performance period and (ii) for RTSR PSUs, the higher of (a) actual performance as of the date of the change in control and (b) achievement of an RTSR relative to reference group at the 50th percentile. The amount presented with respect to RTSR PSUs is based on achievement of an RTSR relative to the reference group at the 50th percentile, which was the target performance level as of December 31, 2024. The amount presented includes accrued but unpaid dividends on the PSUs.
(10)    The amount presented assumes that a pro-rata number of the Named Executive Officer’s PSUs had already been earned, vested and paid in connection with the change in control prior to the Named Executive Officer’s termination as described in footnote 9 above.
(11)    The amount presented represents the maximum reimbursable amount for outplacement and financial planning services costs under the Glover Agreement, the Steddum Agreement and the Dobbs Agreement, as applicable.

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Tyler Glover	Restated Texas Pacific Land Corporation Employees' Pension Plan	12.0	$158,346	$—
Chris Steddum	Restated Texas Pacific Land Corporation Employees' Pension Plan	4.5	$81,691	$—
Micheal W. Dobbs	Restated Texas Pacific Land Corporation Employees' Pension Plan	3.0	$79,380	$—

The Pension Plan is a noncontributory defined benefit pension plan qualified under Section 401 of the Code in which the employees participate. The remuneration covered by the Pension Plan is Salary, subject to applicable limits prescribed by the Internal Revenue Services. The Pension Plan provides a normal retirement benefit equal to 1.5% of a participant’s average Salary for the last five years prior to retirement for each year of Credited Service under the Plan. Credited service is earned from the participant’s date of membership in the Pension Plan, which is generally not the participant’s date of hire by the Company. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits and the freezing of the Pension Plan effective December 31, 2024, see Note 8, “Pension and Other Postretirement Benefits” in the notes to our consolidated financial statements included under Part II, Item 8 “Financial Statements and Supplementary Data.”

As of December 31, 2024, the annual accrued normal retirement benefits are estimated to be $55,980 for Mr. Glover, $22,425 for Mr. Steddum, and $14,700 for Mr. Dobbs.

The Pension Plan provides for early retirement after 20 years of service with the Company. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55. None of the listed participants are currently eligible for early retirement benefits. The Pension Plan was frozen as of December 31, 2024 and no future benefit accruals will be made.

Directors’ Compensation

The following table sets forth information concerning compensation paid to our non-employee directors during the year ended December 31, 2024. Because Mr. Glover is an employee of the Company, he did not receive additional compensation for his service as a director in 2024. See the Summary Compensation Table included above for additional information regarding the compensation paid to Mr. Glover.

Name	Fees Earned or Paid in Cash (1)	Stock Awards(2)	Total
Rhys J. Best	$243,000	$125,796	$368,796
Donald G. Cook	$144,000	$125,796	$269,796
Barbara J. Duganier	$154,000	$125,796	$279,796
Donna E. Epps	$154,000	$125,796	$279,796
Karl F. Kurz	$138,000	$125,796	$263,796
Eric L. Oliver	$115,000	$125,796	$240,796
Robert Roosa	$138,500	$125,796	$264,296
Murray Stahl	$122,500	$125,796	$248,296
Marguerite Woung-Chapman	$133,000	$125,796	$258,796

(1)    From time to time, the Board constitutes ad hoc committees and determines whether any, and if so how much, compensation is paid for such service. Any such payments made to directors during the year ended December 31, 2024 are reflected in the “Fees Earned or Paid in Cash” column of the table above.

(2)    Amounts shown represent the aggregate grant date fair value of non-employee director equity compensation, computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts is included in Note 9, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.” For purposes of non-employee director equity compensation, we did not issue any fractional shares and, as a result, the aggregate grant date fair value of each director’s award is slightly more than $125,000. As of December 31, 2024, none of the non-employee directors had outstanding equity awards.

On an annual basis, all non-employee directors receive a base retainer of $230,000, of which $105,000 is paid in cash and $125,000 is paid in shares of Common Stock unless otherwise determined by the Company, valued at the closing price of the Common Stock on the NYSE on the date of grant of January 1 of each year and are immediately vested on the date of grant. Directors serving in multiple leadership roles receive incremental compensation for each role, including that committee chairs receive both the committee service fee plus the specified amount for chairing such committee. Directors are not expected to receive additional compensation for attending regularly scheduled Board or committee meetings. For directors appointed or elected after January 1 of a given year, the compensation paid to the non-employee directors will be prorated based on the number of days of service.

On December 9, 2024, the Board approved increases for non-employee director compensation, beginning with the 2025 fiscal year. Totals for 2025 are as follows:

	2024	2025
Annual base retainer:
Cash	$105,000	$105,000
Shares of common stock (1)	125,000	145,000
Total base retainer	$230,000	$250,000

Committee service (per committee)	$10,000	$10,000

Chair Fees:
Board Chair	$125,000	$130,000
Audit Committee Chair	$10,000	$15,000
Nominating and Corporate Governance Committee Chair	$5,000	$10,000
Compensation Committee Chair	$5,000	$10,000
Strategic Acquisitions Committee Chair	$5,000	$5,000

(1)    Paid in shares of Common Stock, unless otherwise determined by the Company, valued at the closing price of the Common Stock on the NYSE on the date of grant of January 1 of each year and are immediately vested on the date of grant.

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

On August 27, 2024, we announced the acquisition of oil and gas mineral interests in 4,106 total net royalty acres located in Culberson County, Texas for $120.3 million, net of post-closing adjustments (the “Mineral Interest Acquisitions”). The Mineral Interest Acquisitions were completed in conjunction with Brigham Royalties Fund I Holdco, L.L.C., a subsidiary of Brigham Royalties. Robert Roosa, a member of the Board, is a partner in, and serves as the Chief Executive Officer of, Brigham Royalties. Brigham Royalties originally identified the opportunity and, because of the size and concentration, invited us to participate. Following the execution of the purchase and sale agreements (totaling 7,416 net royalty acres) related to the Mineral Interest Acquisitions, a 55.4% interest in each was assigned to our subsidiary.

Each party paid a pro-rata share of the purchase price and closing costs. We directly paid an aggregate of approximately $1.1 million in commissions to six Brigham Royalties employees, which was equal to the bonuses those employees would have received with respect to the Mineral Interest Acquisitions had they been completed by Brigham Royalties. Those fees were significantly less than commissions we would have paid to other third parties for similar services. We performed our own diligence and valuation, and the Mineral Interest Acquisitions were approved by the Audit Committee and full Board with Mr. Roosa abstaining. We did not pay any fees or commissions to Brigham Royalties or Mr. Roosa in connection with, and we do not have any further relationship with Brigham Royalties with respect to the Mineral Interest Acquisitions.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Item 11 with management and, based on such review and discussion, recommended that it be included in this Annual Report on Form 10-K.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Barbara J. Duganier, Chair
Donald G. Cook
Karl F. Kurz
Robert M. Roosa

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our Common Stock is listed on the NYSE under the symbol “TPL.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2024, regarding the shares of our Common Stock authorized for issuance under our equity compensation plans.

Plan	Number of shares of Common Stock issuable upon exercise of outstanding options, warrants or rights	Weighted average of exercise price of outstanding	Number of shares of Common Stock remaining available for future issuance
Texas Pacific Land Corporation 2021 Incentive Plan approved by stockholders (1)	44,290	—	136,238
Texas Pacific Land Corporation 2021 Director Stock and Deferred Compensation Plan approved by stockholders	—	—	24,219
Equity compensation plans not approved by stockholders	—	—	—

(1)    Includes unvested RSUs and PSUs (based on target units). The amount reported in “Weighted-average exercise price of outstanding options, warrants and rights” does not take into account RSUs and PSUs because they have no exercise price.

2021 Incentive Plan

We maintain the 2021 Plan, pursuant to which we may grant to any employee of the Company, an affiliate or a subsidiary nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The 2021 Plan was approved by our Board on August 11, 2021 and by our stockholders on December 29, 2021, and amended on October 31, 2023, and will expire on December 29, 2031. The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 225,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner.

Unless otherwise provided in an award agreement, a severance plan sponsored by the Company, or in an applicable employment agreement, or otherwise determined by the Compensation Committee, upon a change in control of the Company (as defined in the 2021 Plan) the following shall occur:

•For awards other than performance awards, a replacement award (that is, an award with a value and terms that are at least as favorable as the outstanding award that is being replaced by the replacement award) may be issued;

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

•For earned but unvested performance awards, the earned award shall be immediately vested and payable as of the change in control; and

•For awards other than performance awards, if the Company’s Common Stock continues to be publicly traded after change in control, such awards shall continue under their applicable terms, unless otherwise determined by the Compensation Committee.

Notwithstanding the forgoing, in the case of awards other than performance awards, the Compensation Committee may cancel such awards, and the award holders shall receive shares or cash equal to the difference between the amount stockholders receive for their shares and the purchase price per share, if any, under the award. Except as may be provided in an employment or severance compensation agreement between the Company and the participant, if, in connection with a change in control, a participant’s payment of any awards will cause the participant to be liable for federal excise tax levied on certain “excess parachute payments,” then either (i) all payments otherwise due or (ii) the reduced payment amount to avoid an excess parachute payment, whichever will provide the participant with the greater after-tax economic benefit taking into account any applicable excise tax, shall be paid to the participant. In no event will any participant be entitled to receive any kind of gross-up payment or reimbursement for any excise taxes payable in connection with change in control payments.

2021 Non-Employee Director Stock and Deferred Compensation Plan

We maintain the Texas Pacific Land Corporation 2021 Non-Employee Director and Deferred Compensation Plan (the “2021 Director Plan”), pursuant to which we may grant shares of Common Stock to each of our non-employee directors and our non-employee directors may defer some or all of their directors’ cash fees and stock compensation. The 2021 Director Plan was approved by our Board on August 11, 2021 and by our stockholders on December 29, 2021, and amended on October 31, 2023, and will expire on December 29, 2031. The 2021 Director Plan provides for annual grants of shares of Common Stock to each of our non-employee directors. Shares granted are fully vested upon date of grant unless the Compensation Committee or Board determines otherwise.

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Director Plan is 30,000 shares, and the aggregate fair market value of shares that may be issued to a non-employee director in a calendar year is limited to $500,000. Shares granted under the 2021 Director Plan may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner.

Security Ownership of Certain Beneficial Owners

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, an individual or entity is generally deemed to beneficially own any shares as to which the individual or entity has sole or shared voting or investment power, including any shares that the individual or entity has the right to acquire within 60 days of February 12, 2025 through the exercise of any stock options, through the vesting/settlement of RSUs, or upon the exercise of other rights. Shares underlying PSUs will not be deemed beneficially owned by a person even if the PSU may vest within 60 days of February 12, 2025 because the satisfaction of the applicable performance conditions is outside of the person’s control. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named below, any Common Stock that such person or persons has the right to acquire within 60 days of February 12, 2025 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Except as indicated in the footnotes below, we believe, based on the information furnished or available to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to community property laws where applicable. There are no arrangements currently known to us, the operation of which may at a subsequent date result in a change of control of the Company.

The following table is based upon 22,984,798 shares of Common Stock outstanding as of February 12, 2025 and shows all holders known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock as of February 12, 2025:

Name and Address	Number of Securities Beneficially Owned	Percent of Class
Horizon Kinetics Asset Management LLC (1) 470 Park Avenue South, 8th Floor South, New York, New York 10016	3,578,173	15.6%
The Vanguard Group (2) 100 Vanguard Blvd. Malvern, Pennsylvania 19355	2,454,117	10.7%
BlackRock, Inc. (3) 50 Hudson Yards New York, New York 10001	1,815,331	7.9%
State Street Corporation (4) One Congress Street, Suite 1, Boston, Massachusetts 02114	1,185,230	5.2%

(1)The information set forth is based on Amendment No. 8 to Schedule 13D (the “Schedule 13D”) filed on December 18, 2024 by Horizon Kinetics Asset Management LLC (“Horizon”), a wholly owned subsidiary of Horizon Kinetics Holding Corporation, which indicates that Horizon has sole voting and sole dispositive power with respect to all shares beneficially owned. Horizon Kinetics Holding Corporation, through its registered investment adviser, Horizon, acts as a discretionary investment manager on behalf of its clients, who maintain beneficial interest in TPL. Murray Stahl, Chief Executive Officer, Chairman of the Board and Chief Investment Officer of Horizon Kinetics Holding Corporation, is a director of TPL. The number of shares beneficially owned excludes shares held by portfolio managers and other employees of Horizon personally.

(2)The information reported is based on Amendment No. 3 to Schedule 13G filed on December 6, 2024 by The Vanguard Group. The Vanguard Group reported sole dispositive power with respect to 2,370,928 shares, shared voting power with respect to 24,770 shares, and shared dispositive power with respect to 83,189 shares.

(3)The information reported is based on Amendment No. 2 to Schedule 13G filed on February 5, 2025 by BlackRock, Inc. BlackRock, Inc. reported sole voting power with respect to 1,691,275 shares and sole dispositive power with respect to 1,815,331 shares.

(4)The information reported is based on Schedule 13G filed on February 5, 2025 by State Street Corporation. State Street Corporation reported shared voting power with respect to 858,356 shares and shared dispositive power with respect to 1,185,230 shares.

Stock Ownership Information for Directors and Officers

The following table is based upon 22,984,798 shares of Common Stock outstanding as of February 12, 2025 and shows the number of shares of Common Stock beneficially owned directly or indirectly as of February 12, 2025 (i) our current directors, (ii) our Named Executive Officers and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the address for each director and Named Executive Officer is: c/o Texas Pacific Land Corporation, 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201.

Name of Beneficial Owner	Number of Securities Beneficially Owned		Percent of Class
Directors and Named Executive Officers:
Rhys J. Best	915		*
Donald G. Cook	844		*
Barbara J. Duganier	789		*
Donna E. Epps	789		*
Karl F. Kurz	690		*
Eric L. Oliver	402,189	(1)	1.8%
Robert Roosa	1,305	(2)	*
Murray Stahl	163,384	(3)	*
Marguerite Woung-Chapman	405		*
Tyler Glover	11,208	(4)	*
Chris Steddum	4,564	(5)	*
Micheal W. Dobbs	2,721	(6)	*
All Directors and Executive Officers as a Group (12 persons)	589,803		2.6%

*Indicates ownership of less than 1% of the class.

(1)Includes (i) 1,089 shares held by Eric L. Oliver, (ii) 393,300 shares held by SoftVest, L.P., a Delaware limited partnership (“SoftVest LP”), (iii) 1,050 shares held by trusts administered for the benefit of Mr. Oliver's grandchildren (the “Trust Shares”), and (iv) 6,750 shares owned by Debeck LLC and Debeck Properties LP (together, “Debeck”). The general partner of SoftVest LP is SoftVest GP I, LLC, a Delaware limited liability company (“SV GP”). SoftVest Advisors, LLC, a Delaware limited liability company (“SoftVest Advisors”) is investment manager of SoftVest LP. Mr. Oliver is the managing member of SV GP. SoftVest LP, SoftVest Advisors and Mr. Oliver may be deemed to share voting and dispositive power with respect to shares beneficially owned by them. Mr. Oliver disclaims beneficial ownership of the 393,300 shares of Common Stock held by SoftVest LP for purposes of Section 16 of the Exchange Act, except for his pecuniary interest therein. Mr. Oliver has sole voting and dispositive power with respect to the Trust Shares and disclaims any pecuniary interest in such shares. Mr. Oliver controls Debeck and has sole voting and dispositive power with respect to the shares beneficially owned by Debeck, but Mr. Oliver disclaims any pecuniary interest therein.

(2)Includes (i) 405 shares held by Robert Roosa, (ii) 450 shares held by RSR Resources & Minerals Unvested, LLC, of which Mr. Roosa is the manager, and (iii) 450 shares held by RSR Resources & Minerals Vested, LLC, of which Mr. Roosa is the manager.

(3)Includes (i) 7,980 shares held by Murray Stahl and (ii) 155,404 shares held indirectly by Mr. Stahl as of December 31, 2024. The shares referenced in (ii) above are managed by Horizon Kinetics Holding Corporation through its registered investment adviser, Horizon. Mr. Stahl, Chief Executive Officer, Chairman of the Board and Chief Investment Officer of Horizon Kinetics Holding Corporation, is a director of TPL, but does not participate in Horizon’s investment decisions with respect to the securities of TPL. Horizon separately reports its position and transactions in the securities of TPL on Forms 4 and Schedule 13D. Mr. Stahl disclaims beneficial ownership in any of the accounts managed by Horizon except to the extent of his pecuniary interest therein.

(4)Includes 1,266 shares underlying RSUs that will vest within 60 days of February 12, 2025.

(5)Includes 690 shares underlying RSUs that will vest within 60 days of February 12, 2025.

(6)Includes 402 shares underlying RSUs that will vest within 60 days of February 12, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Procedures for Approval of Related Person Transactions

TPL generally does not engage in transactions in which TPL’s executive officers or directors (or any of their immediate family members) or any of TPL’s stockholders owning 5% or more of TPL’s outstanding shares of Common Stock (or any of their immediate family members) have a material interest. Should a proposed transaction or series of similar transactions involve any such persons in an amount that exceeds $120,000 in any fiscal year, it will be subject to review and approval by the Audit Committee in accordance with its written policy and procedures adopted by the Board. Transactions entered into that were not related person transactions at the time that they were consummated, but that later become related person transactions during the course of the transaction, will also be subject to review by the Audit Committee in accordance with a written policy adopted by the Board.

Transactions with Related Persons

As discussed elsewhere in this Annual Report on Form 10-K, on August 27, 2024, the Company announced the Mineral Asset Acquisitions. The Mineral Interest Acquisitions were completed in conjunction with Brigham Royalties Fund I Holdco, L.L.C., a subsidiary of Brigham Royalties. Robert Roosa, a member of the Board, is a partner in, and serves as the Chief Executive Officer of, Brigham Royalties. Brigham Royalties originally identified the opportunity and, because of the size and concentration, invited the Company to participate. Following the execution of the purchase and sale agreements (totaling 7,416 net royalty acres) related to the Mineral Interest Acquisitions, a 55.4% interest in each was assigned to a subsidiary of the Company.

Each party paid a pro-rata share of the purchase price and closing costs. The Company directly paid an aggregate of approximately $1.1 million in commissions to six Brigham Royalties employees, which was equal to the bonuses those employees would have received with respect to the Mineral Interest Acquisitions had they been completed by Brigham Royalties. Those fees were significantly less than commissions the Company would have paid to other third parties for similar services. The Company performed its own diligence and valuation, and the Mineral Interest Acquisitions were approved by the Audit Committee and full Board with Mr. Roosa abstaining. The Company did not pay any fees or commissions to Brigham Royalties or Mr. Roosa in connection with, and the Company and Brigham Royalties have no further relationship with respect to, the Mineral Interest Acquisitions. Other than as discussed above, there have been no transactions between the Company and a related person that would be reportable under SEC rules or regulations.

Independence

The Board has affirmatively determined that all of the directors, other than Mr. Glover, who is employed by TPL, are independent under the rules of the SEC and the NYSE.

No director may be deemed independent unless the Board determines that he or she has no material relationship with TPL, directly or as an officer, stockholder or partner of an organization that has a material relationship with TPL.

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed to TPL for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Type of Fees:
Audit fees	$975,132	$694,480
Audit-related fees	—	—
Tax fees	—	—
All other fees (1)	2,051	2,051
	$977,183	$696,531

(1)Represents fees associated with Deloitte sponsored accounting research tools.

For the year ended December 31, 2024, the Audit Committee approved all of the services provided by, and fees paid to, Deloitte.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.
Financial Statements

See “Index to Financial Statements.”

Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1*	Second Amended and Restated Certificate of Incorporation, as amended through November 12, 2024.
3.2	Third Amended and Restated Bylaws of Texas Pacific Land Corporation (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on November 12, 2024 (File No. 001-39804)).
4.1*	Description of Securities of Texas Pacific Land Corporation.
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

10.3†
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

10.6†	2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.6.1†	Amendment No. 1 to 2021 Incentive Plan dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.2†	Form of Restricted Stock Award Agreement (Employees) (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.6.3†	Form of Restricted Stock Unit Award Agreement (2021 Grants) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-8 filed on February 14, 2022 (File No. 001-39804)).
10.6.4†	Form of RTSR Performance Unit Award Agreement (2021 Grants) (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-8 filed on February 14, 2022 (File No. 001-39804)).
10.6.5†	Form of FCF/Share Performance Unit Award Agreement (2021 Grants) (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-8 filed on February 14, 2022 (File No. 001-39804)).
10.6.6†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 13, 2023 (File No. 001-39804)).
10.6.7†	Form of RTSR Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 13, 2023 (File No. 001-39804)).
10.6.8†	Form of FCF/Share Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 13, 2023 (File No. 001-39804)).
10.6.9†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.10†	Form of RTSR Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.11†	Form of FCF/Share Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.12†	Form of FCF/Share Performance Unit Award Agreement (2024) (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on February 21, 2024 (File No. 1-39804)).
10.7†	2021 Non-Employee Director Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).

10.7.1†
Amendment No. 1 to 2021 Non-Employee Director Stock and Deferred Compensation Plan dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).

10.7.2†	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.8	Cooperation Agreement, dated as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2023 (File No. 001-39804)).
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Ryder Scott Company L.P.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on February 21, 2024 (File No. 1-398034)).
99.1*	Report of Ryder Scott Company, L.P. as of December 31, 2024
101*
The following information from our Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Total Comprehensive Income; (iii) Consolidated Statements of Equity and (iv) Consolidated Statements of Cash Flows.

104	The cover page from our Annual Report on Form 10-K formatted in iXBRL.

*Filed herewith.
** The certifications attached as Exhibits 32.1 and 32.2 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Texas Pacific Land Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
† Management compensatory arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2025.

TEXAS PACIFIC LAND CORPORATION

By:	/s/ Tyler Glover
Tyler Glover President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of February, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Pacific Land Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income and total comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 19, 2025

We have served as the Company's auditor since 2021.

Item 1.Financial Statements
TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$369,835	$725,169
Accounts receivable and accrued receivables, net	126,670	128,971
Prepaid expenses and other current assets	5,318	2,944
Tax like-kind exchange escrow	1,546	5,380
Total current assets	503,369	862,464
Royalty interests acquired, net	432,401	46,609
Real estate acquired	143,178	130,024
Property, plant and equipment, net	122,578	89,587
Intangible assets, net	35,188	21,025
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th and 1/128th nonparticipating perpetual royalty interests	—	—
Operating lease right-of-use assets	1,163	1,861
Other assets	10,143	4,828
Total assets	$1,248,020	$1,156,398
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$26,958	$22,501
Ad valorem and other taxes payable	8,418	10,761
Income taxes payable	4,388	4,795
Unearned revenue	6,797	6,330
Total current liabilities	46,561	44,387
Deferred taxes payable	47,401	42,365
Unearned revenue - noncurrent	20,636	25,006
Operating lease liabilities	453	1,170
Accrued liabilities - noncurrent	504	274
Total liabilities	115,555	113,202

Commitments and contingencies (Note 13)	—	—

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 46,536,936 shares authorized as of December 31, 2024 and 2023, 22,971,803 and 23,007,681 outstanding as of December 31, 2024 and 2023, respectively	231	78
Treasury stock, at cost; 114,273 and 86,929 shares as of December 31, 2024 and 2023, respectively	(168,843)	(144,998)
Additional paid-in capital	19,900	14,613
Accumulated other comprehensive income	3,583	1,831
Retained earnings	1,277,594	1,171,672
Total equity	1,132,465	1,043,196
Total liabilities and equity	$1,248,020	$1,156,398

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Oil and gas royalties	$373,331	$357,394	$452,434
Water sales	150,724	112,203	84,725
Produced water royalties	104,123	84,260	72,234
Easements and other surface-related income	73,257	70,932	48,348
Land sales	4,388	6,806	9,681
Total revenues	705,823	631,595	667,422

Expenses:
Salaries and related employee expenses	53,621	43,384	41,402
Water service-related expenses	46,124	33,566	17,463
General and administrative expenses	34,483	46,450	22,020
Depreciation, depletion and amortization	25,162	14,757	15,376
Ad valorem and other taxes	7,295	7,385	8,854
Total operating expenses	166,685	145,542	105,115

Operating income	539,138	486,053	562,307

Other income, net	39,683	31,508	6,548
Income before income taxes	578,821	517,561	568,855
Income tax expense:
Current	120,257	110,517	121,230
Deferred	4,604	1,399	1,263
Total income tax expense	124,861	111,916	122,493
Net income	$453,960	$405,645	$446,362

Amortization of net actuarial costs, net of income taxes of $(182), $(27), and $9 for the years ended December 31, 2024, 2023 and 2022, respectively	(684)	(103)	32
Net actuarial (loss) gain on pension plan, net of income taxes of $483, $(157), and $931 as of December 31, 2024, 2023 and 2022, respectively	2,436	(582)	3,491
Total other comprehensive income (loss)	1,752	(685)	3,523
Total comprehensive income	$455,712	$404,960	$449,885

Net income per share of common stock
Basic	$19.75	$17.60	$19.27
Diluted	$19.72	$17.59	$19.26

Weighted average number of shares of common stock outstanding
Basic	22,986,197	23,044,305	23,165,871
Diluted	23,019,751	23,059,845	23,180,427

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except shares and per share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Inc/(Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 1, 2022	23,234,085	$78	$(15,417)	$28	$(1,007)	$668,029	$651,711
Net income	—	—	—	—	—	446,362	446,362
Repurchases of common stock	(146,877)	—	(87,900)	—	—	—	(87,900)
Regular dividends paid and accrued — $4.00 per share of common stock	—	—	—	—	—	(92,737)	(92,737)
Special dividends paid and accrued — $6.67 per share of common stock	—	—	—	—	—	(154,742)	(154,742)
Share-based compensation, net of forfeitures	2,097	—	940	8,265	—	(773)	8,432
Shares exchanged for tax withholdings	(2,268)	—	(1,762)	—	—	—	(1,762)
Periodic pension costs, net of income taxes of $940	—	—	—	—	3,523	—	3,523
Balances as of December 31, 2022	23,087,037	78	(104,139)	8,293	2,516	866,139	772,887
Net income	—	—	—	—	—	405,645	405,645
Repurchases of common stock and related excise taxes	(82,857)	—	(42,801)	—	—	—	(42,801)
Regular dividends paid and accrued — $4.33 per share of common stock	—	—	—	—	—	(99,972)	(99,972)
Share-based compensation, net of forfeitures	6,996	—	4,006	6,320	—	(140)	10,186
Shares exchanged for tax withholdings	(3,495)	—	(2,064)	—	—	—	(2,064)
Periodic pension costs, net of income taxes of $184	—	—	—	—	(685)	—	(685)
Balances as of December 31, 2023	23,007,681	78	(144,998)	14,613	1,831	1,171,672	1,043,196
Net income	—	—	—	—	—	453,960	453,960
Issuance of common stock related to stock split	—	153	—	(153)	—	—	—
Repurchases of common stock and related excise taxes	(42,902)	—	(29,350)	—	—	—	(29,350)
Regular dividends paid and accrued — $5.11 per share of common stock	—	—	—	—	—	(117,474)	(117,474)
Special dividends paid and accrued — $10.00 per share of common stock	—	—	—	—	—	(229,834)	(229,834)
Share-based compensation, net of forfeitures	9,972	—	7,128	5,440	—	(730)	11,838
Shares exchanged for tax withholdings	(2,948)	—	(1,623)	—	—	—	(1,623)
Periodic pension costs, net of income taxes of $301	—	—	—	—	1,752	—	1,752
Balances as of December 31, 2024	22,971,803	$231	$(168,843)	$19,900	$3,583	$1,277,594	$1,132,465

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$453,960	$405,645	$446,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,162	14,757	15,376
Share-based compensation	12,498	10,343	8,432
Pension curtailment/settlement gains	(4,616)	—	—
Deferred taxes	4,604	1,399	1,263
Changes in operating assets and liabilities:
Receivables and other assets	(610)	(24,457)	(13,833)
Prepaid income taxes	—	4,809	(4,809)
Income taxes payable	(407)	1,628	(25,916)
Unearned revenue	(3,903)	5,140	1,938
Operating liabilities, excluding income taxes	6,327	(3,240)	10,015
Ad valorem and other taxes payable	(2,343)	2,264	8,321
Cash provided by operating activities	490,672	418,288	447,149

Cash flows from investing activities:
Acquisition of royalty interests, net of post-closing adjustments	(395,577)	(3,566)	(1,662)
Acquisition of a business	(45,000)	—	—
Acquisition of intangible assets	—	(21,403)	—
Acquisition of real estate	(1,476)	(20,320)	(633)
Purchase of fixed assets	(29,696)	(15,028)	(19,212)
Proceeds from sale of fixed assets	—	5	106
Cash used in investing activities	(471,749)	(60,312)	(21,401)

Cash flows from financing activities:
Dividends paid	(347,309)	(99,972)	(247,281)
Repurchases of common stock	(29,159)	(42,573)	(87,765)
Shares exchanged for tax withholdings	(1,623)	(2,064)	(1,762)
Cash used in financing activities	(378,091)	(144,609)	(336,808)

Net (decrease) increase in cash, cash equivalents and restricted cash	(359,168)	213,367	88,940
Cash, cash equivalents and restricted cash, beginning of period	730,549	517,182	428,242
Cash, cash equivalents and restricted cash, end of period	$371,381	$730,549	$517,182

Supplemental disclosure of cash flow information:
Income taxes paid	$120,669	$104,079	$151,956
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$—	$880	$4,174
(Decrease) increase in accounts payable related to capital expenditures	$(273)	$403	$(245)
Accrued dividends on unvested stock awards	$730	$158	$198
Operating lease right-of-use assets	$—	$—	$1,364
See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL,” the “Company,” “our,” “we,” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 873,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 16,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 207,000 NRA, principally concentrated in the Permian Basin.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our consolidated accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current year presentation.

Segment Reporting

Operating segments are based on components of the Company that engage in business activity that earn revenues and incur expenses and (a) whose operating results are regularly reviewed by our chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The measure of profit or loss that the CODM uses to assess performance and allocated resources to our reportable segments is Net Income. Our chief executive officer is the CODM and uses Net Income to evaluate income generated by each segment in his determination of allocating resources to each segment. As a result, the Company operates two operating segments which represent our reportable segments: Land and Resource Management and Water Services and Operations. The segments enable the alignment of strategies and objectives of TPL and provide a framework for timely and rational allocation of resources within businesses. See Note 15, “Business Segment Reporting” for further information regarding our segments.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

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

Water Sales

Water sales revenue encompasses the sale and delivery of sourced, produced and treated water to operators and other customers, royalties received related to areas of mutual interest (“AMI”), and royalties received pursuant to legacy agreements with operators. In certain instances, we enter into agreements with third parties to provide various water services, including but not limited to, the purchase, sale or transfer of water within a specific geographic area, also known as an AMI. Our performance obligation is deemed satisfied upon the delivery of water at which point, revenue is recognized. In instances where a third party other than the customer is involved in the sale and/or transport of water, such as a revenue share agreement, brokered water sale transaction or third party acquisition of water, the Company will either be acting as the principal or the agent in the water sales transaction. If the Company is deemed to be acting as a principal, the associated revenues are reported on a gross basis in water sales revenue and the corresponding costs associated with the sale are reported as an operating expense in water service-related expenses in the consolidated income statement. If the Company is deemed to be acting as an agent, principally in brokered water transactions, the associated water sales revenue is reported net of the corresponding costs associated with the sale and included in the water sales revenue line item on the consolidated income statement.

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

Leases of our surface acreage include, but are not limited to, facility, roadway and surface leases with a typical lease term of 10 years and generally require fixed annual payments. Lease cancellations are allowed under certain circumstances, but initial lease deposits are generally nonrefundable. The initial lease deposits and annual payments are recorded as unearned revenue upon receipt and amortized over the life of the lease. Advance lease payments are deferred and amortized over the appropriate accounting period.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that correspond to the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$369,835	$725,169
Tax like-kind exchange escrow	1,546	5,380
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$371,381	$730,549

Receivables

Receivables consist primarily of royalty income due related to our oil, gas and produced water royalties and trade accounts receivable related to water and material sales. An allowance is recorded for expected credit losses and is based upon our historical write-off experience, aging of trade accounts receivable and collectability patterns of our customers. The allowance for expected credit loss was approximately $0.2 million as of December 31, 2024 and 2023.

 Accrual of Oil and Gas Royalties

The Company accrues oil and gas royalties, which are included in accounts receivable and accrued receivables, net. An accrual is necessary due to the time lag between the removal of crude oil and natural gas products from the respective mineral reserve locations and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical production volumes, estimates of the timing of future payments and recent market prices for oil and gas. Accrued oil and gas royalties included in accounts receivable and accrued receivables, net totaled $60.7 million and $52.2 million as of December 31, 2024 and 2023, respectively.

Fair Value Measurement

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

Level 1 – Inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since inputs are based on quoted prices that are readily and regularly available in an active market, Level 1 inputs require the least amount of judgment.

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

We use the highest level of observable market data if such data is available without undue cost and effort.

Business Combinations and Asset Acquisitions

Our acquisition activities generally include acquisitions of royalty interests and/or land (real estate), and at times, may also include acquisitions of intangible assets or other tangible assets.

When accounting for acquisition activities, we evaluate whether a transaction meets the definition of a business. We first apply a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, we further consider whether the set of assets acquired have, at a minimum, inputs and processes that have the ability to create outputs in the form of revenue. If the assets acquired meet this criteria, the transaction is accounted for as a business combination.

Acquisitions that qualify as an asset acquisition are accounted for using a cost accumulation model whereby the purchase price of the acquisition is allocated to the assets acquired on a relative fair value basis on the date of acquisition. Inputs used to determine such fair values are primarily based upon internally developed models, publicly-available drilling information, a risk-adjusted discount rate and/or publicly-available data regarding transactions consummated by other buyers and sellers, as applicable. These fair values are considered Level 2 and Level 3 assets in the fair value hierarchy. Any associated acquisition costs are capitalized.

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

Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions as fair values are not always readily determinable. Different techniques may be used to determine fair values, including market prices (where available), comparisons to transactions involving the acquisition of similar assets and liabilities and the discounted net present value of estimated future cash flows, among others. We engage third-party valuation firms when appropriate to assist in the fair value determination of assets acquired and liabilities assumed. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred. We may adjust the amounts recognized in connection with an acquisition during a measurement period not to exceed one year from the date of acquisition, as a result of subsequently obtaining additional information that existed at the acquisition date.

Royalty Interests Acquired

Royalty interests acquired represent royalty interests in proved and unproved oil and gas properties. The cost of acquired oil and gas royalties are capitalized and are accounted for under the successful efforts method. As unproved properties are determined to have proved reserves, the related costs are transferred to proved properties and become subject to depletion at that time.

Estimates of crude oil, natural gas, and NGL reserves affect the calculation of depletion and impairment and also the unaudited standardized measure disclosures associated with our oil and gas royalty interests. We engaged an independent consulting petroleum firm, with assistance from us, to prepare an estimate of proved developed producing reserves, future production and income attributable to our royalty interests as of December 31, 2024. All reserve estimates involve an assessment of the uncertainty relating to the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends primarily on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of such data. For depletion purposes, and as required by the guidelines and definitions established by the Securities and Exchange Commission (the “SEC”), the reserve estimates were based on the average prices during the 12-month period prior to December 31, 2024 determined as an unweighted arithmetic average of the first day of the month for each month within the period. Any significant variance in the assumptions could materially affect the estimated quantity of reserves, which could affect the carrying value of our oil and gas royalty interests and/or the rate of depletion related to the oil and gas royalty interests.

Depletion of Royalty Interests Acquired

Capitalized costs for proved oil and gas royalty interests are depleted on a unit-of-production basis over total proved reserves. For depletion of proved oil and gas properties, interests are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic conditions.

Real Estate and Royalty Interests Assigned Through the Declaration of Trust

The fair market value of the land and royalty interests that were assigned through the Declaration of Trust (referred to as “Assigned” land and royalty interests) was not determined in 1888 when the Trust was formed; therefore, no value is assigned in the accompanying consolidated balance sheets to the Assigned land and royalty interests. Consequently, in the consolidated statements of income and total comprehensive income, no allowance has been made for depletion and no cost has been deducted from the proceeds of sales of the Assigned land and royalty interests. Even though the 1888 value of real properties cannot be precisely determined, we have concluded that the effect of this matter is no longer significant to our financial position or results of operations. Minimal real estate improvements are made to land

Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets with finite lives and royalty interests acquired with proved oil and gas reserves, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When assessing the asset for impairment, we compare the undiscounted future net cash flows to the carrying value to determine recoverability. If the carrying value exceeds the undiscounted future net cash flows, the fair value of the asset is determined and an impairment is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable.

The factors used to determine fair value of proved oil and gas royalty interests include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods. Factors used in the assessment of fair value of unproved oil and gas royalty interests include, but are not limited to, commodity price outlooks and current and future operator activity in the Permian.

No impairments were recorded for the years ended December 31, 2024, 2023 or 2022.

Amortization of Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 13 to 20 years.

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Maintenance and repair costs are expensed as incurred. Costs associated with our development of infrastructure for sourcing and treating water are capitalized.

Research and Development Activities

Research and development activities relate to the Company’s initiative to develop an energy-efficient desalination and treatment process for surface discharge and beneficial reuse of produced water. Costs for tangible assets used in these activities that have an alternative future use to the Company are capitalized. All other research and development related expenses are expensed when incurred.

Depreciation Expense

We account for depreciation of property, plant and equipment on the straight-line method over the estimated useful lives of the assets. Depreciable lives by category are as follows:

	Range of Estimated Useful Lives (in years)
Water wells and other water-related assets	3	to	20
Furniture, fixtures and equipment	3	to	15

Leases

We lease certain facilities under operating leases. A determination of whether a contract contains a lease is made at the inception of the arrangement. Our leased facilities include our administrative offices located in Dallas and Midland, Texas.

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

For real estate leases, we account for lease components and non-lease components (such as common area maintenance) as a single lease component. Certain real estate leases require reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Certain leases contain fixed lease payments for items such as common area maintenance and parking. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities. See Note 13, “Commitments and Contingencies” for additional information.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits was zero as of December 31, 2024 and 2023. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of income and total comprehensive income.

Share-Based Compensation

The Company utilizes the closing stock price on the date of grant to determine the fair value of stock awards and service-vesting awards, which for the Company includes restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”) with a performance condition. For PSUs with a market condition, grant date fair value is determined using a Monte Carlo simulation model. Unvested awards are entitled to dividends or dividend equivalents which are accrued and distributed to award recipients at the time such awards vest. Dividends are forfeitable if the related award is forfeited. For RSAs, RSUs and PSUs with performance conditions, forfeitures are recognized in the period in which they occur. For PSU awards with market conditions, forfeitures are only recognized if the award recipient does not render the required service during the measurement period.

Share-based compensation expense for restricted stock awards with no requisite service period is recognized in the financial statements immediately on date of grant. Share-based compensation expense for RSUs and RSAs with a requisite service period is recognized in the financial statements over the awards’ vesting periods using the graded-vesting method.

Share-based compensation expense for PSU awards with performance conditions is recognized ratably over the measurement period at such time as the awards are probable and estimable. Share-based compensation expense for PSU awards with market conditions is recognized ratably over the measurement period regardless of whether the market condition is satisfied if the service for the award is rendered. Share-based compensation is reported on the consolidated statements of income and total comprehensive income as a component of salaries and related employee expenses for employee awards and in general and administrative expenses for director awards.

Net Income Per Share

Basic income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is computed based upon the weighted average number of shares outstanding during the period plus unvested shares issued pursuant to our equity and deferred compensation plans. See Note 12, “Earnings Per Share.”

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), acquired is recorded as treasury stock. The cost associated with issuance of treasury stock is based on the average cost of treasury stock as of the date of issuance.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under GAAP, are excluded from net income.

Concentrations of Credit Risk

We invest our cash and cash equivalents (which include U.S. Treasury bills, money market funds, and commercial paper with maturities of three months or less) among three major financial institutions in an attempt to minimize exposure to risk from any one of these entities. As of December 31, 2024 and 2023, we had cash and cash equivalents deposited in our financial institutions in excess of federally-insured levels. We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Significant Customers

Three customers represented, in the aggregate, 40.9% of TPL’s total revenues for the year ended December 31, 2024. Three customers represented, in the aggregate, 42.5% of TPL’s total revenues for the year ended December 31, 2023. Four customers represented, in the aggregate, 51.8% of TPL’s total revenues for the year ended December 31, 2022.

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

The combination of the 25% non-operating working interest and the 10% royalty interest from the SWD system entitles the Company to 32.5% of produced water revenues generated from the SWD system. As a 25% non-operating working interest owner, the Company is also responsible for its 25% share of operating expenses associated with the SWD system. The operator of the SWD system is responsible for the day-to-day management and operations. Of the 4,120 acres of land acquired, 392 acres are leased to, and operated by, an environmental solution (“ES”) company that operates a nonhazardous oilfield solids waste disposal site. The ES company pays a 7.5% royalty, on revenue generated, to the Company. The Company reports the royalty received as SLEM revenue.

The acquisition was accounted for as a business combination using the acquisition method, and therefore, the Acquired Assets were recorded based on their fair value on a nonrecurring basis on the date of acquisition and are subject to fair value adjustments under certain circumstances. In determining the fair values of assets acquired, management made estimates, judgements and assumptions. Inputs used to determine fair values of assets included internally-developed models, risk-adjusted discount rates by asset class, publicly available data on land sales comparisons and other costs analysis. These fair values are considered Level 3 assets in the fair value hierarchy. There was no goodwill recorded on this acquisition. The purchase price allocation was finalized during the year ended December 31, 2024.

The following table presents the allocation of fair value by asset class (in thousands):

December 31, 2024
Real estate acquired	$12,100
Property, plant and equipment	17,200
Intangible assets	15,700
Total consideration and fair value	$45,000

The Company incurred $0.1 million of transaction-related costs related to this asset acquisition during the year ended December 31, 2024 and such costs are included in general and administrative expenses in the consolidated statements of income.

From August 20, 2024 through December 31, 2024, revenues and operating expenses from the business combination were approximately $1.4 million and $1.5 million, respectively, and are included in our consolidated statements of income. Pro forma financial information is not disclosed as the acquisition was deemed not to have a material impact on our results of operations.

4.    Oil and Gas Royalty Interests

As of December 31, 2024 and 2023, we owned the following oil and gas royalty interests (in thousands):

	December 31, 2024	December 31, 2023
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired, at cost (3)	447,071	51,494
Total royalty interests	447,071	51,494
Less: accumulated depletion	(14,670)	(4,885)
Royalty interests, net	$432,401	$46,609

(1) Nonparticipating perpetual royalty interests in 370,737 gross royalty acres as of December 31, 2024 and 2023.

(2)    Nonparticipating perpetual royalty interests in 84,934 gross royalty acres as of December 31, 2024 and 2023.

(3)    Royalty interest in 15,897 and 4,302 net royalty acres as of December 31, 2024 and 2023, respectively.

Royalty Interests Assigned Through the Declaration of Trust

The fair market value of the Trust’s Assigned royalty interests was not determined in 1888 when the Trust was formed, and accordingly, the Assigned royalty interests were recorded with no value. See Note 2, “Summary of Significant Accounting Policies — Real Estate and Royalty Interests Assigned Through the Declaration of Trust” for further information regarding the Assigned royalty interests. The Assigned royalty interests include 1/16th and 1/128th royalty interests.

Royalty Interest Transactions

For the year ended December 31, 2024, we completed two separate acquisitions of oil and gas royalty interests, acquiring a total of 11,596 NRA for an aggregate purchase price of approximately $395.5 million, net of post-closing adjustments, as further described below.

•In August 2024, we acquired oil and gas royalty interests in 4,106 NRA in Culberson County, Texas for a purchase price of approximately $120.3 million, net of post-closing adjustments, in an all-cash transaction. The acquisition was accounted for as an asset acquisition, and the allocation of the purchase price was $63.5 million to proved properties and $56.8 million to unproved properties. The acquisition was completed in conjunction with another entity that assigned a share of its interest in a purchase and sales agreement with an unaffiliated seller to the Company. Each party paid a pro-rata share of the purchase price and closing costs to the unaffiliated seller.

•In October 2024, we acquired oil and gas royalty interests in 7,490 NRA located primarily in the Midland Basin in Martin, Midland and other counties in Texas and New Mexico, with over 80% of the acquired interests adjacent to or overlapping existing TPL surface and royalty acreage for a purchase price of approximately $275.2 million, net of post-closing adjustments, in an all-cash transaction. The acquisition was accounted for as an asset acquisition, and the allocation of the purchase price was $57.4 million to proved properties and $217.8 million to unproved properties.

For the year ended December 31, 2023, we acquired oil and gas royalty interests in 119 net royalty acres (normalized to 1/8th) for an aggregate purchase price of approximately $3.6 million.

Depletion expense was $9.8 million, $2.0 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

5.    Real Estate Activity

As of December 31, 2024 and 2023, TPL owned the following land and real estate (in thousands, except number of acres):

	December 31, 2024		December 31, 2023
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,643	$—	798,999	$—
Real estate acquired	74,493	143,178	69,447	130,024
Total real estate	873,136	$143,178	868,446	$130,024

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

Land Acquisitions

For the year ended December 31, 2024, we acquired 4,120 acres through a business combination with a fair value of $12.1 million. See further discussion of the business combination in Note 3, “Assets Acquired in a Business Combination.” Additionally, we acquired 1,009 acres of land for an aggregate purchase price of $1.5 million for the year ended December 31, 2024.

For the year ended December 31, 2023, we acquired 12,141 acres of land for an aggregate purchase price of $20.0 million.

Land Sales

For the year ended December 31, 2024, we sold 439 acres of land for an aggregate sales price of $4.4 million. For the year ended December 31, 2023, we sold 18,061 acres of land for an aggregate sales price of $6.8 million. For the year ended December 31, 2022, we sold 6,392 acres of land for an aggregate sales price of approximately $9.7 million.

6.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Property, plant and equipment, at cost:
Water service-related assets (1)	$167,855	$136,340
Furniture, fixtures and equipment	9,932	9,801
Other	598	598
Total property, plant and equipment, at cost	178,385	146,739
Less: accumulated depreciation	(55,807)	(57,152)
Property, plant and equipment, net	$122,578	$89,587

(1)Includes $17.2 million of assets acquired in a business combination. For further information, see Note 3, “Assets Acquired in a Business Combination.”

Depreciation expense was $13.6 million, $12.2 million and $14.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7.    Intangible Assets

Intangible assets, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Contracts acquired in a business combination (1)	15,700	—
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (2)	37,103	21,403
Less: accumulated amortization	(1,915)	(378)
Intangible assets, net	$35,188	$21,025

(1)See further discussion in Note 3, “Assets Acquired in a Business Combination.”
(2)The remaining weighted average amortization period for total intangible assets was 11.8 years as of December 31, 2024.

Amortization of intangible assets was $1.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. There was no amortization of intangible assets for the year ended December 31, 2022. The estimated future annual amortization expense of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Estimated Future Annual Amortization Expense
2025	$2,342
2026	2,342
2027	2,342
2028	2,342
2029	2,342
2030 and thereafter	23,478

8.    Pension and Other Postretirement Benefits

TPL has a defined contribution plan available to all eligible employees. Qualifying participants may receive a matching contribution based on the amount participants contribute to the plan up to 6% of their qualifying compensation. TPL contributed approximately $0.9 million, $0.8 million and $0.7 million to the defined contribution plan for the years ended December 31, 2024, 2023 and 2022, respectively.

The Restated Texas Pacific Land Corporation Employees’ Pension Plan (the “Pension Plan”) is a noncontributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”), and is available to all eligible employees who have completed one year of continuous service with TPL during which they completed at least 1,000 hours of service. The Pension Plan provides for a normal retirement benefit at age 65. Contributions to the Pension Plan reflect benefits accrued with respect to participants’ services to date, as well as the amount actuarially determined to pay lifetime benefits to participants and their beneficiaries upon retirement.

During 2024, the Company irrevocably transferred $3.4 million of the Pension Plan’s defined benefit obligations and related plan assets to a third-party insurance company in an annuity buyout. The transaction resulted in no changes to the benefits to be received by the retired and deferred vested participants. The Company recognized a realized non-cash settlement gain on the annuity buyout of $0.7 million. The gain is included in other income (expense) on the consolidated statement of income.

Effective December 31, 2024, the Pension Plan was frozen for benefit accruals and closed to new participants. This event resulted in a non-cash curtailment gain of $3.9 million for the year ended December 31, 2024. The gain is included in other income (expense) on the consolidated statement of income.

The following table sets forth the Pension Plan’s changes in benefit obligation, changes in fair value of assets, and funded status as of December 31, 2024 and 2023 using a measurement date of December 31 (in thousands):

	December 31, 2024	December 31, 2023
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$10,553	$8,177
Curtailment gain	(3,864)	—
Annuity buyout settlement	(3,439)	—
Service cost	1,848	1,537
Interest cost	503	423
Actuarial gain (loss)	(1,812)	658
Benefits paid	(222)	(242)
Projected benefit obligation at end of year	$3,567	$10,553

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$14,201	$11,650
Annuity buyout settlement	(3,439)	—
Actual return on Pension Plan assets	2,071	725
Contributions by employer	—	2,068
Benefits paid	(222)	(242)
Fair value of Pension Plan assets at end of year	12,611	14,201
Funded status at end of year	$9,044	$3,648

The projected Pension Plan benefit obligation as of December 31, 2024 was impacted by changes in assumptions used as of that date compared to assumptions used as of December 31, 2023. These changes included an increase in the discount rate from 5.00% as of December 31, 2023 to 5.75% as of December 31, 2024. The effect of the assumption changes was a decrease in the projected benefit obligation of approximately $1.9 million.

Amounts recognized on the consolidated balance sheets as of December 31, 2024 and 2023 consisted of (in thousands):

	December 31, 2024	December 31, 2023
Assets	$9,044	$3,648
Liabilities	—	—
	$9,044	$3,648

The Pension Plan asset is included in other assets on the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive income on the consolidated balance sheets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Net actuarial gain	$4,371	$2,319
Amounts recognized in accumulated other comprehensive income, before taxes	4,371	2,319
Income tax expense	(918)	(488)
Amounts recognized in accumulated other comprehensive income, after taxes	$3,453	$1,831

Net periodic pension (benefit) cost for the years ended December 31, 2024, 2023 and 2022 included the following components (in thousands):

	Years Ended December 31,
	2024	2023	2022
Components of net periodic (benefit) cost:
Curtailment gain	$(3,864)	$—	$—
Realized gain on settlement	(752)	—	—
Service cost	1,848	1,537	2,870
Interest cost	503	423	336
Expected return on Pension Plan assets	(964)	(807)	(741)
Recognized actuarial (gain) loss	(114)	(130)	41
Net periodic pension (benefit) cost	$(3,343)	$1,023	$2,506

Service cost, a component of net periodic pension (benefit) cost, is reflected in our consolidated statements of income and total comprehensive income within salaries and related employee expenses. The other components of net periodic pension (benefit) cost are included in other income, net on the consolidated statements of income and total comprehensive income.

Other changes in Pension Plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net actuarial (gain) loss	$(2,919)	$739	$(4,422)
Recognized actuarial gain (loss)	866	130	(41)
Total recognized in other comprehensive (income) loss, before taxes	$(2,053)	$869	$(4,463)
Total recognized in net benefit cost and other comprehensive (income) loss, before taxes	$(5,396)	$1,892	$(1,958)

TPL reclassified $0.6 million (net of income tax benefit of $0.1 million) out of accumulated other comprehensive loss for net periodic pension (benefit) cost to other income, net for the year ended December 31, 2024, $0.5 million (net of income tax benefit of $0.1 million) for the year ended December 31, 2023 and $0.4 million (net of income tax benefit of $0.1 million) for the year ended December 31, 2022.

The following table summarizes the projected benefit obligation in excess of Pension Plan assets and Pension Plan assets in excess of accumulated benefit obligation as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Projected benefit obligation in excess of Pension Plan assets:
Projected benefit obligation	$3,567	$10,553
Fair value of Pension Plan assets	$12,611	$14,201
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$3,567	$6,417
Fair value of Pension Plan assets	$12,611	$14,201

The following are weighted-average assumptions used to determine benefit obligations and costs as of December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.75%	5.00%	5.25%
Rate of compensation increase	N/A (1)	7.29%	7.29%

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	5.00%	5.25%	3.00%
Expected return on Pension Plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	7.29%	7.29%	7.29%

(1)As the Pension plan was frozen effective December 31, 2024, this assumption is not applicable in the calculation of the benefit obligations as of December 31, 2024.

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

The fair values of the Pension Plan assets (all considered Level 1 assets in the fair value hierarchy) are classified by major asset category as of December 31, 2024 and 2023, were as follows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents — money markets	$574	$1,179
Equities	8,600	8,182
Equity funds	1,049	401
Fixed income funds	—	1,000
Taxable bonds	2,388	3,439
Total	$12,611	$14,201

While no funding requirements are expected for 2025, management intends to fund the Pension Plan for 2025 to the extent of any minimum amount required under ERISA.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following 10-year period (in thousands):

Year ending December 31,	Amount
2025	$32
2026	37
2027	43
2028	93
2029	93
2030 to 2034	611

9.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, with the 2021 Plan, collectively referred to herein as the “Plans”). In conjunction with the three-for-one stock split effected on March 26, 2024, the Plans were adjusted to increase the authorized number of shares that may be issued under the Plans. As of December 31, 2024, share-based compensation granted under the Plans included RSAs, RSUs and PSUs. Currently, all awards granted under the Plans are entitled to receive dividends (which are accrued and distributed to award recipients upon vesting) or have dividend equivalent rights. Dividends and dividend equivalent rights are subject to the same vesting conditions as the awards to which they relate and are forfeitable if the related awards are forfeited. RSUs granted under the 2021 Plan vest in one-third increments and PSUs granted under the 2021 Plan cliff vest at the end of three years if the applicable performance metrics are achieved (as discussed further below). RSAs granted prior to October 31, 2023 under the 2021 Directors Plan vested on the first anniversary of the award. Effective October 31, 2023, the 2021 Directors Plan was amended such that RSAs vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 225,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of December 31, 2024, 136,238 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSAs and RSUs under the 2021 Plan for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024				2023
	Restricted Stock Awards (1)		Restricted Stock Units (2)		Restricted Stock Awards (1)		Restricted Stock Units (2)
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	—	$—	18,675	$527	4,011	$417	16,836	$441
Granted	—	—	12,655	481	—	—	8,544	641
Vested (3)	—	—	(7,812)	507	(3,891)	417	(5,592)	441
Cancelled and forfeited	—	—	(306)	528	(120)	417	(1,113)	534
Nonvested at end of period	—	$—	23,212	$509	—	$—	18,675	$527

(1)As of December 31, 2023, all RSAs have vested or have been forfeited. No additional RSAs have been granted since December 29, 2021.
(2)RSUs vest in one-third increments over a three-year period.

(3)Of the 7,812 RSUs that vested during the year ended December 31, 2024, 2,948 RSUs were surrendered by employees to the Company upon vesting to settle tax withholdings. Of the 9,483 RSUs that vested during the year ended December 31, 2023, 3,495 RSUs were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

The following table summarizes activity related to PSUs under the 2021 Plan for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period (1)	12,738	$595	7,182	$452
Granted (2)	8,340	538	5,556	781
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—
Nonvested at end of period	21,078	$573	12,738	$595

(1)Nonvested PSUs as of January 1, 2024 included 6,369 RTSR (as defined below) PSUs and 6,369 FCF (as defined below) PSUs. If the maximum amount of the performance metrics described in the applicable PSU agreements are achieved, the actual number of shares that will ultimately vest pursuant to the PSU agreements will exceed target PSUs by 100% (i.e., a collective 12,738 additional shares would be issued).
(2)The PSUs were granted on February 13, 2024 and include 4,170 RTSR PSUs (based on target) with a grant date fair value of $602 per share and 4,170 FCF PSUs (based on target) with a grant date fair value of $475 per share. If the maximum amount of the performance metrics described in the applicable PSU agreements are achieved, the actual number of shares that will ultimately vest pursuant to the PSU agreements will exceed target PSUs by 100% (i.e., a collective 8,340 additional shares would be issued).

Each PSU has a value equal to one share of Common Stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) over the applicable three-year measurement period compared to the SPDR® S&P® Oil & Gas Exploration & Production ETF (“XOP”) Index, and 50% of the PSUs may be earned based on the cumulative free cash flow per share (“FCF”) over the three-year vesting period. As the RTSR PSUs are market-based awards, their grant date fair value was determined using a Monte Carlo simulation model that uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the XOP Index (i.e., the probability of satisfying the market condition defined in the awards). Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the awards. The risk-free interest rate was based on U.S. Treasury yield constant maturities for a term matching the expected term of the awards. The inputs for the Monte Carlo simulation model are designated as Level 2 within the fair value hierarchy.

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 30,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of December 31, 2024, 24,219 shares of Common Stock remained available under the 2021 Directors Plan for future grants.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
	Restricted Stock Awards		Restricted Stock Awards
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	1,134	$781	2,097	$427
Granted (1)	2,160	524	1,458	781
Vested	(3,294)	612	(2,421)	474
Cancelled and forfeited	—	—	—	—
Nonvested at end of period	—	$—	1,134	$781

(1)RSAs granted prior to October 31, 2023 vest on the first anniversary of the grant date and RSAs granted on or after October 31, 2023 vest in full on the date of grant.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2024	2023	2022
Salaries and related employee expenses (employee awards)	$11,364	$9,124	$7,583
General and administrative expenses (director awards)	1,134	1,219	849
Total share-based compensation expense (1)	$12,498	$10,343	$8,432

(1)The Company recognized a tax benefit of $2.6 million, $2.2 million and $1.8 million related to share-based compensation for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $10.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.0 year.

10.    Other Income, Net

Other income, net, includes interest earned on our cash balances, and other miscellaneous income (expense). Miscellaneous income (expense) includes insurance proceeds and gains and losses on disposals of capital assets.

Other income, net for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Other income, net:
Interest earned on cash and cash equivalents, net	$32,140	$28,630	$6,207
Curtailment gain (1)	3,864	—	—
Realized gain on pension settlement (1)	752	—	—
Other employee pension costs	575	514	363
Miscellaneous other income (expense), net (2)	2,352	2,364	(22)
Total other income, net	$39,683	$31,508	$6,548

(1)See Note 8, “Pension and Other Postretirement Benefits” for discussion of curtailment gain and realized gain on pension settlement.
(2)For the year ended December 31, 2024, miscellaneous income (expense), net includes $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year. For the year ended December 31, 2023, miscellaneous other income (expense), net includes $1.4 million of interest and damages resulting from an arbitration settlement with an operator. See Note 13, “Commitments and Contingencies” for further information regarding the arbitration.

11.    Income Taxes

The income tax provision charged to operations for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$116,323	$106,721	$117,395
State and local	3,934	3,796	3,835
Current income tax expense	120,257	110,517	121,230
Deferred expense	4,604	1,399	1,263
Total income tax expense	$124,861	$111,916	$122,493

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022 to income before Federal income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Computed tax expense at the statutory rate of 21%	$121,552	$108,688	$119,460
Reduction in income taxes resulting from:
State taxes	3,182	3,439	3,045
Executive compensation	1,803	1,117	1,146
Research and development credit	(850)	—	—
Statutory depletion	(653)	(682)	(823)
Prior year tax adjustments	75	(305)	(13)
Correction of historical tax depletion	—	—	805
Estimated penalties and interest	—	—	(763)
Other, net	(248)	(341)	(364)
Total income tax expense	$124,861	$111,916	$122,493
Effective tax rate	21.6%	21.6%	21.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023
Unearned revenue	$5,879	$6,717
Stock compensation	2,677	2,097
Other	533	760
Total deferred tax assets	9,089	9,574

Property, plant and equipment	20,723	17,532
Real estate and royalty interests	33,581	33,215
Pension plan asset	1,901	767
Other, net	285	425
Total deferred tax liabilities	56,490	51,939
Deferred taxes payable	$(47,401)	$(42,365)

TPL is subject to taxation in the United States, Texas and New Mexico. TPL is no longer subject to U.S. Federal income tax examination by tax authorities for tax years before 2021.

12.    Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of shares outstanding during the period plus unvested RSAs and other nonvested awards granted pursuant to our incentive and equity compensation plans. The computation of diluted EPS reflects the potential dilution that could occur if all outstanding awards under the incentive and equity compensation plans were converted into shares of Common Stock or resulted in the issuance of shares of Common Stock that would then share in the earnings of the Company. The number of dilutive securities is computed using the treasury stock method.

The following table sets forth the computation of EPS for the years ended December 31, 2024, 2023 and 2022 (in thousands, except number of shares and per share data):

	Years Ended December 31,
	2024	2023	2022
Net income	$453,960	$405,645	$446,362

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	22,986,197	23,044,305	23,165,871
Basic earnings per share	$19.75	$17.60	$19.27

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	22,986,197	23,044,305	23,165,871
Effect of dilutive securities:
Stock-based incentive plan	33,554	15,540	14,556
Weighted average shares outstanding for diluted earnings per share	23,019,751	23,059,845	23,180,427
Diluted earnings per share	$19.72	$17.59	$19.26

RSAs are included in the number of shares of Common Stock issued and outstanding, but omitted from the basic earnings per share calculation until such time as the RSAs vest. Certain stock awards granted are not included in the dilutive securities in the table above as they are anti-dilutive for the year ended December 31, 2023. There were no dilutive securities for the year ended December 31, 2024.

13.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of December 31, 2024, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of December 31, 2024.

Lease Commitments

As of December 31, 2024 and 2023, we have recorded right-of-use assets of $1.2 million and $1.9 million, respectively, and lease liabilities for $1.3 million and $2.0 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The office lease agreements require monthly rent payments and expire in December 2025 and July 2027, respectively. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost was $0.9 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations. There are no residual value guarantees in our lease commitments. The weighted-average lease term for our operating lease liabilities is approximately 23 months. The weighted average discount rate of our operating leases is 4.7%.

Future minimum lease payments were as follows as of December 31, 2024 (in thousands):

Year ending December 31,	Amount
2025	$826
2026	316
2027	187
Total lease payments	1,329
Less: imputed interest	(79)
Total operating lease liabilities	$1,250

Rent expense for these lease agreements amounted to approximately $0.8 million for each of the years ended December 31, 2024, 2023 and 2022.

14.    Equity

Increase in Authorized Shares of Common Stock

As of December 31, 2023, the Company had authorized shares consisting of 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”), and 7,756,156 shares of Common Stock, par value $0.01 per share. On March 1, 2024, we filed a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware, pursuant to which the Certificate of Incorporation was amended and restated to provide that the total number of authorized shares of capital stock of the Company be increased to 47,536,936 shares of capital stock, consisting of 1,000,000 shares of Preferred Stock and 46,536,936 shares of Common Stock.

Common Stock Split

On March 26, 2024, we effected a three-for-one stock split in the form of a stock dividend of two additional shares of Common Stock for every share of Common Stock outstanding to stockholders of record as of March 18, 2024. All share, RSA, RSU, PSU and per share information has been retroactively adjusted to reflect the stock split. The shares of Common Stock retained a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common Stock.”

Dividends

For the year ended December 31, 2024, we paid total regular cash dividends of $5.11 per share of Common Stock and special dividends of $10.00 per share of Common Stock. For the year ended December 31, 2023, we paid total regular cash dividends of $4.33 per share of Common Stock.

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

For the year ended December 31, 2024 and 2023, we repurchased shares of our Common Stock in amounts totaling $29.2 million and $42.4 million, respectively.

15.    Business Segment Reporting

During the periods presented, we reported our financial performance based on the following reportable segments: Land and Resource Management and Water Services and Operations. We eliminate inter-segment revenues and expenses, if any, upon consolidation. There were no inter-segment revenues for the years ended December 31, 2024, 2023 and 2022.

The Land and Resource Management segment encompasses the business of managing our approximately 873,000 surface acres of land and our approximately 207,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following table presents segment financial results for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) and the reconciliation to consolidated (“Cons”) financial results for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024			2023			2022
	LRM	WSO	Cons	LRM	WSO	Cons	LRM	WSO	Cons
Revenues:
Oil and gas royalties	$373,331	$—	$373,331	$357,394	$—	$357,394	$452,434	$—	$452,434
Water sales	—	150,724	150,724	—	112,203	112,203	—	84,725	84,725
Produced water royalties	—	104,123	104,123	—	84,260	84,260	—	72,234	72,234
Easements and other surface-related income	63,074	10,183	73,257	67,905	3,027	70,932	44,860	3,488	48,348
Land sales	4,388	—	4,388	6,806	—	6,806	9,681	—	9,681
Total revenues	440,793	265,030	705,823	432,105	199,490	631,595	506,975	160,447	667,422

Expenses:
Salaries and related employee expenses	27,493	26,128	53,621	21,945	21,439	43,384	22,054	19,348	41,402
Water service-related expenses	—	46,124	46,124	—	33,566	33,566	—	17,463	17,463
General and administrative expenses	25,531	8,952	34,483	39,078	7,372	46,450	14,978	7,042	22,020
Depreciation, depletion and amortization	10,968	14,194	25,162	3,073	11,684	14,757	2,234	13,142	15,376
Ad valorem and other taxes	7,257	38	7,295	7,382	3	7,385	8,848	6	8,854
Total operating expenses	71,249	95,436	166,685	71,478	74,064	145,542	48,114	57,001	105,115

Operating income	369,544	169,594	539,138	360,627	125,426	486,053	458,861	103,446	562,307

Other income, net	31,707	7,976	39,683	30,384	1,124	31,508	6,491	57	6,548
Income before income taxes	401,251	177,570	578,821	391,011	126,550	517,561	465,352	103,503	568,855
Income tax expense	86,350	38,511	124,861	84,305	27,611	111,916	100,311	22,182	122,493
Net income	$314,901	$139,059	$453,960	$306,706	$98,939	$405,645	$365,041	$81,321	$446,362

Interest income by segment is included in other income, net in the table above.

The following tables present capital expenditures, total assets, and property, plant and equipment, net by segment (in thousands):

	Years Ended December 31,
	2024	2023	2022
Capital Expenditures:
Land and resource management	$279	$241	$393
Water services and operations	29,144	15,190	18,574
Total capital expenditures	$29,423	$15,431	$18,967

	December 31, 2024	December 31, 2023
Assets:
Land and resource management	$1,024,188	$975,136
Water services and operations	223,832	181,262
Total consolidated assets	$1,248,020	$1,156,398

Property, plant and equipment, net:
Land and resource management	$4,805	$5,322
Water services and operations	117,773	84,265
Total consolidated property, plant and equipment, net	$122,578	$89,587

16.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On February 18, 2025, our Board declared a quarterly cash dividend of $1.60 per share, payable on March 17, 2025 to stockholders of record at the close of business on March 3, 2025.

17.    Supplemental Oil and Gas Reserve Information (Unaudited)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States.

Our Share of Oil and Gas Produced

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For the years ended December 31, 2024, 2023 and 2022, our share of oil and gas produced was approximately 26.8, 23.5 and 21.3 thousand Boe per day, respectively.

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depletion are as follows (in thousands):

	December 31, 2024	December 31, 2023
Oil, natural gas and NGL interests
Proved	$150,984	$29,222
Unproved	296,087	22,272
Total oil, natural gas and NGL interests	447,071	51,494
Accumulated depletion	(14,670)	(4,885)
Net oil, natural gas and NGL interests capitalized	$432,401	$46,609

The Company owns approximately 207,000 NRA as of December 31, 2024. Of our total NRA, approximately 191,000 was acquired in 1888 and was recorded with no value. The remaining approximately 16,000 NRA have been acquired over recent years and are included in royalty interests acquired on the consolidated balance sheet. See additional discussion in Note 4, “Oil and Gas Royalty Interests.”

Costs Incurred in Oil and Natural Gas Activities

Costs incurred in oil, natural gas and NGL acquisition and development activities are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Acquisition costs
Proved	$121,018	$3,566	$1,258
Unproved	274,559	—	404
Total	$395,577	$3,566	$1,662

Results of Operations from Oil and Natural Gas Producing Activities

The following table sets forth the revenues and expenses related to the production and sale of oil and natural gas (in thousands). It does not include any general and administrative costs and, therefore, is not necessarily indicative of the net operating results of the Company oil and natural gas operations.

	Years Ended December 31,
	2024	2023	2022
Oil and natural gas revenues (1)	$373,331	$357,394	$452,434
Ad valorem taxes	(6,952)	(7,200)	(8,734)
Depletion expense	(9,785)	(1,982)	(1,027)
Income tax expense	(76,917)	(75,284)	(95,307)
Results of operations from oil and natural gas	$279,677	$272,928	$347,366

(1)Oil and natural gas revenues are reported net of production taxes.

Analysis of Changes in Oil and Natural Gas PDP Reserves

Proved developed producing (“PDP”) reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well. The Company’s oil and gas properties are located in the Permian Basin.

The PDP reserve estimates and their associated future net cash flows were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), an independent third-party petroleum engineering firm, as of December 31, 2024. The reserve report covers only PDP reserves and does not include undeveloped minerals or royalties. The oil and natural gas PDP reserve estimates represent the Company’s net ownership interest in its proved properties and were estimated in accordance with guidelines established by the SEC. Since reserve studies were not completed in prior periods and the comparative information herein is based on the reserve report as of December 31, 2024, the Company rolled volumes backward from 2024 to 2021 without revisions in prior estimates for these time frames.

The following table presents changes in estimated PDP reserves and was prepared in accordance with the rules and regulations of the SEC:

	Crude Oil and Condensate (MBbls)(1)	Natural Gas (MMcf)(1)	Natural Gas Liquids (MBbls)(1)	Total (MBoe)(1)
Net PDP reserves at January 1, 2022	14,190	88,579	13,579	42,533
Extensions and discoveries	5,427	24,441	3,949	13,449
Acquisition of reserves	17	62	9	37
Production	(3,401)	(13,086)	(2,208)	(7,791)
Net PDP reserves at December 31, 2022	16,233	99,996	15,329	48,228
Extensions and discoveries	6,858	31,196	5,010	17,067
Acquisition of reserves	89	664	102	302
Production	(3,701)	(14,528)	(2,453)	(8,575)
Net PDP reserves at December 31, 2023	19,479	117,328	17,988	57,022
Extensions and discoveries	5,587	23,483	3,824	13,324
Acquisition of reserves	2,378	13,317	2,042	6,639
Production	(4,118)	(17,074)	(2,841)	(9,804)
Net PDP reserves at December 31, 2024	23,326	137,054	21,013	67,181

Net PDP reserves
December 31, 2022	16,233	99,996	15,329	48,228
December 31, 2023	19,479	117,328	17,988	57,022
December 31, 2024	23,326	137,054	21,013	67,181

(1)Commonly used definitions in the oil and gas industry not previously defined: MBbls represents one thousand barrels of crude oil, condensate or NGLs. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe.

Standardized Measure of Oil and Gas

The standardized measure of discounted future net cash flows before income taxes related to the oil and natural gas PDP reserves of the interests is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Future cash inflows	$2,566,234	$2,150,816	$2,662,176
Future production costs	(191,879)	(157,805)	(205,483)
Future income taxes	(423,633)	(422,629)	(528,926)
Future net cash flows	1,950,722	1,570,382	1,927,767
Less: 10% annual discount	(942,086)	(748,864)	(932,146)
Standard measure of discounted future net cash flows	$1,008,636	$821,518	$995,621

Reserve estimates and future cash flows are based on the average market prices for sales of oil and natural gas adjusted for basis differentials, on the first calendar day of each month during the year. The average prices used for 2024, 2023 and 2022 were $76.32, $78.21 and $94.14 per barrel for crude oil and $2.13, $2.64 and $6.36 per Mcf for natural gas, respectively.

Future production costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in producing the oil and gas PDP reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in oil and natural gas reserve estimates.

Changes in Standardized Measure of Oil and Gas

Changes in the standardized measure of discounted future net cash flows before income taxes related to the oil and natural gas PDP reserves of the interests are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Standardized measure - beginning of year	$821,518	$995,621	$616,919
Sales, net of production costs	(366,379)	(350,194)	(443,700)
Net changes of prices and production costs related to future production	10,003	(426,381)	401,411
Extensions and discoveries	330,825	441,343	486,327
Acquisition of reserves	125,918	5,827	1,259
Net change in income taxes	1,424	51,996	(103,905)
Accretion of discount	104,269	126,879	78,618
Changes in timing and other	(18,942)	(23,573)	(41,308)
Standardized measure - end of year	$1,008,636	$821,518	$995,621

*****