Form 10-Q
period 2025-03-31
Texas Pacific Land Corp
filed 2025-05-07
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Yes ☐ No ☑

As of April 30, 2025, there were 22,987,326 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$460,379	$369,835
Accounts receivable and accrued receivables, net	138,251	126,670
Prepaid expenses and other current assets	4,873	5,318
Tax like-kind exchange escrow	3,417	1,546
Total current assets	606,920	503,369
Royalty interests acquired, net	428,662	432,401
Real estate acquired	143,183	143,178
Property, plant and equipment, net	128,468	122,578
Intangible assets, net	34,602	35,188
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th and 1/128th nonparticipating perpetual royalty interests	—	—
Other assets	11,457	11,306
Total assets	$1,353,292	$1,248,020
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$25,071	$26,958
Ad valorem and other taxes payable	3,436	8,418
Income taxes payable	37,332	4,388
Unearned revenue	12,019	6,797
Total current liabilities	77,858	46,561
Deferred taxes payable	48,189	47,401
Unearned revenue - noncurrent	20,310	20,636
Accrued liabilities - noncurrent	678	957
Total liabilities	147,035	115,555

Commitments and contingencies (Note 12)	—	—

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 46,536,936 shares authorized as of March 31, 2025 and December 31, 2024, 22,987,245 and 22,971,803 outstanding as of March 31, 2025 and December 31, 2024, respectively	231	231
Treasury stock, at cost; 98,831 and 114,273 shares as of March 31, 2025 and December 31, 2024, respectively	(144,850)	(168,843)
Additional paid-in capital	2,122	19,900
Accumulated other comprehensive income	3,544	3,583
Retained earnings	1,345,210	1,277,594
Total equity	1,206,257	1,132,465
Total liabilities and equity	$1,353,292	$1,248,020

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Oil and gas royalties	$111,245	$92,120
Water sales	38,813	37,126
Produced water royalties	27,700	23,006
Easements and other surface-related income	18,225	20,646
Land sales	—	1,244
Total revenues	195,983	174,142

Expenses:
Salaries and related employee expenses	14,572	12,461
Water service-related expenses	11,126	10,212
General and administrative expenses	6,072	9,231
Depreciation, depletion and amortization	11,941	3,840
Ad valorem and other taxes	2,199	2,357
Total operating expenses	45,910	38,101

Operating income	150,073	136,041

Other income, net	4,321	9,943
Income before income taxes	154,394	145,984
Income tax expense	33,742	31,567
Net income	$120,652	$114,417

Other comprehensive loss — periodic pension costs, net of income taxes of $11 and $6 for the three months ended March 31, 2025 and 2024, respectively	(39)	(21)
Total comprehensive income	$120,613	$114,396

Net income per share of common stock
Basic	$5.25	$4.97
Diluted	$5.24	$4.97

Weighted average number of shares of common stock outstanding
Basic	22,980,695	23,003,001
Diluted	23,005,847	23,020,249

Cash dividends per share of common stock	$1.60	$1.17

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$120,652	$114,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,941	3,840
Share-based compensation	4,397	3,354
Deferred taxes	788	(331)
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(11,339)	5,602
Operating liabilities, excluding income taxes	(2,657)	(11,446)
Income taxes payable	32,944	31,808
Cash provided by operating activities	156,726	147,244

Cash flows from investing activities:
Purchase of fixed assets	(8,966)	(2,238)
Acquisition of royalty interests, net of post-close adjustments	(3,546)	—
Acquisition of real estate	(5)	—
Cash used in investing activities	(12,517)	(2,238)

Cash flows from financing activities:
Dividends paid	(37,434)	(26,907)
Shares exchanged for tax withholdings	(14,260)	(1,207)
Cash settlement of common stock repurchases	(100)	(10,341)
Cash used in financing activities	(51,794)	(38,455)

Net increase in cash, cash equivalents and restricted cash	92,415	106,551
Cash, cash equivalents and restricted cash, beginning of period	371,381	730,549
Cash, cash equivalents and restricted cash, end of period	$463,796	$837,100

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Supplemental non-cash investing and financing information:
Increase in accounts payable related to capital expenditures	$942	$3,424
Accrued dividends on unvested stock awards	$(478)	$(15)

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of March 31, 2025 and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report on Form 10-Q (this “Quarterly Report”), and these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our 2024 Annual Report. The results for the interim periods shown in this Quarterly Report are not necessarily indicative of future financial results.

Operating segments are based on components of the Company that engage in business activity that earn revenues and incur expenses and (a) whose operating results are regularly reviewed by our chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company operates two operating segments which represent our reportable segments: Land and Resource Management and Water Services and Operations. The segments enable the alignment of our strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. The measure of profit or loss that the CODM uses to assess performance and allocated resources to our reportable segments is net income. Our chief executive officer is the CODM and uses net income to evaluate income generated by each segment in his determination of allocating resources to each segment. See Note 14, “Business Segment Reporting” for further information regarding our segments.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that correspond to the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$460,379	$369,835
Tax like-kind exchange escrow	3,417	1,546
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$463,796	$371,381

3.    Assets Acquired in a Business Combination

On August 20, 2024, we acquired 4,120 acres of land along with other surface-related tangible and intangible assets (collectively referred to as the “Acquired Assets”) from an unaffiliated seller for total consideration of $45.0 million, in an all-cash transaction. There were no liabilities assumed by the Company in this transaction. The Acquired Assets generate revenue streams across water sales, produced water royalties, and SLEM, and provide additional commercial growth opportunities for the Company to expand water sourcing and produced water opportunities to both new and existing customers. The Acquired Assets are located in the Midland Basin.

The acquisition was accounted for as a business combination using the acquisition method and, therefore, the Acquired Assets were recorded based on their fair value on a nonrecurring basis on the date of acquisition and are subject to fair value adjustments under certain circumstances. In determining the fair values of the Acquired Assets, management made estimates, judgements and assumptions. Inputs used to determine fair values of assets included internally-developed models, risk-adjusted discount rates by asset class, publicly available data on land sales comparisons and other cost analysis. These fair values are considered Level 3 assets in the fair value hierarchy. There was no goodwill recorded in connection with this acquisition. The purchase price allocation was finalized during the year ended December 31, 2024.

The following table presents the allocation of fair value by asset class (in thousands):

Real estate acquired	$12,100
Property, plant and equipment	17,200
Intangible assets	15,700
Total consideration and fair value	$45,000

For the three months ended March 31, 2025, revenues and operating expenses from the acquisition were approximately $0.7 million and $0.9 million, respectively, and are included in our condensed consolidated statements of income.

4.    Oil and Gas Royalty Interests

As of March 31, 2025 and December 31, 2024, the net book value of the oil and gas royalty interests we owned was as follows (in thousands):

	March 31, 2025	December 31, 2024
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired, at cost (3)	450,617	447,071
Total royalty interests	450,617	447,071
Less: accumulated depletion	(21,955)	(14,670)
Royalty interests, net	$428,662	$432,401

(1)Royalty interests assigned through the Declaration of Trust. Nonparticipating perpetual royalty interests in 185,369 NRA as of March 31, 2025 and December 31, 2024.
(2)Royalty interests assigned through the Declaration of Trust. Nonparticipating perpetual royalty interests in 5,308 NRA as of March 31, 2025 and December 31, 2024.
(3)Royalty interest in 16,074 and 15,897 NRA as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, we acquired oil and gas royalty interests in 177 NRA for a purchase price of approximately $3.5 million, net of post-close adjustments. There were no acquisitions of oil and gas royalty interests during the three months ended March 31, 2024. There were no sales of oil and gas royalty interests during the three months ended March 31, 2025 or 2024.

Depletion expense was $7.3 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

5.    Real Estate Activity

As of March 31, 2025 and December 31, 2024, we owned the following land and real estate (in thousands, except number of acres):

	March 31, 2025		December 31, 2024
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,643	$—	798,643	$—
Real estate acquired	74,493	143,183	74,493	143,178
Total real estate	873,136	$143,183	873,136	$143,178

(1)Real estate assigned through the Declaration of Trust.

There were no land sales for the three months ended March 31, 2025. For the three months ended March 31, 2024, we sold 41 acres of land in Texas for an aggregate sales price of $1.2 million. There were no land acquisitions for the three months ended March 31, 2025 or 2024.

6.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Property, plant and equipment, at cost:
Water service-related assets	$177,757	$167,855
Furniture, fixtures and equipment	9,938	9,932
Other	598	598
Total property, plant and equipment, at cost	188,293	178,385
Less: accumulated depreciation	(59,825)	(55,807)
Property, plant and equipment, net	$128,468	$122,578

Depreciation expense was $4.0 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively.

7.    Intangible Assets

Intangible assets, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Contracts acquired in a business combination	15,700	15,700
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (1)	37,103	37,103
Less: accumulated amortization	(2,501)	(1,915)
Intangible assets, net	$34,602	$35,188

(1)The remaining weighted average amortization period for total intangible assets was 11.3 years as of March 31, 2025.

Amortization of intangible assets was $0.6 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The estimated future amortization expense of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Estimated Future Amortization Expense
Remainder of 2025	$1,756
2026	2,342
2027	2,342
2028	2,342
2029	2,342
2030 and thereafter	23,478
Total expected amortization expense	$34,602

8.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, together with the 2021 Plan, the “Plans”). As of March 31, 2025, share-

based compensation granted under the Plans included restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”). RSUs granted under the 2021 Plan vest in one-third annual increments over three years, and PSUs granted under the 2021 Plan cliff vest at the end of three years if the applicable performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) that may be issued under the 2021 Plan is 225,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of March 31, 2025, 122,038 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSUs granted under the 2021 Plan for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	23,212	$509
Granted (1)	6,504	1,372
Vested (2)	(10,338)	481
Cancelled and forfeited	—	—
Nonvested at end of period	19,378	$813

(1)RSUs vest in one-third annual increments over a three-year period.
(2)Of the 10,338 RSUs that vested during the three months ended March 31, 2025, 4,198 RSUs were surrendered by employees to the Company upon vesting to settle tax withholdings.

The following table summarizes activity related to PSUs granted under the 2021 Plan for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	21,078	$573
Granted (1)	3,848	1,644
Vested (2)	(7,182)	452
Cancelled and forfeited	—	—
Nonvested at end of period	17,744	$854

(1)The PSUs were granted on February 15, 2025 and include 1,924 RTSR PSUs (defined below) (based on target) with a grant date fair value of $1,915 per share and 1,924 FCF PSUs (defined below) (based on target) with a grant date fair value of $1,372 per share. If the maximum amount performance levels described in the PSU agreements are achieved, the actual number of shares that will ultimately vest under the PSU agreements will exceed target PSUs by 100% (i.e., a collective 3,848 additional shares would be issued).
(2)Vested PSUs are based on the original number of PSUs granted (i.e. target units). The actual number of shares delivered upon vesting of PSUs during the three months ended March 31, 2025 totaled 14,364 shares, of which 6,250 shares were surrendered by employees to the Company upon vesting to settle tax withholdings.

Each PSU has a value equal to one share of Common Stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) over the applicable three-year measurement period compared to the SPDR® S&P® Oil & Gas Exploration &

Production ETF (“XOP Index”), and 50% of the PSUs may be earned based on the cumulative free cash flow per share (“FCF”) over the three-year vesting period. Because the RTSR PSUs are market-based awards, their grant date fair value was determined using a Monte Carlo simulation model that uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the XOP Index (i.e., the probability of satisfying the market condition defined in the awards). Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the awards. The risk-free interest rate was based on U.S. Treasury yield constant maturities for a term matching the expected term of the awards. The inputs for the Monte Carlo simulation model are designated as Level 2 within the fair value hierarchy.

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 30,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of March 31, 2025, 23,031 shares of Common Stock remained available under the 2021 Directors Plan for future grants. On January 1, 2025, the Company granted 1,188 RSAs with a grant date fair value of $1,106 per share, which vested in full on the grant date.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2025	2024
Salaries and related employee expenses (employee awards)	$3,083	$2,220
General and administrative expenses (director awards)	1,314	1,134
Total share-based compensation expense (1)	$4,397	$3,354

(1)The Company recognized a tax benefit of $0.9 million and $0.7 million related to share-based compensation for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was $22.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.6 years.

9.    Other Income, Net

Other income, net for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Other income, net:
Interest earned on cash and cash equivalents, net	$4,102	$9,801
Expected return on pension assets, net	219	142
Total other income, net	$4,321	$9,943

10.    Income Taxes

The calculation of our effective tax rate was as follows for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$154,394	$145,984
Income tax expense	$33,742	$31,567
Effective tax rate	21.9%	21.6%

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

The following table sets forth the computation of EPS for the three months ended March 31, 2025 and 2024 (in thousands, except number of shares and per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$120,652	$114,417

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	22,980,695	23,003,001
Basic earnings per share	$5.25	$4.97

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	22,980,695	23,003,001
Effect of dilutive securities:
Incentive and equity compensation plans	25,152	17,248
Weighted average shares outstanding for diluted earnings per share	23,005,847	23,020,249
Diluted earnings per share	$5.24	$4.97

Restricted stock, if any, is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they were anti-dilutive for the three months ended March 31, 2025 and 2024.

12.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of March 31, 2025, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of March 31, 2025.

13.    Changes in Equity

The following tables present changes in our equity for the three months ended March 31, 2025 and 2024 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the three months ended March 31, 2025:
Balances as of December 31, 2024	22,971,803	$231	$(168,843)	$19,900	$3,583	$1,277,594	$1,132,465
Net income	—	—	—	—	—	120,652	120,652
Dividends paid — $1.60 per share of common stock	—	—	—	—	—	(37,434)	(37,434)
Share-based compensation, net of forfeitures	25,890	—	38,253	(17,778)	—	(15,602)	4,873
Shares exchanged for tax withholdings	(10,448)	—	(14,260)	—	—	—	(14,260)
Periodic pension costs, net of income taxes of $11	—	—	—	—	(39)	—	(39)
Balances as of March 31, 2025	22,987,245	$231	$(144,850)	$2,122	$3,544	$1,345,210	$1,206,257

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the three months ended March 31, 2024:
Balances as of December 31, 2023	23,007,681	$78	$(144,998)	$14,613	$1,831	$1,171,672	$1,043,196
Net income	—	—	—	—	—	114,417	114,417
Issuance of common stock related to stock split	—	153	—	(153)	—	—	—
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,907)	(26,907)
Share-based compensation, net of forfeitures	8,373	—	4,698	(1,297)	—	15	3,416
Repurchases of common stock and related excise taxes	(20,106)	—	(10,445)	—	—	—	(10,445)
Shares exchanged for tax withholdings	(2,469)	—	(1,207)	—	—	—	(1,207)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(21)	—	(21)
Balances as of March 31, 2024	22,993,479	$231	$(151,952)	$13,163	$1,810	$1,259,197	$1,122,449

Stock Repurchase Program

On November 1, 2022, our Board approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock. The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. The stock repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors (the “Board”) at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and are subject to market conditions, applicable legal requirements and other factors. As of March 31, 2025, the remaining dollars authorized under the approved stock repurchase program was $178.5 million.

We did not repurchase any shares of our Common Stock during the three months ended March 31, 2025. For the three months ended March 31, 2024, we repurchased $10.3 million shares of our Common Stock.

14.    Business Segment Reporting

During the periods presented, we reported our financial performance based on the following reportable segments: Land and Resource Management and Water Services and Operations. We eliminate inter-segment revenues and expenses, if any, upon consolidation. There were no inter-segment revenues for the three months ended March 31, 2025 and 2024.

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

The following table presents segment financial results for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) and the reconciliation to consolidated financial results for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$111,245	$—	$111,245	$92,120	$—	$92,120
Water sales	—	38,813	38,813	—	37,126	37,126
Produced water royalties	—	27,700	27,700	—	23,006	23,006
Easements and other surface-related income	15,336	2,889	18,225	18,121	2,525	20,646
Land sales	—	—	—	1,244	—	1,244
Total revenues	126,581	69,402	195,983	111,485	62,657	174,142

Expenses:
Salaries and related employee expenses	7,404	7,168	14,572	6,465	5,996	12,461
Water service-related expenses	—	11,126	11,126	—	10,212	10,212
General and administrative expenses	3,313	2,759	6,072	6,674	2,557	9,231
Depreciation, depletion and amortization	7,689	4,252	11,941	693	3,147	3,840
Ad valorem and other taxes	2,189	10	2,199	2,356	1	2,357
Total operating expenses	20,595	25,315	45,910	16,188	21,913	38,101

Operating income	105,986	44,087	150,073	95,297	40,744	136,041

Other income, net	3,416	905	4,321	7,930	2,013	9,943
Income before income taxes	109,402	44,992	154,394	103,227	42,757	145,984
Income tax expense	23,858	9,884	33,742	22,256	9,311	31,567
Net income	$85,544	$35,108	$120,652	$80,971	$33,446	$114,417

Interest income by segment is included in other income, net in the table above.

The following tables present capital expenditures, total assets and property, plant and equipment, net by segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Capital Expenditures:
Land and resource management	$3	$51
Water services and operations	9,905	5,611
Total capital expenditures	$9,908	$5,662

	March 31, 2025	December 31, 2024
Assets:
Land and resource management	$1,127,711	$1,024,188
Water services and operations	225,581	223,832
Total consolidated assets	$1,353,292	$1,248,020

Property, plant and equipment, net:
Land and resource management	$4,608	$4,805
Water services and operations	123,860	117,773
Total consolidated property, plant and equipment, net	$128,468	$122,578

15.    Oil and Gas Producing Activities

Our Share of Oil and Gas Produced

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, natural gas liquids (“NGL”) or approximately 6,000 cubic feet of gas. As of March 31, 2025 and 2024, our share of oil and gas produced was approximately 31.1 thousand and 24.8 thousand Boe per day, respectively.

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depletion are as follows (in thousands):

	March 31, 2025	December 31, 2024
Oil, natural gas and NGL interests
Proved	$163,990	$150,984
Unproved	286,627	296,087
Total oil, natural gas and NGL interests	450,617	447,071
Accumulated depletion	(21,955)	(14,670)
Royalty interests, net	$428,662	$432,401

The Company owns approximately 207,000 NRA as of March 31, 2025. Of our total NRA, approximately 191,000 was acquired in 1888 and was recorded with no value. The remaining approximately 16,000 NRA have been acquired over recent years and are included in royalty interests acquired on the consolidated balance sheet. See additional discussion in Note 4, “Oil and Gas Royalty Interests.”

16.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On May 6, 2025, our Board declared a quarterly cash dividend of $1.60 per share, payable on June 16, 2025 to stockholders of record at the close of business on June 2, 2025.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects” and “believes” or similar expressions or the negative of such terms, when used in this Quarterly Report or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Quarterly Report are based on information available to us, and speak only, as of the date this Quarterly Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report.

The following discussion and analysis should be read in conjunction with our 2024 Annual Report filed with the SEC on February 19, 2025 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore, should not be relied upon as indicators, of the Company’s future performance.

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

The Company was originally organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. We completed our reorganization on January 11, 2021 from a business trust, Texas Pacific Land Trust, into Texas Pacific Land Corporation.

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

For a detailed overview of our business and business segments, see Part I, Item 1. “Business — General” in our 2024 Annual Report.

Market Conditions

Average WTI oil prices for the three months ended March 31, 2025 were down approximately 7% compared to average oil prices during the same period last year. Oil prices continue to be impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. In addition, uncertainty around tariffs implemented by and towards the United States has created incremental global economic headwinds, which has, in part, contributed to relatively weaker oil prices in 2025 to-date. Average Henry Hub natural gas prices during 2025 have increased approximately 93% compared to average prior year natural gas prices. Global and domestic natural gas markets have benefited from improved supply-demand balances, including tailwinds from expanded liquefied natural gas capacity and improved industrial and power demand, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently being developed by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies operating in the Permian Basin continue to maintain robust drilling and development activity. Per the U.S. Energy Information Administration, Permian production is currently in excess of 6.5 million barrels per day, which is higher than the average daily production in this region for any year prior to 2025.

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Oil and Gas Pricing Metrics: (1)
WTI Cushing oil average price per bbl	$71.78	$77.50
Henry Hub natural gas average price per mmbtu	$4.14	$2.15
Waha Hub natural gas average price per mmbtu	$1.77	$1.04

Activity Metrics specific to the Permian Basin: (1)(2)
Average monthly horizontal permits	619	592
Average monthly horizontal wells drilled	518	521
Average weekly horizontal rig count	289	301
DUCs as of March 31 for each applicable year	4,229	4,536

Total Average U.S. weekly horizontal rig count (2)	525	560

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

(2) Permian Basin specific information per Enverus analytics. U.S. weekly horizontal rig counts per Baker Hughes United States Rotary Rig Count for horizontal rigs. Statistics for similar data are also available from other sources. The comparability between these other sources and the sources used by the Company may differ.

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three months ended March 31, 2025 and 2024. While average oil prices for the three months ended March 31, 2025 decreased compared to the same period in 2024, average Henry Hub and Waha natural gas prices for the three months ended March 31, 2025 increased compared to the same period in 2024. E&P companies broadly have continued to deploy capital at a measured pace as drilling and development activities across the Permian Basin have remained strong overall. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our levels of liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We had no debt, credit facilities or any off-balance sheet arrangements as of March 31, 2025.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target to maintain a cash and cash equivalents balance of approximately $700 million. Above this target, we will seek to deploy the majority of our free cash flow towards returning capital to our stockholders in the form of special dividends and share repurchases. As of March 31, 2025, we had cash and cash equivalents of $460.4 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to pay regular dividends subject to the discretion of our board of directors (the “Board”), to repurchase shares of our common stock, par value $0.01 per share (the “Common Stock”), subject to market conditions, for potential acquisitions and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for at least the next 12 months.

Return of Capital to Stockholders

During the three months ended March 31, 2025, we paid $37.4 million in dividends to our stockholders. There were no repurchases of shares of our Common Stock during three months ended March 31, 2025.

Development of New Solutions for Produced Water and Capital Expenditures

In 2024, we announced our progress towards developing a patented energy-efficient desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. We have begun construction of our facility which will have an initial capacity of 10,000 barrels of water per day, with expected construction completion later in 2025. Cumulatively through March 31, 2025, we have spent $12.7 million ($0.8 million during the three months ended March 31, 2025) on this new energy-efficient desalination and treatment process and equipment, of which $8.0 million has been capitalized as of March 31, 2025.

Additionally, during the three months ended March 31, 2025, we invested approximately $9.9 million to maintain and/or enhance our water sourcing assets.

Cash Flows from Operating Activities

For the three months ended March 31, 2025 and 2024, net cash provided by operating activities was $156.7 million and $147.2 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flows used in operations generally consist of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the three months ended March 31, 2025 compared to the same period of 2024 was primarily driven by an increase in operating income and changes in working capital requirements during 2025 as compared to 2024.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2025 and 2024, net cash used in investing activities was $12.5 million and $2.2 million, respectively. Our cash flows used in investing activities are primarily related to acquisitions and capital expenditures related to our water services and operations segment. Our acquisitions may include land, royalty interests and other similar tangible and intangible assets.

The increase in net cash used by investing activities was primarily due to the $6.7 million increase in capital expenditures related to our water sourcing assets during the three months ended March 31, 2025 compared to the same period of 2024. In addition, we acquired royalty interests for $3.5 million, net of post-close adjustments, during the three months ended March 31, 2025. No acquisitions were made during the three months ended March 31, 2024.

Cash Flows Used in Financing Activities

For the three months ended March 31, 2025 and 2024, net cash used in financing activities was $51.8 million and $38.5 million, respectively. Our cash flows used in financing activities primarily consist of activities that return capital to our stockholders, such as payments of dividends and repurchases of our Common Stock.

During the three months ended March 31, 2025 and 2024, we paid total dividends of $37.4 million and $26.9 million, respectively. During the three months ended March 31, 2025, employees surrendered $14.3 million in shares to the Company to settle tax withholdings related to stock vesting. We had no repurchases of our Common Stock during the three months ended March 31, 2025. During the three months ended March 31, 2024, we repurchased $10.3 million shares of our Common Stock (including share repurchases not settled at the end of the period).

Results of Operations

The following table shows our consolidated results of operations and our results of operations by reportable segment for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$111,245	$—	$111,245	$92,120	$—	$92,120
Water sales	—	38,813	38,813	—	37,126	37,126
Produced water royalties	—	27,700	27,700	—	23,006	23,006
Easements and other surface-related income	15,336	2,889	18,225	18,121	2,525	20,646
Land sales	—	—	—	1,244	—	1,244
Total revenues	126,581	69,402	195,983	111,485	62,657	174,142

Expenses:
Salaries and related employee expenses	7,404	7,168	14,572	6,465	5,996	12,461
Water service-related expenses	—	11,126	11,126	—	10,212	10,212
General and administrative expenses	3,313	2,759	6,072	6,674	2,557	9,231
Depreciation, depletion and amortization	7,689	4,252	11,941	693	3,147	3,840
Ad valorem and other taxes	2,189	10	2,199	2,356	1	2,357
Total operating expenses	20,595	25,315	45,910	16,188	21,913	38,101

Operating income	105,986	44,087	150,073	95,297	40,744	136,041

Other income, net	3,416	905	4,321	7,930	2,013	9,943
Income before income taxes	109,402	44,992	154,394	103,227	42,757	145,984
Income tax expense	23,858	9,884	33,742	22,256	9,311	31,567
Net income	$85,544	$35,108	$120,652	$80,971	$33,446	$114,417

Consolidated Results of Operations

For the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Total revenues increased $21.8 million to $196.0 million for the three months ended March 31, 2025 compared to $174.1 million for the three months ended March 31, 2024. Total operating expenses increased $7.8 million for the three months ended March 31, 2025 compared to $38.1 million for the three months ended March 31, 2024. Net income was $120.7 million for the three months ended March 31, 2025 compared to $114.4 million for the same period of 2024. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”
Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 14, “Business Segment Reporting” in the notes to the condensed consolidated financial statements in this Quarterly Report. We monitor our reporting segments based upon net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

As discussed in “Market Conditions” and “Permian Basin Activity” above, our segment revenues are directly influenced by development decisions made by our customers and the overall activity level in the Permian Basin. Accordingly, our segment revenues, sales volumes and associated expenses, as further discussed below, fluctuate from period to period based upon those decisions and activity levels.

For the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $111.2 million for the three months ended March 31, 2025 compared to $92.1 million for the three months ended March 31, 2024, an increase of $19.1 million. Our share of production increased to 31.1 thousand barrels of oil equivalent (“Boe”) per day for the three months ended March 31, 2025 compared to 24.8 thousand Boe per day for the same period of 2024. The average realized price decreased 2.6% to $41.58 per Boe for the three months ended March 31, 2025 from $42.71 per Boe for the three months ended March 31, 2024.

The financial and operational data by royalty stream is presented in the table below for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Our share of production volumes: (1)
Oil (MBbls)	1,123	990
Natural gas (MMcf)	5,230	3,806
NGL (MBbls)	807	633
Equivalents (MBoe)	2,801	2,258
Equivalents per day (MBoe/d)	31.1	24.8

Oil and gas royalty revenue (in thousands):
Oil royalties	$76,179	$72,614
Natural gas royalties	17,561	7,062
NGL royalties	17,505	12,444
Total oil and gas royalties	$111,245	$92,120

Realized prices:
Oil ($/Bbl)	$71.05	$76.77
Natural gas ($/Mcf)	$3.63	$2.01
NGL ($/Bbl)	$23.46	$21.24
Equivalents ($/Boe)	$41.58	$42.71

(1)Commonly used definitions in the oil and gas industry not previously defined: MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Easements and other surface-related income. Easements and other surface-related income was $15.3 million for the three months ended March 31, 2025, a decrease of $2.8 million compared to $18.1 million for the three months ended March 31, 2024. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The decrease in easements and other surface-related income was principally related to a decrease of $5.1 million in pipeline easements, partially offset by increases in utility and wellbore easements and surface damages revenue for the three months ended March 31, 2025 compared to the same period of 2024. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the three months ended March 31, 2025.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $7.4 million for the three months ended March 31, 2025 compared to $6.5 million for the same period of 2024. The increase in salaries and related employee expenses is principally related to market compensation adjustments that take effect annually at the start of the year.

General and administrative expenses. General and administrative expenses were $3.3 million for the three months ended March 31, 2025 compared to $6.7 million for the comparable period of 2024. The decrease is primarily due to a decrease in legal expenses of $3.1 million over the same time period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $7.7 million for the three months ended March 31, 2025 compared to $0.7 million for the comparable period of 2024. The increase was principally due to depletion expense associated with royalty interests acquired during the second half of 2024.

Water Services and Operations

Water sales. Water sales revenue increased $1.7 million to $38.8 million for the three months ended March 31, 2025, compared to the same period of 2024. The growth in water sales was principally due to an increase of 14.0% in water sales volumes for the three months ended March 31, 2025, compared to the same period of 2024.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any saltwater disposal wells. Produced water royalties were $27.7 million for the three months ended March 31, 2025 compared to $23.0 million for the same period in 2024. This increase was principally due to increased produced water volumes for the three months ended March 31, 2025 compared to the same period of 2024.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $7.2 million for the three months ended March 31, 2025 compared to $6.0 million for the same period of 2024. The increase in salaries and related employee expenses is principally related to market compensation adjustments that take effect annually at the start of the year.

Water service-related expenses. Water service-related expenses increased $0.9 million to $11.1 million for the three months ended March 31, 2025 compared to the same period of 2024. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the three months ended March 31, 2025 compared to the same period of 2024 was principally related to a 14.0% increase in water sales volumes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $4.3 million for the three months ended March 31, 2025 compared to $3.1 million for the comparable period of 2024. The increase was principally due to depreciation expense related to new water service-related assets placed in service.

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and free cash flow for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$120,652	$114,417
Add:
Income tax expense	33,742	31,567
Depreciation, depletion and amortization	11,941	3,840
EBITDA	166,335	149,824
Add:
Employee share-based compensation	3,083	2,220
Adjusted EBITDA	169,418	152,044
Deduct:
Current income tax expense	(32,954)	(31,898)
Capital expenditures	(9,908)	(5,662)
Free cash flow	$126,556	$114,484

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies refer to Note 2 to the consolidated financial statements included in our 2024 Annual Report.

There have been no material changes to our critical accounting policies or in the estimates and assumptions underlying those policies, from those provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.

Recent Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information related to market risk of the Company disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in the 2024 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2025 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of Common Stock during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted as Inline iXBRL.

*    Filed herewith.
**    The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Texas Pacific Land Corporation under the Securities Act, or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	May 7, 2025	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	May 7, 2025	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer