Form 10-Q
period 2025-06-30
Texas Pacific Land Corp
filed 2025-08-06
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Yes ☐ No ☑

As of July 31, 2025, there were 22,987,326 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$543,930	$369,835
Accounts receivable and accrued receivables, net	114,314	126,670
Prepaid expenses and other current assets	9,256	5,318
Tax like-kind exchange escrow	—	1,546
Total current assets	667,500	503,369
Royalty interests acquired, net	416,048	432,401
Real estate acquired	147,683	143,178
Property, plant and equipment, net	127,949	122,578
Intangible assets, net	34,017	35,188
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th and 1/128th nonparticipating perpetual royalty interests	—	—
Other assets	11,467	11,306
Total assets	$1,404,664	$1,248,020
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$26,987	$26,958
Ad valorem and other taxes payable	4,958	8,418
Income taxes payable	4,181	4,388
Unearned revenue	9,000	6,797
Total current liabilities	45,126	46,561
Deferred taxes payable	48,730	47,401
Unearned revenue - noncurrent	21,218	20,636
Accrued liabilities - noncurrent	646	957
Total liabilities	115,720	115,555

Commitments and contingencies (Note 12)	—	—

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 46,536,936 shares authorized as of June 30, 2025 and December 31, 2024, 22,987,326 and 22,971,803 outstanding as of June 30, 2025 and December 31, 2024, respectively	231	231
Treasury stock, at cost; 98,750 and 114,273 shares as of June 30, 2025 and December 31, 2024, respectively	(144,727)	(168,843)
Additional paid-in capital	5,433	19,900
Accumulated other comprehensive income	3,505	3,583
Retained earnings	1,424,502	1,277,594
Total equity	1,288,944	1,132,465
Total liabilities and equity	$1,404,664	$1,248,020

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Oil and gas royalties	$95,006	$89,813	$206,251	$181,933
Water sales	25,577	40,650	64,390	77,776
Produced water royalties	30,737	25,301	58,437	48,307
Easements and other surface-related income	36,223	16,570	54,448	37,216
Land sales	—	—	—	1,244
Total revenues	187,543	172,334	383,526	346,476

Expenses:
Salaries and related employee expenses	14,072	12,771	28,644	25,232
Water service-related expenses	8,451	14,824	19,577	25,036
General and administrative expenses	5,693	5,980	11,765	15,211
Depreciation, depletion and amortization	13,699	4,093	25,640	7,933
Ad valorem and other taxes	1,877	1,444	4,076	3,801
Total operating expenses	43,792	39,112	89,702	77,213

Operating income	143,751	133,222	293,824	269,263

Other income, net	5,240	13,220	9,561	23,163
Income before income taxes	148,991	146,442	303,385	292,426
Income tax expense	32,851	31,853	66,593	63,420
Net income	$116,140	$114,589	$236,792	$229,006

Other comprehensive loss — periodic pension costs, net of income taxes for the three and six months ended June 30, 2025 and 2024 of $10, $5, $21 and $11 respectively	(39)	(21)	(78)	(42)
Total comprehensive income	$116,101	$114,568	$236,714	$228,964

Net income per share of common stock
Basic	$5.05	$4.99	$10.30	$9.96
Diluted	$5.05	$4.98	$10.29	$9.95

Weighted average number of shares of common stock outstanding
Basic	22,987,326	22,987,971	22,984,029	22,995,486
Diluted	23,013,580	23,013,793	23,008,954	23,018,313

Cash dividends per share of common stock	$1.60	$1.17	$3.20	$2.34

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$236,792	$229,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,640	7,933
Share-based compensation	7,882	6,054
Deferred taxes	1,329	756
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	8,154	10,016
Operating liabilities, excluding income taxes	(1,964)	(4,328)
Income taxes payable	(207)	(3,904)
Cash provided by operating activities	277,626	245,533

Cash flows from investing activities:
Purchase of fixed assets	(12,277)	(8,622)
Acquisition of real estate	(4,505)	(1,026)
Acquisition of royalty interests, net of post-close adjustments	(3,546)	—
Post-close adjustment from seller related to prior year acquisition	3,878	—
Cash used in investing activities	(16,450)	(9,648)

Cash flows from financing activities:
Dividends paid	(74,216)	(53,801)
Shares exchanged for tax withholdings	(14,311)	(1,207)
Cash settlement of common stock repurchases	(100)	(16,722)
Cash used in financing activities	(88,627)	(71,730)

Net increase in cash, cash equivalents and restricted cash	172,549	164,155
Cash, cash equivalents and restricted cash, beginning of period	371,381	730,549
Cash, cash equivalents and restricted cash, end of period	$543,930	$894,704

Supplemental disclosure of cash flow information:
Income taxes paid	$65,450	$66,557
Supplemental non-cash investing and financing information:
Increase in accounts payable related to capital expenditures	$1,439	$3,539
(Decrease) increase in accrued dividends on unvested stock awards	$(411)	$43

See accompanying notes to condensed consolidated financial statements.

`TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Description of Business

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL,” the “Company,” “our,” “we,” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 874,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 16,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 207,000 NRA, principally concentrated in the Permian Basin.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report on Form 10-Q (this “Quarterly Report”), and these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our 2024 Annual Report. The results for the interim periods shown in this Quarterly Report are not necessarily indicative of future financial results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that correspond to the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$543,930	$369,835
Tax like-kind exchange escrow	—	1,546
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$543,930	$371,381

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

For the three months ended June 30, 2025, revenues and operating expenses from the acquisition were approximately $0.9 million and $1.3 million, respectively. For the six months ended June 30, 2025, revenues and operating expenses from the acquisition were approximately $1.5 million and $2.2 million, respectively. Depreciation and amortization expense, included in operating expenses, was $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively. The revenues and expenses from the acquisition are included in our condensed consolidated statements of income.

4.    Oil and Gas Royalty Interests

As of June 30, 2025 and December 31, 2024, the net book value of the oil and gas royalty interests we owned was as follows (in thousands):

	June 30, 2025	December 31, 2024
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired, at cost (3)	446,739	447,071
Total royalty interests	446,739	447,071
Less: accumulated depletion	(30,691)	(14,670)
Royalty interests, net	$416,048	$432,401

(1)Royalty interests assigned through the Declaration of Trust dated February 1, 1888. Nonparticipating perpetual royalty interests in 185,369 NRA as of June 30, 2025 and December 31, 2024.
(2)Royalty interests assigned through the Declaration of Trust dated February 1, 1888. Nonparticipating perpetual royalty interests in 5,308 NRA as of June 30, 2025 and December 31, 2024.
(3)Royalty interest in 16,074 and 15,897 NRA as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, we acquired oil and gas royalty interests in 177 NRA for a purchase price of approximately $3.5 million, net of post-close adjustments. In addition, we received a $3.9 million post-close adjustment from the seller of oil and gas interests we acquired in 2024 related to curative title defects. There were no acquisitions of oil and gas royalty interests during the six months ended June 30, 2024. There were no sales of oil and gas royalty interests during the six months ended June 30, 2025 or 2024.

Depletion expense was $8.7 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. Depletion expense was $16.0 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.

5.    Real Estate Activity

As of June 30, 2025 and December 31, 2024, we owned the following land and real estate (in thousands, except number of acres):

	June 30, 2025		December 31, 2024
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,643	$—	798,643	$—
Real estate acquired	75,280	147,683	74,493	143,178
Total real estate	873,923	$147,683	873,136	$143,178

(1)Real estate assigned through the Declaration of Trust.

For the six months ended June 30, 2025, we acquired 787 acres of land for an aggregate purchase price of $4.5 million. For the six months ended June 30, 2024, we acquired 640 acres of land for an aggregate purchase price of $1.0 million. There were no land sales for the six months ended June 30, 2025. For the six months ended June 30, 2024, we sold 41 acres of land in Texas for an aggregate sales price of $1.2 million.

6.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Property, plant and equipment, at cost:
Water service-related assets	$181,379	$167,855
Furniture, fixtures and equipment	10,123	9,932
Other	598	598
Total property, plant and equipment, at cost	192,100	178,385
Less: accumulated depreciation	(64,151)	(55,807)
Property, plant and equipment, net	$127,949	$122,578

Depreciation expense was $4.3 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $8.3 million and $6.2 million for the six months ended June 30, 2025 and 2024, respectively.

7.    Intangible Assets

Intangible assets, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Contracts acquired in a business combination	15,700	15,700
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (1)	37,103	37,103
Less: accumulated amortization	(3,086)	(1,915)
Intangible assets, net	$34,017	$35,188

(1)The remaining weighted average amortization period for total intangible assets was 10.8 years as of June 30, 2025.

Amortization of intangible assets was $0.6 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Amortization of intangible assets was $1.2 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. The estimated future amortization expense of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Estimated Future Amortization Expense
Remainder of 2025	$1,171
2026	2,342
2027	2,342
2028	2,342
2029	2,342
2030 and thereafter	23,478
Total expected amortization expense	$34,017

8.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, together with the 2021 Plan, the “Plans”). As of June 30, 2025, share-based compensation granted under the Plans included restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”). RSUs granted under the 2021 Plan vest in one-third annual increments over three years, and PSUs granted under the 2021 Plan cliff vest at the end of three years if the applicable performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) that may be issued under the 2021 Plan is 225,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of June 30, 2025, 122,070 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSUs granted under the 2021 Plan for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	23,212	$509
Granted (1)	6,504	1,372
Vested (2)	(10,457)	482
Cancelled and forfeited	(32)	1,372
Nonvested at end of period	19,227	$814

(1)RSUs vest in one-third annual increments over a three-year period.
(2)Of the 10,457 RSUs that vested during the six months ended June 30, 2025, 4,236 RSUs were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

The following table summarizes activity related to PSUs granted under the 2021 Plan for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	21,078	$573
Granted (1)	3,848	1,644
Vested (2)	(7,182)	452
Cancelled and forfeited	—	—
Nonvested at end of period	17,744	$854

(1)The PSUs were granted on February 15, 2025 and include 1,924 RTSR PSUs (defined below) (based on target) with a grant date fair value of $1,915 per share and 1,924 FCF PSUs (defined below) (based on target) with a grant date fair value of $1,372 per share. If the maximum performance levels described in the PSU agreements are achieved, the actual number of shares that will ultimately vest under the PSU agreements will exceed target PSUs by 100% (i.e., a collective 3,848 additional shares would be issued).
(2)Vested PSUs are based on the original number of PSUs granted (i.e., target units). The actual number of shares delivered upon vesting of PSUs during the six months ended June 30, 2025 totaled 14,364 shares, of which 6,250 shares were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

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

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 30,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of June 30, 2025, 23,031 shares of Common Stock remained available under the 2021 Directors Plan for future grants. On January 1, 2025, the Company granted 1,188 RSAs with a grant date fair value of $1,106 per share, which vested in full on the grant date.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Salaries and related employee expenses (employee awards)	$3,485	$2,700	$6,568	$4,920
General and administrative expenses (director awards)	—	—	1,314	1,134
Total share-based compensation expense (1)	$3,485	$2,700	$7,882	$6,054

(1)The Company recognized a tax benefit of $0.7 million and $0.6 million related to share-based compensation for the three months ended June 30, 2025 and 2024, respectively. The Company recognized a tax benefit of $1.7 million and $1.3 million related to share-based compensation for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was $19.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.3 years.

9.    Other Income, Net

Other income, net for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income, net:
Interest earned on cash and cash equivalents, net	$5,021	$10,761	$9,124	$20,562
Expected return on pension assets, net	219	143	437	285
Miscellaneous income (expense), net (1)	—	2,316	—	2,316
Total other income, net	$5,240	$13,220	$9,561	$23,163

(1)During the three months ended June 30, 2024, miscellaneous income (expense), net includes $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year.

10.    Income Taxes

The calculation of our effective tax rate was as follows for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$148,991	$146,442	$303,385	$292,426
Income tax expense	$32,851	$31,853	$66,593	$63,420
Effective tax rate	22.0%	21.8%	21.9%	21.7%

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Job Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating the OBBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2025 and 2024 (in thousands, except number of shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$116,140	$114,589	$236,792	$229,006

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	22,987,326	22,987,971	22,984,029	22,995,486
Basic earnings per share	$5.05	$4.99	$10.30	$9.96

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	22,987,326	22,987,971	22,984,029	22,995,486
Effect of dilutive securities:
Incentive and equity compensation plans	26,254	25,822	24,925	22,827
Weighted average shares outstanding for diluted earnings per share	23,013,580	23,013,793	23,008,954	23,018,313
Diluted earnings per share	$5.05	$4.98	$10.29	$9.95

Restricted stock, if any, is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they were anti-dilutive for the three and six months ended June 30, 2025. There were no anti-dilutive securities for the three and six months ended June 30, 2024.

12.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of June 30, 2025, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of June 30, 2025.

13.    Changes in Equity

The following tables present changes in our equity for the six months ended June 30, 2025 and 2024 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the six months ended June 30, 2025:
Balances as of December 31, 2024	22,971,803	$231	$(168,843)	$19,900	$3,583	$1,277,594	$1,132,465
Net income	—	—	—	—	—	120,652	120,652
Dividends paid — $1.60 per share of common stock	—	—	—	—	—	(37,434)	(37,434)
Share-based compensation, net of forfeitures	25,890	—	38,253	(17,778)	—	(15,602)	4,873
Shares exchanged for tax withholdings	(10,448)	—	(14,260)	—	—	—	(14,260)
Periodic pension costs, net of income taxes of $11	—	—	—	—	(39)	—	(39)
Balances as of March 31, 2025	22,987,245	231	(144,850)	2,122	3,544	1,345,210	1,206,257
Net income	—	—	—	—	—	116,140	116,140
Dividends paid — $1.60 per share of common stock	—	—	—	—	—	(36,782)	(36,782)
Share-based compensation, net of forfeitures	119	—	174	3,311	—	(66)	3,419
Shares exchanged for tax withholdings	(38)	—	(51)	—	—	—	(51)
Periodic pension costs, net of income taxes of $10	—	—	—	—	(39)	—	(39)
Balances as of June 30, 2025	22,987,326	$231	$(144,727)	$5,433	$3,505	$1,424,502	$1,288,944

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the six months ended June 30, 2024:
Balances as of December 31, 2023	23,007,681	$78	$(144,998)	$14,613	$1,831	$1,171,672	$1,043,196
Net income	—	—	—	—	—	114,417	114,417
Issuance of common stock related to stock split	—	153	—	(153)	—	—	—
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,907)	(26,907)
Share-based compensation, net of forfeitures	8,373	—	4,698	(1,297)	—	15	3,416
Repurchases of common stock and related excise taxes	(20,106)	—	(10,445)	—	—	—	(10,445)
Shares exchanged for tax withholdings	(2,469)	—	(1,207)	—	—	—	(1,207)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(21)	—	(21)
Balances as of March 31, 2024	22,993,479	231	(151,952)	13,163	1,810	1,259,197	1,122,449
Net income	—	—	—	—	—	114,589	114,589
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,894)	(26,894)
Share-based compensation, net of forfeitures	—	—	—	2,700	—	(58)	2,642
Repurchases of common stock and related excise taxes	(10,087)	—	(6,344)	—	—	—	(6,344)
Periodic pension costs, net of income taxes of $5	—	—	—	—	(21)	—	(21)
Balances as of June 30, 2024	22,983,392	$231	$(158,296)	$15,863	$1,789	$1,346,834	$1,206,421

Stock Repurchase Program

On November 1, 2022, our Board approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock. The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. The stock repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors (the “Board”) at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and are subject to market conditions, applicable legal requirements and other factors. As of June 30, 2025, the remaining amounts authorized under the approved stock repurchase program was $178.5 million.

We did not repurchase any shares of our Common Stock during the six months ended June 30, 2025. For the six months ended June 30, 2024, we repurchased $16.6 million shares of our Common Stock.

14.    Business Segment Reporting

During the periods presented, we reported our financial performance based on the following reportable segments: Land and Resource Management and Water Services and Operations. We eliminate inter-segment revenues and expenses, if any, upon consolidation. There were no inter-segment revenues for the three and six months ended June 30, 2025 and 2024.

The Land and Resource Management segment encompasses the business of managing our approximately 874,000 surface acres of land and our approximately 207,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following tables present segment financial results for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) and the reconciliation to consolidated financial results for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$95,006	$—	$95,006	$89,813	$—	$89,813
Water sales	—	25,577	25,577	—	40,650	40,650
Produced water royalties	—	30,737	30,737	—	25,301	25,301
Easements and other surface-related income	33,491	2,732	36,223	14,219	2,351	16,570
Total revenues	128,497	59,046	187,543	104,032	68,302	172,334

Expenses:
Salaries and related employee expenses	7,025	7,047	14,072	6,480	6,291	12,771
Water service-related expenses	—	8,451	8,451	—	14,824	14,824
General and administrative expenses	3,648	2,045	5,693	3,989	1,991	5,980
Depreciation, depletion and amortization	9,137	4,562	13,699	813	3,280	4,093
Ad valorem and other taxes	1,864	13	1,877	1,443	1	1,444
Total operating expenses	21,674	22,118	43,792	12,725	26,387	39,112

Operating income	106,823	36,928	143,751	91,307	41,915	133,222

Other income, net	4,156	1,084	5,240	11,014	2,206	13,220
Income before income taxes	110,979	38,012	148,991	102,321	44,121	146,442
Income tax expense	24,410	8,441	32,851	22,192	9,661	31,853
Net income	$86,569	$29,571	$116,140	$80,129	$34,460	$114,589

	Six Months Ended June 30,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$206,251	$—	$206,251	$181,933	$—	$181,933
Water sales	—	64,390	64,390	—	77,776	77,776
Produced water royalties	—	58,437	58,437	—	48,307	48,307
Easements and other surface-related income	48,827	5,621	54,448	32,340	4,876	37,216
Land sales	—	—	—	1,244	—	1,244
Total revenues	255,078	128,448	383,526	215,517	130,959	346,476

Expenses:
Salaries and related employee expenses	14,429	14,215	28,644	12,945	12,287	25,232
Water service-related expenses	—	19,577	19,577	—	25,036	25,036
General and administrative expenses	6,961	4,804	11,765	10,663	4,548	15,211
Depreciation, depletion and amortization	16,826	8,814	25,640	1,506	6,427	7,933
Ad valorem and other taxes	4,053	23	4,076	3,799	2	3,801
Total operating expenses	42,269	47,433	89,702	28,913	48,300	77,213

Operating income	212,809	81,015	293,824	186,604	82,659	269,263

Other income, net	7,572	1,989	9,561	18,944	4,219	23,163
Income before income taxes	220,381	83,004	303,385	205,548	86,878	292,426
Income tax expense	48,268	18,325	66,593	44,448	18,972	63,420
Net income	$172,113	$64,679	$236,792	$161,100	$67,906	$229,006

Interest income by segment is included in other income, net in the table above.

The following tables present capital expenditures, total assets and property, plant and equipment, net by segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital Expenditures:
Land and resource management	$161	$93	$164	$144
Water services and operations	3,647	6,406	13,552	12,017
Total capital expenditures	$3,808	$6,499	$13,716	$12,161

	June 30, 2025	December 31, 2024
Assets:
Land and resource management	$1,186,884	$1,024,188
Water services and operations	217,780	223,832
Total consolidated assets	$1,404,664	$1,248,020

Property, plant and equipment, net:
Land and resource management	$4,570	$4,805
Water services and operations	123,379	117,773
Total consolidated property, plant and equipment, net	$127,949	$122,578

15.    Oil and Gas Producing Activities

Our Share of Oil and Gas Produced

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, natural gas liquids (“NGL”) or approximately 6,000 cubic feet of gas. For the three months ended June 30, 2025 and 2024, our share of oil and gas produced was approximately 33.2 thousand and 24.9 thousand Boe per day, respectively. For the six months ended June 30, 2025 and 2024, our share of oil and gas produced was approximately 32.2 thousand and 24.9 thousand Boe per day, respectively.

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depletion are as follows (in thousands):

	June 30, 2025	December 31, 2024
Oil, natural gas and NGL interests
Proved	$171,049	$150,984
Unproved	275,690	296,087
Total oil, natural gas and NGL interests	446,739	447,071
Less: accumulated depletion	(30,691)	(14,670)
Royalty interests, net	$416,048	$432,401

The Company owns approximately 207,000 NRA as of June 30, 2025. Of our total NRA, approximately 191,000 was acquired in 1888 and was recorded with no value. The remaining approximately 16,000 NRA have been acquired over recent years and are included in royalty interests acquired on the consolidated balance sheet. See additional discussion in Note 4, “Oil and Gas Royalty Interests.”

16.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On August 5, 2025, our Board declared a quarterly cash dividend of $1.60 per share, payable on September 16, 2025 to stockholders of record at the close of business on September 2, 2025.

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

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 874,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 16,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 207,000 NRA, principally concentrated in the Permian Basin.

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

Market Conditions

Average WTI oil prices for the six months ended June 30, 2025 were down approximately 15% compared to average oil prices during the same period last year. Oil prices continue to be impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. In addition, ambiguity around tariffs implemented by and towards the United States has created incremental global economic uncertainty, which has, in part, contributed to relatively weaker oil prices in 2025 to-date. Average Henry Hub natural gas prices during 2025 have increased approximately 74% compared to average prior year natural gas prices. Global and domestic natural gas markets have benefited from improved supply-demand balances, including tailwinds from expanded liquefied natural gas capacity and improved industrial and power demand, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently being developed by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by changes in oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

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

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil and Gas Pricing Metrics: (1)
WTI Cushing oil average price per bbl	$64.57	$81.81	$68.12	$79.69
Henry Hub natural gas average price per mmbtu	$3.19	$2.07	$3.66	$2.11
Waha Hub natural gas average price per mmbtu	$1.22	$(0.57)	$1.49	$0.23

Activity Metrics specific to the Permian Basin: (1)(2)
Average monthly horizontal permits	594	688	606	641
Average monthly horizontal wells drilled	495	485	494	509
Average weekly horizontal rig count	273	302	281	302
DUCs as of June 30 for each applicable year	4,428	4,588	4,428	4,588

Total Average U.S. weekly horizontal rig count (2)	515	541	520	560

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and six months ended June 30, 2025 and 2024. While average oil prices for the six months ended June 30, 2025 decreased compared to the same period in 2024, average Henry Hub and Waha natural gas prices for the six months ended June 30, 2025 increased compared to the same period in 2024. E&P companies broadly have continued to deploy capital at a measured pace as drilling and development activities across the Permian Basin have remained strong overall. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital and general corporate needs.

We continuously review our levels of liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. We had no debt, credit facilities or any off-balance sheet arrangements as of June 30, 2025.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target cash and cash equivalents balance of approximately $700 million. Above this target, we will seek to deploy the majority of our free cash flow towards returning capital to our stockholders in the form of special dividends and share repurchases. As of June 30, 2025, we had cash and cash equivalents of $543.9 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to pay regular dividends subject to the discretion of our board of directors (the “Board”), to, subject to market conditions, repurchase shares of our common stock, par value $0.01 per share (the “Common Stock”), for potential acquisitions and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for at least the next 12 months.

Return of Capital to Stockholders

During the six months ended June 30, 2025, we paid $74.2 million in dividends to our stockholders. There were no repurchases of shares of our Common Stock during six months ended June 30, 2025.

Development of New Solutions for Produced Water and Capital Expenditures

In 2024, we announced our progress towards developing a patented, energy-efficient, desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian generating over 20 million barrels of produced water per day, this technology provides an attractive and critical alternative to subsurface injection. We have begun construction of our facility, which will have an initial capacity of 10,000 barrels of water per day, with expected construction completion later in 2025. Cumulatively through June 30, 2025, we have spent $15.7 million ($3.8 million during the six months ended June 30, 2025) on this new energy-efficient desalination and treatment process and equipment, of which $10.2 million has been capitalized as of June 30, 2025.

Additionally, during the six months ended June 30, 2025, we invested approximately $11.3 million to maintain and/or enhance our water sourcing assets.

Cash Flows from Operating Activities

For the six months ended June 30, 2025 and 2024, cash provided by operating activities was $277.6 million and $245.5 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flows used in operations generally consist of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the six months ended June 30, 2025 compared to the same period of 2024 was primarily driven by an increase in operating income and changes in working capital requirements during 2025 as compared to 2024.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2025 and 2024, cash used in investing activities was $16.5 million and $9.6 million, respectively. Our cash flows used in investing activities are primarily related to acquisitions and capital expenditures related to our Water Services and Operations segment. Our acquisitions may include land, royalty interests and other similar tangible and intangible assets.

Capital expenditures for the six months ended June 30, 2025 increased $3.7 million compared to the same period of 2024 principally related to increased capital expenditures to maintain and enhance our water sourcing assets. Acquisitions of land totaled $4.5 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. For further information regarding acquisitions of land, see Note 5, “Real Estate Activity” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We acquired royalty interests for $3.5 million, net of post-close adjustments, during the six months ended June 30, 2025. This activity was offset by a $3.9 million post-close adjustment from the seller of oil and gas interests we acquired in 2024 related to curative title defects.

Cash Flows Used in Financing Activities

For the six months ended June 30, 2025 and 2024, cash used in financing activities was $88.6 million and $71.7 million, respectively. Our cash flows used in financing activities primarily consist of activities that return capital to our stockholders, such as payments of dividends and repurchases of our Common Stock.

During the six months ended June 30, 2025 and 2024, we paid total dividends of $74.2 million and $53.8 million, respectively. During the six months ended June 30, 2025, employees surrendered $14.3 million in shares to the Company to settle tax withholdings related to stock vesting. We had no repurchases of our Common Stock during the six months ended June 30, 2025. During the six months ended June 30, 2024, we repurchased $16.6 million shares of our Common Stock (including share repurchases not settled at the end of the period).

Results of Operations

The following tables show our consolidated results of operations and our results of operations by reportable segment for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$95,006	$—	$95,006	$89,813	$—	$89,813
Water sales	—	25,577	25,577	—	40,650	40,650
Produced water royalties	—	30,737	30,737	—	25,301	25,301
Easements and other surface-related income	33,491	2,732	36,223	14,219	2,351	16,570
Total revenues	128,497	59,046	187,543	104,032	68,302	172,334

Expenses:
Salaries and related employee expenses	7,025	7,047	14,072	6,480	6,291	12,771
Water service-related expenses	—	8,451	8,451	—	14,824	14,824
General and administrative expenses	3,648	2,045	5,693	3,989	1,991	5,980
Depreciation, depletion and amortization	9,137	4,562	13,699	813	3,280	4,093
Ad valorem and other taxes	1,864	13	1,877	1,443	1	1,444
Total operating expenses	21,674	22,118	43,792	12,725	26,387	39,112

Operating income	106,823	36,928	143,751	91,307	41,915	133,222

Other income, net	4,156	1,084	5,240	11,014	2,206	13,220
Income before income taxes	110,979	38,012	148,991	102,321	44,121	146,442
Income tax expense	24,410	8,441	32,851	22,192	9,661	31,853
Net income	$86,569	$29,571	$116,140	$80,129	$34,460	$114,589

	Six Months Ended June 30,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$206,251	$—	$206,251	$181,933	$—	$181,933
Water sales	—	64,390	64,390	—	77,776	77,776
Produced water royalties	—	58,437	58,437	—	48,307	48,307
Easements and other surface-related income	48,827	5,621	54,448	32,340	4,876	37,216
Land sales	—	—	—	1,244	—	1,244
Total revenues	255,078	128,448	383,526	215,517	130,959	346,476

Expenses:
Salaries and related employee expenses	14,429	14,215	28,644	12,945	12,287	25,232
Water service-related expenses	—	19,577	19,577	—	25,036	25,036
General and administrative expenses	6,961	4,804	11,765	10,663	4,548	15,211
Depreciation, depletion and amortization	16,826	8,814	25,640	1,506	6,427	7,933
Ad valorem and other taxes	4,053	23	4,076	3,799	2	3,801
Total operating expenses	42,269	47,433	89,702	28,913	48,300	77,213

Operating income	212,809	81,015	293,824	186,604	82,659	269,263

Other income, net	7,572	1,989	9,561	18,944	4,219	23,163
Income before income taxes	220,381	83,004	303,385	205,548	86,878	292,426
Income tax expense	48,268	18,325	66,593	44,448	18,972	63,420
Net income	$172,113	$64,679	$236,792	$161,100	$67,906	$229,006

Consolidated Results of Operations

For the Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

Total revenues were $187.5 million for the three months ended June 30, 2025 compared to $172.3 million for the three months ended June 30, 2024. Total operating expenses were $43.8 million for the three months ended June 30, 2025 compared to $39.1 million for the three months ended June 30, 2024. Net income was $116.1 million for the three months ended June 30, 2025 compared to $114.6 million for the same period of 2024. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”
For the Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

Total revenues were $383.5 million for the six months ended June 30, 2025 compared to $346.5 million for the six months ended June 30, 2024. Total operating expenses were $89.7 million for the six months ended June 30, 2025 compared to $77.2 million for the six months ended June 30, 2024. Net income was $236.8 million for the six months ended June 30, 2025 compared to $229.0 million for the same period of 2024. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management (“LRM”) and Water Services and Operations (“WSO”). We eliminate any inter-segment revenues and expenses upon consolidation.

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

For the Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $95.0 million for the three months ended June 30, 2025 compared to $89.8 million for the three months ended June 30, 2024. Our share of production increased to 33.2 thousand barrels of oil equivalent (“Boe”) per day for the three months ended June 30, 2025 compared to 24.9 thousand Boe per day for the same period of 2024. The average realized price decreased 20.5% to $32.94 per Boe for the three months ended June 30, 2025 from $41.44 per Boe for the three months ended June 30, 2024.

The financial and operational data by royalty stream is presented in the table below for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Our share of production volumes: (1)
Oil (MBbls)	1,209	967
Natural gas (MMcf)	5,659	3,851
NGL (MBbls)	868	661
Equivalents (MBoe)	3,020	2,270
Equivalents per day (MBoe/d)	33.2	24.9

Oil and gas royalty revenue (in thousands):
Oil royalties	$73,893	$74,747
Natural gas royalties	4,574	2,367
NGL royalties	16,539	12,699
Total oil and gas royalties	$95,006	$89,813

Realized prices:
Oil ($/Bbl)	$63.99	$80.93
Natural gas ($/Mcf)	$0.87	$0.66
NGL ($/Bbl)	$20.60	$20.78
Equivalents ($/Boe)	$32.94	$41.44

(1)Commonly used definitions in the oil and gas industry not previously defined: MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Easements and other surface-related income. Easements and other surface-related income was $33.5 million for the three months ended June 30, 2025, an increase of $19.3 million compared to $14.2 million for the three months ended June 30, 2024. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas E&P, renewable energy, and agricultural operations. The increase in easements and other surface-related income was principally related to increases of $15.7 million in pipeline easements, $1.9 million in wellbore easements and $1.1 million in commercial leases for the three months ended June 30, 2025 compared to the same period of 2024. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the three months ended June 30, 2025.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $9.1 million for the three months ended June 30, 2025 compared to $0.8 million for the comparable period of 2024. The increase was principally due to depletion expense associated with royalty interests acquired during the second half of 2024.

Other income, net. Other income, net was $4.2 million for the three months ended June 30, 2025 compared to $11.0 million for the same period of 2024. Lower cash balances during the three months ended June 30, 2025 compared to the same period of 2024 resulted in a decrease in interest income. Additionally, during the three months ended June 30, 2024, we received $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year.

Water Services and Operations

Water sales. Water sales revenue decreased $15.1 million to $25.6 million for the three months ended June 30, 2025, compared to $40.7 million for the same period of 2024. The decrease in water sales was principally due to a decrease of 39.7% in water sales volumes for the three months ended June 30, 2025, compared to the same period of 2024. Water sales volumes are dependent upon customer demand in the areas in which we provide water to customers and may fluctuate from period to period.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land and are contractual and not paid as a matter of right. Produced water royalties are also fee based and not directly impacted by lower commodity prices. However, indirectly, volumes may vary from period to period depending upon development activity levels and operator decisions involving recycling versus disposal of produced water. We do not operate any saltwater disposal wells. Produced water royalties increased to $30.7 million for the three months ended June 30, 2025 compared to $25.3 million for the same period in 2024. This increase was principally due to increased produced water volumes for the three months ended June 30, 2025 compared to the same period of 2024.

Water service-related expenses. Water service-related expenses decreased $6.4 million to $8.5 million for the three months ended June 30, 2025 compared to the same period of 2024. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The decrease in water service-related expenses for the three months ended June 30, 2025 compared to the same period of 2024 was principally related to a 39.7% decrease in water sales volumes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $4.6 million for the three months ended June 30, 2025 compared to $3.3 million for the comparable period of 2024. The increase was principally due to depreciation expense related to new water service-related assets placed in service.

Other income, net. Other income, net was $1.1 million for the three months ended June 30, 2025 compared to $2.2 million for the same period of 2024. Lower cash balances during the three months ended June 30, 2025 compared to the same period of 2024 resulted in a decrease in interest income.

For the Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $206.3 million for the six months ended June 30, 2025 compared to $181.9 million for the six months ended June 30, 2024, an increase of $24.3 million. Our share of production increased to 32.2 thousand Boe per day for the six months ended June 30, 2025 compared to 24.9 thousand Boe per day for the same period of 2024. The average realized price decreased 11.8% to $37.10 per Boe for the six months ended June 30, 2025 from $42.07 per Boe for the same period of 2024.

The financial and operational data by royalty stream is presented in the table below for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Our share of production volumes:
Oil (MBbls)	2,332	1,958
Natural gas (MMcf)	10,889	7,658
NGL (MBbls)	1,675	1,294
Equivalents (MBoe)	5,822	4,528
Equivalents per day (MBoe/d)	32.2	24.9

Oil and gas royalty revenue (in thousands):
Oil royalties	$150,072	$147,361
Natural gas royalties	22,135	9,429
NGL royalties	34,044	25,143
Total oil and gas royalties	$206,251	$181,933

Realized prices:
Oil ($/Bbl)	$67.39	$78.82
Natural gas ($/Mcf)	$2.20	$1.33
NGL ($/Bbl)	$21.98	$21.00
Equivalents ($/Boe)	$37.10	$42.07

Easements and other surface-related income. Easements and other surface-related income was $48.8 million for the six months ended June 30, 2025, an increase of $16.5 million compared to $32.3 million for the six months ended June 30, 2024. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas E&P, renewable energy, and agricultural operations. The increase in easements and other surface-related income was principally related to increases of $10.6 million in pipeline easements, $2.3 million in wellbore easements and $1.5 million in commercial leases for the six months ended June 30, 2025 compared to the same period of 2024. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the six months ended June 30, 2025.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $14.4 million for the six months ended June 30, 2025 compared to $12.9 million for the same period of 2024. The increase in salaries and related employee expenses was principally related to market compensation adjustments that take effect annually at the start of a given year.

General and administrative expenses. General and administrative expenses were $7.0 million for the six months ended June 30, 2025 compared to $10.7 million for the comparable period of 2024. The decrease was primarily due to a decrease in legal expenses of $3.5 million over the same time period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $16.8 million for the six months ended June 30, 2025 compared to $1.5 million for the comparable period of 2024. The increase was principally due to depletion expense associated with royalty interests acquired during the second half of 2024.

Other income, net. Other income, net was $7.6 million for the six months ended June 30, 2025 compared to $18.9 million for the same period of 2024. Lower cash balances during the six months ended June 30, 2025 compared to the same period of 2024 resulted in a decrease in interest income. Additionally, during the six months ended June 30, 2024, we received $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year.

Water Services and Operations

Water sales. Water sales revenue decreased $13.4 million to $64.4 million for the six months ended June 30, 2025 compared to the same period of 2024. The decrease in water sales was principally due to a decrease of 14.9% in water sales volumes for the six months ended June 30, 2025 compared to the same period of 2024. Water sales volumes are dependent upon customer demand in the areas in which we provide water to customers and may fluctuate from period to period.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land and are contractual and not paid as a matter of right. Produced water royalties are also fee based and not directly impacted by lower commodity prices. However, indirectly, volumes may vary from period to period depending upon development activity levels and operator decisions involving recycling versus disposal of produced water. We do not operate any saltwater disposal wells. Produced water royalties increased to $58.4 million for the six months ended June 30, 2025 compared to $48.3 million for the comparable period of 2024. The increase in produced water royalties was principally due to increased produced water volumes for the six months ended June 30, 2025 compared to the same period of 2024.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $14.2 million for the six months ended June 30, 2025 compared to $12.3 million for the same period of 2024. The increase in salaries and related employee expenses is principally related to market compensation adjustments that take effect annually at the start of the year.

Water service-related expenses. Water service-related expenses decreased $5.5 million to $19.6 million for the six months ended June 30, 2025 compared to the same period of 2024. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The decrease in water service-related expenses for the three months ended June 30, 2025 compared to the same period of 2024 was principally related to a 14.9% decrease in water sales volumes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $8.8 million for the six months ended June 30, 2025 compared to $6.4 million for the comparable period of 2024. The increase was principally due to depreciation expense related to new water service-related assets placed in service.

Other income, net. Other income, net was $2.0 million for the six months ended June 30, 2025 compared to $4.2 million for the same period of 2024. Lower cash balances during the six months ended June 30, 2025 compared to the same period of 2024 resulted in a decrease in interest income.

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and free cash flow for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$116,140	$114,589	$236,792	$229,006
Add:
Income tax expense	32,851	31,853	66,593	63,420
Depreciation, depletion and amortization	13,699	4,093	25,640	7,933
EBITDA	162,690	150,535	329,025	300,359
Add:
Employee share-based compensation	3,485	2,700	6,568	4,920
Adjusted EBITDA	166,175	153,235	335,593	305,279
Deduct:
Current income tax expense	(32,310)	(30,766)	(65,264)	(62,664)
Capital expenditures	(3,808)	(6,499)	(13,716)	(12,161)
Free cash flow	$130,057	$115,970	$256,613	$230,454

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

Recent Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information related to market risk of the Company disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in the 2024 Annual Report.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2025 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of Common Stock during the three months ended June 30, 2025.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted as Inline iXBRL.

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

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	August 6, 2025	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	August 6, 2025	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer