Form 10-Q
period 2025-09-30
Texas Pacific Land Corp
filed 2025-11-05
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 1-39804

Exact name of registrant as specified in its charter:
Texas Pacific Land Corporation

State or other jurisdiction of incorporation or organization:	IRS Employer Identification No.:
Delaware	75-0279735

Address of principal executive offices:
2699 Howell Street, Suite 800 Dallas, Texas 75204

Registrant’s telephone number, including area code:
(214) 969-5530

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	TPL	New York Stock Exchange
NYSE Texas, Inc.

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
Yes ☐ No ☑

As of October 31, 2025, there were 22,979,410 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$531,808	$369,835
Accounts receivable and accrued receivables, net	127,786	126,670
Prepaid expenses and other current assets	77,578	5,318
Tax like-kind exchange escrow	—	1,546
Total current assets	737,172	503,369
Royalty interests acquired, net	405,917	432,401
Real estate acquired	179,129	143,178
Property, plant and equipment, net	137,527	122,578
Intangible assets, net	33,431	35,188
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th and 1/128th nonparticipating perpetual royalty interests	—	—
Operating lease right-of-use assets	14,042	1,163
Other assets	17,696	10,143
Total assets	$1,524,914	$1,248,020
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$38,549	$26,958
Ad valorem and other taxes payable	7,527	8,418
Income taxes payable	9,892	4,388
Unearned revenue	11,932	6,797
Total current liabilities	67,900	46,561
Deferred taxes payable	52,505	47,401
Unearned revenue - noncurrent	19,664	20,636
Operating lease liabilities	16,509	453
Accrued liabilities - noncurrent	372	504
Total liabilities	156,950	115,555

Commitments and contingencies (Note 12)	—	—

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 46,536,936 shares authorized as of September 30, 2025 and December 31, 2024, 22,979,410 and 22,971,803 outstanding as of September 30, 2025 and December 31, 2024, respectively	231	231
Treasury stock, at cost; 106,666 and 114,273 shares as of September 30, 2025 and December 31, 2024, respectively	(151,242)	(168,843)
Additional paid-in capital	6,610	19,900
Accumulated other comprehensive income	3,465	3,583
Retained earnings	1,508,900	1,277,594
Total equity	1,367,964	1,132,465
Total liabilities and equity	$1,524,914	$1,248,020

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Oil and gas royalties	$108,705	$94,444	$314,956	$276,377
Water sales	44,578	36,211	108,968	113,987
Produced water royalties	32,268	27,727	90,705	76,034
Easements and other surface-related income	16,715	14,280	71,163	51,496
Land sales	819	901	819	2,145
Total revenues	203,085	173,563	586,611	520,039

Expenses:
Salaries and related employee expenses	14,387	14,030	43,031	39,262
Water service-related expenses	16,428	11,731	36,005	36,767
General and administrative expenses	5,591	12,520	17,356	27,731
Depreciation, depletion and amortization	14,963	5,762	40,603	13,695
Ad valorem and other taxes	2,625	2,189	6,701	5,990
Total operating expenses	53,994	46,232	143,696	123,445

Operating income	149,091	127,331	442,915	396,594

Other income, net	6,088	8,086	15,649	31,249
Income before income taxes	155,179	135,417	458,564	427,843
Income tax expense	33,941	28,823	100,534	92,243
Net income	$121,238	$106,594	$358,030	$335,600

Other comprehensive loss — periodic pension costs, net of income taxes for the three and nine months ended September 30, 2025 and 2024 of $10, $6, $31 and $17, respectively	(40)	(21)	(118)	(63)
Total comprehensive income	$121,198	$106,573	$357,912	$335,537

Net income per share of common stock
Basic	$5.27	$4.64	$15.58	$14.60
Diluted	$5.27	$4.63	$15.56	$14.58

Weighted average number of shares of common stock outstanding
Basic	22,984,883	22,979,781	22,984,317	22,990,213
Diluted	23,010,258	23,012,169	23,008,282	23,016,733

Cash dividends per share of common stock	$1.60	$11.17	$4.80	$13.51

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$358,030	$335,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	40,603	13,695
Share-based compensation	11,375	8,989
Deferred taxes	5,104	2,163
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(16,021)	5,806
Operating liabilities, excluding income taxes	27,643	4,423
Income taxes payable	5,504	(2,578)
Prepaid income taxes	—	(4,002)
Cash provided by operating activities	432,238	364,096

Cash flows from investing activities:
Deposit for acquisition	(71,108)	(42,952)
Acquisitions of real estate	(35,951)	(1,026)
Purchases of fixed assets	(30,878)	(16,451)
Acquisition of royalty interests, net of post-close adjustments	(3,546)	(120,334)
Acquisition of a business	—	(45,000)
Post-close adjustment from seller related to prior year asset acquisition	3,878	—
Cash used in investing activities	(137,605)	(225,763)

Cash flows from financing activities:
Dividends paid	(111,031)	(310,550)
Shares exchanged for tax withholdings	(14,795)	(1,623)
Cash settlement of common stock repurchases	(8,380)	(22,795)
Cash used in financing activities	(134,206)	(334,968)

Net increase in cash, cash equivalents and restricted cash	160,427	(196,635)
Cash, cash equivalents and restricted cash, beginning of period	371,381	730,549
Cash, cash equivalents and restricted cash, end of period	$531,808	$533,914

Supplemental disclosure of cash flow information:
Income taxes paid	$89,865	$96,648
Supplemental non-cash investing and financing information:
Increase in accounts payable related to purchases of fixed assets	$3,444	$5,543
(Decrease) increase in accrued dividends on unvested stock awards	$(386)	$564
Addition of operating lease right-of-use asset, net of lease incentive	$13,593	$—

See accompanying notes to condensed consolidated financial statements.

`TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Description of Business

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL,” the “Company,” “our,” “we,” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 882,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 16,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 207,000 NRA, principally concentrated in the Permian Basin.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report on Form 10-Q (this “Quarterly Report”), and these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our 2024 Annual Report. The results for the interim periods shown in this Quarterly Report are not necessarily indicative of future financial results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that correspond to the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$531,808	$369,835
Tax like-kind exchange escrow	—	1,546
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$531,808	$371,381

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

For the three and nine months ended September 30, 2025, revenues from the acquisition were approximately $2.1 million and $3.7 million, respectively, and operating expenses were $1.6 million and $3.8 million, respectively. From August 20, 2024 through September 30, 2024, revenues and operating expenses from the acquisition were approximately $0.7 million and $0.1 million, respectively. The revenues and expenses from the acquisition are included in our condensed consolidated statements of income.

4.    Oil and Gas Royalty Interests

As of September 30, 2025 and December 31, 2024, the net book value of the oil and gas royalty interests we owned was as follows (in thousands):

	September 30, 2025	December 31, 2024
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired, at cost (3)	446,739	447,071
Total royalty interests	446,739	447,071
Less: accumulated depletion	(40,822)	(14,670)
Royalty interests, net	$405,917	$432,401

(1)Royalty interests assigned through the Declaration of Trust dated February 1, 1888. Nonparticipating perpetual royalty interests in 185,369 NRA as of September 30, 2025 and December 31, 2024.
(2)Royalty interests assigned through the Declaration of Trust dated February 1, 1888. Nonparticipating perpetual royalty interests in 5,308 NRA as of September 30, 2025 and December 31, 2024.
(3)Royalty interest in 16,074 and 15,897 NRA as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, we acquired oil and gas royalty interests in 177 NRA for a purchase price of approximately $3.5 million, net of post-close adjustments. In addition, we received a $3.9 million post-close adjustment from the seller of oil and gas interests we acquired in 2024 related to curative title defects. During the nine months ended September 30, 2024, we acquired oil and gas royalty interests in 4,106 NRA in Culberson County, Texas for a purchase price of approximately $120.3 million, net of post-close adjustments, in an all-cash transaction.

There were no sales of oil and gas royalty interests during the nine months ended September 30, 2025 or 2024.

Depletion expense was $10.1 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. Depletion expense was $26.2 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively.

5.    Real Estate Activity

As of September 30, 2025 and December 31, 2024, we owned the following land and real estate (in thousands, except number of acres):

	September 30, 2025		December 31, 2024
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,626	$—	798,643	$—
Real estate acquired	83,427	179,129	74,493	143,178
Total real estate	882,053	$179,129	873,136	$143,178

(1)Real estate assigned through the Declaration of Trust.

Land Acquisitions

During the nine months ended September 30, 2025, we acquired 8,147 acres of land in Martin County, Texas for an aggregate purchase price of $31.4 million in an all-cash transaction. Additionally, we acquired 787 acres of land for an aggregate purchase price of $4.5 million during the nine months ended September 30, 2025.

During the nine months ended September 30, 2024, we acquired 4,120 acres of land in a business combination with a fair value of $12.1 million. See further discussion of the business combination at Note 3, “Assets Acquired in a Business Combination.” Additionally, we acquired 640 acres of land for an aggregate purchase price of $1.0 million during the nine months ended September 30, 2024.

Land Sales

During the nine months ended September 30, 2025, we sold 17 acres of land in Texas for an aggregate sales price of $0.8 million. During the nine months ended September 30, 2024, we sold 91 acres of land in Texas for an aggregate sales price of $2.1 million.

6.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Property, plant and equipment, at cost:
Water service-related assets	$191,938	$167,855
Furniture, fixtures and equipment	13,376	9,932
Other	598	598
Total property, plant and equipment, at cost	205,912	178,385
Less: accumulated depreciation	(68,385)	(55,807)
Property, plant and equipment, net	$137,527	$122,578

Depreciation expense was $4.2 million and $3.4 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $12.6 million and $9.7 million for the nine months ended September 30, 2025 and 2024, respectively.

7.    Intangible Assets

Intangible assets, net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Contracts acquired in a business combination	15,700	15,700
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (1)	37,103	37,103
Less: accumulated amortization	(3,672)	(1,915)
Intangible assets, net	$33,431	$35,188

(1)The remaining weighted average amortization period for total intangible assets was 10.3 years as of September 30, 2025.

Amortization of intangible assets was $0.6 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. Amortization of intangible assets was $1.8 million and $1.0 million for the nine months ended

September 30, 2025 and 2024, respectively. The estimated future amortization expense of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Estimated Future Amortization Expense
Remainder of 2025	$585
2026	2,342
2027	2,342
2028	2,342
2029	2,342
2030 and thereafter	23,478
Total expected amortization expense	$33,431

8.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, together with the 2021 Plan, the “Plans”). As of September 30, 2025, share-based compensation granted under the Plans included restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”). RSUs granted under the 2021 Plan vest in one-third annual increments over three years, and PSUs granted under the 2021 Plan cliff vest at the end of three years if the applicable performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), that may be issued under the 2021 Plan is 225,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of September 30, 2025, 122,086 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSUs granted under the 2021 Plan for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	23,212	$509
Granted (1)	6,504	1,372
Vested (2)	(12,059)	498
Cancelled and forfeited	(48)	1,372
Nonvested at end of period	17,609	$833

(1)RSUs vest in one-third annual increments over a three-year period.
(2)Of the 12,059 RSUs that vested during the nine months ended September 30, 2025, 4,754 RSUs were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

The following table summarizes activity related to PSUs granted under the 2021 Plan for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
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
(2)Vested PSUs are based on the original number of PSUs granted (i.e., target units). The actual number of shares delivered upon vesting of PSUs during the nine months ended September 30, 2025 totaled 14,364 shares, of which 6,250 shares were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

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

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 30,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of September 30, 2025, 23,031 shares of Common Stock remained available under the 2021 Directors Plan for future grants. On January 1, 2025, the Company granted 1,188 RSAs with a grant date fair value of $1,106 per share, which vested in full on the grant date.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries and related employee expenses (employee awards)	$3,493	$2,935	$10,061	$7,855
General and administrative expenses (director awards)	—	—	1,314	1,134
Total share-based compensation expense (1)	$3,493	$2,935	$11,375	$8,989

(1)The Company recognized a tax benefit of $0.7 million and $0.6 million related to share-based compensation for the three months ended September 30, 2025 and 2024, respectively. The Company recognized a tax benefit of $2.4 million and $1.9 million related to share-based compensation for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was $15.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.1 years.

9.    Other Income, Net

Other income, net for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other income, net:
Interest earned on cash and cash equivalents, net	$5,879	$7,913	$15,002	$28,475
Expected return on pension assets, net	219	143	657	428
Miscellaneous income (expense), net	(10)	30	(10)	2,346
Total other income, net	$6,088	$8,086	$15,649	$31,249

10.    Income Taxes

The calculation of our effective tax rate was as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$155,179	$135,417	$458,564	$427,843
Income tax expense	$33,941	$28,823	$100,534	$92,243
Effective tax rate	21.9%	21.3%	21.9%	21.6%

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Job Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development (“R&D”) expenditures. Tax law changes in the OBBBA impacting the Company are primarily with respect to accelerated depreciation on the purchases of fixed assets and R&D expenditures under IRC Section 174. These changes did not result in a material impact to the Company’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024 (in thousands, except number of shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$121,238	$106,594	$358,030	$335,600

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	22,984,883	22,979,781	22,984,317	22,990,213
Basic earnings per share	$5.27	$4.64	$15.58	$14.60

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	22,984,883	22,979,781	22,984,317	22,990,213
Effect of dilutive securities:
Incentive and equity compensation plans	25,375	32,388	23,965	26,520
Weighted average shares outstanding for diluted earnings per share	23,010,258	23,012,169	23,008,282	23,016,733
Diluted earnings per share	$5.27	$4.63	$15.56	$14.58

Restricted stock, if any, is included in the number of shares of Common Stock issued and outstanding, but omitted from the basic EPS calculation until the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they were anti-dilutive for the three and nine months ended September 30, 2025. There were no anti-dilutive securities for the three and nine months ended September 30, 2024.

12.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of September 30, 2025, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of September 30, 2025.

Lease Commitments

As of September 30, 2025 and December 31, 2024, we have recorded right-of-use assets of $14.0 million and $1.2 million, respectively, and lease liabilities of $17.7 million and $1.3 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. During the three months ended September 30, 2025, the Company entered into a new office lease, expiring in May 2036, for the relocation of its headquarters in Dallas, Texas. The office lease agreements require monthly rent payments, and the operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost was $0.4 million and $0.8 million, respectively, for the three and nine months ended September 30, 2025, and $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2024.

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations. There are no residual value guarantees in our lease commitments. The weighted-average lease term for our operating lease liabilities is approximately 10.3 years. The weighted average discount rate of our operating leases is 6.6%.

Future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2025	$188
2026	1,613
2027	2,401
2028	2,275
2029	2,338
2030 and thereafter	16,623
Total lease payments	25,438
Less: imputed interest	(7,770)
Total operating lease liabilities	$17,668

13.    Changes in Equity

The following tables present changes in our equity for the nine months ended September 30, 2025 and 2024 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the nine months ended September 30, 2025:
Balances as of December 31, 2024	22,971,803	$231	$(168,843)	$19,900	$3,583	$1,277,594	$1,132,465
Net income	—	—	—	—	—	120,652	120,652
Dividends paid — $1.60 per share of common stock	—	—	—	—	—	(37,434)	(37,434)
Share-based compensation, net of forfeitures	25,890	—	38,253	(17,778)	—	(15,602)	4,873
Shares exchanged for tax withholdings	(10,448)	—	(14,260)	—	—	—	(14,260)
Periodic pension costs, net of income taxes of $11	—	—	—	—	(39)	—	(39)
Balances as of March 31, 2025	22,987,245	231	(144,850)	2,122	3,544	1,345,210	1,206,257
Net income	—	—	—	—	—	116,140	116,140
Dividends paid — $1.60 per share of common stock	—	—	—	—	—	(36,782)	(36,782)
Share-based compensation, net of forfeitures	119	—	174	3,311	—	(66)	3,419
Shares exchanged for tax withholdings	(38)	—	(51)	—	—	—	(51)
Periodic pension costs, net of income taxes of $10	—	—	—	—	(39)	—	(39)
Balances as of June 30, 2025	22,987,326	231	(144,727)	5,433	3,505	1,424,502	1,288,944
Net income	—	—	—	—	—	121,238	121,238
Dividends paid — $1.60 per share of common stock	—	—	—	—	—	(36,815)	(36,815)
Share-based compensation, net of forfeitures	1,602	—	2,332	1,177	—	(25)	3,484
Repurchases of common stock and related excise taxes	(9,000)	—	(8,363)	—	—	—	(8,363)
Shares exchanged for tax withholdings	(518)	—	(484)	—	—	—	(484)
Periodic pension costs, net of income taxes of $10	—	—	—	—	(40)	—	(40)
Balances as of September 30, 2025	22,979,410	$231	$(151,242)	$6,610	$3,465	$1,508,900	$1,367,964

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the nine months ended September 30, 2024:
Balances as of December 31, 2023	23,007,681	$78	$(144,998)	$14,613	$1,831	$1,171,672	$1,043,196
Net income	—	—	—	—	—	114,417	114,417
Issuance of common stock related to stock split	—	153	—	(153)	—	—	—
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,907)	(26,907)
Share-based compensation, net of forfeitures	8,373	—	4,698	(1,297)	—	15	3,416
Repurchases of common stock and related excise taxes	(20,106)	—	(10,445)	—	—	—	(10,445)
Shares exchanged for tax withholdings	(2,469)	—	(1,207)	—	—	—	(1,207)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(21)	—	(21)
Balances as of March 31, 2024	22,993,479	231	(151,952)	13,163	1,810	1,259,197	1,122,449
Net income	—	—	—	—	—	114,589	114,589
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,894)	(26,894)
Share-based compensation, net of forfeitures	—	—	—	2,700	—	(58)	2,642
Repurchases of common stock and related excise taxes	(10,087)	—	(6,344)	—	—	—	(6,344)
Periodic pension costs, net of income taxes of $5	—	—	—	—	(21)	—	(21)
Balances as of June 30, 2024	22,983,392	231	(158,296)	15,863	1,789	1,346,834	1,206,421
Net income	—	—	—	—	—	106,594	106,594
Dividends paid — $1.17 per share of common stock	—	—	—	—	—	(26,915)	(26,915)
Special dividends paid — $10.00 per share of common stock	—	—	—	—	—	(229,834)	(229,834)
Share-based compensation, net of forfeitures	1,599	—	2,430	528	—	(521)	2,437
Repurchases of common stock and related excise taxes	(7,387)	—	(6,134)	—	—	—	(6,134)
Shares exchanged for tax withholdings	(479)	—	(416)	—	—	—	(416)
Periodic pension costs, net of income taxes of $6	—	—	—	—	(21)	—	(21)
Balances as of September 30, 2024	22,977,125	$231	$(162,416)	$16,391	$1,768	$1,196,158	$1,052,132

Stock Repurchase Program

On November 1, 2022, our board of directors (the “Board”) approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock. The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. The stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and are subject to market conditions, applicable legal requirements and other factors. As of September 30, 2025, the remaining amount authorized under the approved stock repurchase program was $170.2 million.

For the nine months ended September 30, 2025 and 2024, we repurchased $8.3 million and $22.7 million shares of our Common Stock, respectively.

14.    Business Segment Reporting

During the periods presented, we reported our financial performance based on the following reportable segments: Land and Resource Management and Water Services and Operations. We eliminate inter-segment revenues and expenses, if any, upon consolidation. There were no inter-segment revenues for the three and nine months ended September 30, 2025 and 2024.

The Land and Resource Management segment encompasses the business of managing our approximately 882,000 surface acres of land and our approximately 207,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following tables present segment financial results for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) and the reconciliation to consolidated financial results for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$108,705	$—	$108,705	$94,444	$—	$94,444
Water sales	—	44,578	44,578	—	36,211	36,211
Produced water royalties	—	32,268	32,268	—	27,727	27,727
Easements and other surface-related income	12,741	3,974	16,715	11,303	2,977	14,280
Land sales	819	—	819	901	—	901
Total revenues	122,265	80,820	203,085	106,648	66,915	173,563

Expenses:
Salaries and related employee expenses	7,298	7,089	14,387	7,182	6,848	14,030
Water service-related expenses	—	16,428	16,428	—	11,731	11,731
General and administrative expenses	3,431	2,160	5,591	10,359	2,161	12,520
Depreciation, depletion and amortization	10,453	4,510	14,963	2,135	3,627	5,762
Ad valorem and other taxes	2,614	11	2,625	2,189	—	2,189
Total operating expenses	23,796	30,198	53,994	21,865	24,367	46,232

Operating income	98,469	50,622	149,091	84,783	42,548	127,331

Other income, net	4,827	1,261	6,088	6,446	1,640	8,086
Income before income taxes	103,296	51,883	155,179	91,229	44,188	135,417
Income tax expense	22,536	11,405	33,941	19,359	9,464	28,823
Net income	$80,760	$40,478	$121,238	$71,870	$34,724	$106,594

	Nine Months Ended September 30,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$314,956	$—	$314,956	$276,377	$—	$276,377
Water sales	—	108,968	108,968	—	113,987	113,987
Produced water royalties	—	90,705	90,705	—	76,034	76,034
Easements and other surface-related income	61,568	9,595	71,163	43,643	7,853	51,496
Land sales	819	—	819	2,145	—	2,145
Total revenues	377,343	209,268	586,611	322,165	197,874	520,039

Expenses:
Salaries and related employee expenses	21,727	21,304	43,031	20,127	19,135	39,262
Water service-related expenses	—	36,005	36,005	—	36,767	36,767
General and administrative expenses	10,392	6,964	17,356	21,022	6,709	27,731
Depreciation, depletion and amortization	27,279	13,324	40,603	3,641	10,054	13,695
Ad valorem and other taxes	6,667	34	6,701	5,988	2	5,990
Total operating expenses	66,065	77,631	143,696	50,778	72,667	123,445

Operating income	311,278	131,637	442,915	271,387	125,207	396,594

Other income, net	12,399	3,250	15,649	25,390	5,859	31,249
Income before income taxes	323,677	134,887	458,564	296,777	131,066	427,843
Income tax expense	70,804	29,730	100,534	63,807	28,436	92,243
Net income	$252,873	$105,157	$358,030	$232,970	$102,630	$335,600

Interest income by segment is included in other income, net in the table above.

The following tables present purchases of fixed assets, total assets and property, plant and equipment, net by segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Purchases of Fixed Assets:
Land and resource management	$10,050	$66	$10,214	$210
Water services and operations	10,556	9,767	24,108	21,784
Total purchases of fixed assets	$20,606	$9,833	$34,322	$21,994

	September 30, 2025	December 31, 2024
Assets:
Land and resource management	$1,290,694	$1,024,188
Water services and operations	234,220	223,832
Total consolidated assets	$1,524,914	$1,248,020

Property, plant and equipment, net:
Land and resource management	$7,666	$4,805
Water services and operations	129,861	117,773
Total consolidated property, plant and equipment, net	$137,527	$122,578

15.    Oil and Gas Producing Activities

Our Share of Oil and Gas Produced

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, natural gas liquids (“NGL”) or approximately 6,000 cubic feet of gas. For the three months ended September 30, 2025 and 2024, our share of oil and gas produced was approximately 36.3 thousand and 28.3 thousand Boe per day, respectively. For the nine months ended September 30, 2025 and 2024, our share of oil and gas produced was approximately 33.6 thousand and 26.0 thousand Boe per day, respectively.

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depletion are as follows (in thousands):

	September 30, 2025	December 31, 2024
Oil, natural gas and NGL interests
Proved	$190,101	$150,984
Unproved	256,638	296,087
Total oil, natural gas and NGL interests	446,739	447,071
Less: accumulated depletion	(40,822)	(14,670)
Royalty interests, net	$405,917	$432,401

The Company owns approximately 207,000 NRA as of September 30, 2025. Of our total NRA, approximately 191,000 was acquired in 1888 and was recorded with no value. The remaining approximately 16,000 NRA have been acquired over recent years and are included in royalty interests acquired on the consolidated balance sheet. See additional discussion in Note 4, “Oil and Gas Royalty Interests.”

16.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Revolving Credit Facility

On October 23, 2025, the Company entered into a credit agreement, which provides for a revolving credit facility (the “Credit Facility”) in the aggregate principal amount of up to $500.0 million, and the ability to request potential increases in the commitments of the lenders of up to an additional $250.0 million; provided that any such request for an increase must be in a minimum amount of $50.0 million or, if less, the amount remaining available for all such increases. The Credit Facility and all borrowings thereunder will mature on October 23, 2029. Borrowings on the facility will generally bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.25% to 2.50% based on TPL’s consolidated total leverage ratio. The Credit Facility is initially unsecured, with a springing security interest if TPL’s consolidated total leverage ratio is at or over 2.50 to 1.0, which would then require pledge of stock of subsidiaries. The Credit Facility also contains customary financial and other affirmative covenants, negative covenants, and events of default. The Credit Facility remained undrawn as of November 5, 2025.

Royalty Interest Acquisition

On November 3, 2025, we acquired approximately 17,306 NRA located primarily in the Midland basin in Martin, Howard, Midland, and other counties for an aggregate purchase price of $474.1 million in an all-cash transaction. A deposit for the acquisition of $71.1 million was held in escrow as of September 30, 2025 and is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet and reported as a cash outflow in the investing section of the condensed consolidated statements of cash flows. The final purchase price and acreage interests are subject to customary closing conditions and adjustments.

Dividends Declared

On November 3, 2025, our Board declared a quarterly cash dividend of $1.60 per share, payable on December 15, 2025 to stockholders of record at the close of business on December 1, 2025.

Proposed Stock Split

On November 3, 2025, our Board approved a three-for-one stock split of the Company’s Common Stock. The stock split is expected to be completed in December 2025, subject to finalization of the effective date as determined by the Board.

The stock split had not yet been effected as of September 30, 2025, and accordingly, the accompanying financial statements and per-share data do not reflect the impact of the stock split. The stock split will be reflected in future financial statements following its effective date. The Board has approved the stock split, subject to there not being any material changes in the Company’s financial condition or results of operations or the market price for the Common Stock that would cause the Board to change its view on the desirability of effecting the stock split.

*****

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “expects,” “anticipates,” “could,” “will,” “intends,” “may,” “might,” “plan,” “potential,” “should,” “would,” “believes” or similar expressions or the negative of such terms, when used in this Quarterly Report or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Quarterly Report are based on information available to us, and speak only, as of the date this Quarterly Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report.

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

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 882,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 16,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 207,000 NRA, principally concentrated in the Permian Basin.

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

Market Conditions

Average WTI oil prices for the nine months ended September 30, 2025 were down approximately 14% compared to average oil prices during the same period last year. Oil prices continue to be impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. In addition, ambiguity around tariffs implemented by and towards the United States has created incremental global economic uncertainty, which has, in part, contributed to relatively weaker oil prices in 2025 to-date. Average Henry Hub natural gas prices during 2025 have increased approximately 64% compared to average prior year natural gas prices. Global and domestic natural gas markets have benefited from improved supply-demand balances, including tailwinds from expanded liquefied natural gas capacity and improved industrial and power demand, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently being developed by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies operating in the Permian Basin continue to maintain robust drilling and development activity. Per the U.S. Energy Information Administration, Permian production is currently in excess of 6.6 million barrels per day, which is higher than the average daily production in this region for any year prior to 2025.

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. Below are metrics for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil and Gas Pricing Metrics: (1)
WTI Cushing oil average price per bbl	$65.78	$76.43	$67.31	$78.58
Henry Hub natural gas average price per mmbtu	$3.03	$2.11	$3.45	$2.11
Waha Hub natural gas average price per mmbtu	$0.52	$(0.50)	$1.16	$(0.02)

Activity Metrics specific to the Permian Basin: (1)(2)
Average monthly horizontal permits	589	683	601	655
Average monthly horizontal wells drilled	428	492	467	506
Average weekly horizontal rig count	238	294	267	299
DUCs as of September 30 for each applicable year	3,992	4,491	3,992	4,491

Total Average U.S. weekly horizontal rig count (2)	475	521	505	560

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

The metrics above show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and nine months ended September 30, 2025 and 2024. While average oil prices for the nine months ended September 30, 2025 decreased compared to the same period in 2024, average Henry Hub and Waha natural gas prices for the nine months ended September 30, 2025 increased compared to the same period in 2024. E&P companies broadly have continued to deploy capital towards drilling and development activities in the Permian Basin at a measured pace. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations and a revolving credit facility, which closed on October 23, 2025. Our primary liquidity and capital requirements are for acquisitions, capital expenditures related to our Water Services and Operations segment, working capital and general business needs.

We continuously review our levels of liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding. As of September 30, 2025, we had no debt or any off-balance sheet arrangements.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target cash and cash equivalents balance of approximately $700 million. Above this target, we will seek to deploy the majority of our free cash flow towards returning capital to our stockholders in the form of special dividends and share repurchases. As of September 30, 2025, we had cash and cash equivalents of $531.8 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to pay regular dividends subject to the discretion of our board of directors (the “Board”), to, subject to market conditions, repurchase shares of our common stock, par value $0.01 per share (the “Common Stock”), for potential acquisitions and for general corporate purposes.

Acquisition Activity

In September 2025, we acquired approximately 8,147 acres of land in Martin, County Texas for an aggregate purchase price, inclusive of closing costs, of $31.4 million in an all-cash transaction.

On November 3, 2025, we acquired approximately 17,306 NRA located primarily in the Midland basin in Martin, Howard, Midland, and other counties for an aggregate purchase price of $474.1 million. A deposit for the acquisition of $71.1 million was held in escrow as of September 30, 2025. The final purchase price and acreage interests are subject to customary closing conditions and adjustments.

Revolving Credit Facility

On October 23, 2025, the Company entered into a credit agreement among the Company, as the borrower, Wells Fargo Bank, National Association, as administrative agent and an L/C issuer (the “Administrative Agent”), and the other lenders from time to time party thereto (collectively with the Administrative Agent in its capacity as a lender, the “Lenders”), which provides for a revolving credit facility (the “Credit Facility”) in the aggregate principal amount of up to $500.0 million, and the ability to request potential increases in the commitments of the lenders of up to an additional $250.0 million; provided that any such request for an increase must be in a minimum amount of $50.0 million or, if less, the amount remaining available for all such increases. The Credit Facility and all borrowings thereunder will mature on October 23, 2029.

The borrowings under the Credit Facility will bear interest at a rate per annum (i) for each SOFR loan, equal to term SOFR for such interest period plus (x) 2.25% if the Company’s consolidated total leverage ratio is less than or equal to 2.0 to 1.0 or (y) 2.50% if the Company’s consolidated total leverage ratio is greater than 2.0 to 1.0 or (ii) for each base rate loan, equal to the base rate plus (x) 1.25% if the Company’s consolidated total leverage ratio is less than or equal to 2.0 to 1.0 or (y) 1.50% if the Company’s consolidated total leverage ratio is greater than 2.0 to 1.0. The base rate for any day is a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest per annum publicly announced by the Administrative Agent as its prime rate, and (c) term SOFR for a one-month tenor in effect on such day plus 1.00%. The Company is also required to pay customary letter of credit fees.

We intend to draw on the facility primarily for capital expenditures, ongoing working capital, acquisitions and general corporate purposes. Borrowings under the Credit Facility will be unsecured with a springing security interest in substantially all equity securities of the Company’s subsidiaries in the event the Company’s consolidated total leverage ratio exceeds 2.50 to 1.0. The Credit Facility also contains customary financial and other affirmative and negative covenants.

The events of default under the Credit Agreement include, among others, payment defaults, breaches of covenants, defaults under the related loan documents, material misrepresentations, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults, certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended, invalidity of the Credit Agreement or the related loan documents and change in control events. The occurrence of an event of default could result in the termination of commitments and letter of credit extensions, the acceleration of the Company’s obligations under the Credit Agreement, the requirement to post cash collateral with respect to letters of credit and the exercise of the Lenders of all rights and remedies under the Credit Agreement.
Draws on the Credit Facility will be repaid with cashflows generated from our operations. We believe that cash from operations and our cash and cash equivalents balance, together with our revolving Credit Facility will be sufficient to meet ongoing capital expenditures, working capital requirements, and other cash needs and allow for opportunistic transactions for at least the next 12 months. The Credit Facility remains undrawn as of November 5, 2025.

Return of Capital to Stockholders

During the nine months ended September 30, 2025, we paid $111.0 million in dividends to our stockholders. In addition, during nine months ended September 30, 2025, we repurchased $8.4 million of our Common Stock (including share repurchases not settled at the end of the period).

Development of New Solutions for Produced Water and Capital Expenditures

In 2024, we announced our progress towards developing a patented, energy-efficient, desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian Basin generating over 20 million barrels of produced water per day, this technology provides an attractive and critical alternative to subsurface injection. We have begun construction of our facility, which will have an initial capacity of 10,000 barrels of water per day, with estimated service date by the end of 2025. Cumulatively through September 30, 2025, we have spent $24.0 million ($12.1 million during the nine months ended September 30, 2025) on this new energy-efficient desalination and treatment process and equipment, of which $18.0 million has been capitalized as of September 30, 2025.

Additionally, during the nine months ended September 30, 2025, we invested approximately $14.1 million to enhance our water sourcing assets.

Cash Flows from Operating Activities

For the nine months ended September 30, 2025 and 2024, cash provided by operating activities was $432.2 million and $364.1 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flows used in operations generally consist of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily driven by an increase in operating income and changes in working capital requirements during 2025 as compared to 2024.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2025 and 2024, cash used in investing activities was $137.6 million and $225.8 million, respectively. Our cash flows used in investing activities are primarily related to acquisitions and purchases of fixed assets primarily related to our Water Services and Operations segment. Our acquisitions may include land, royalty interests and other similar tangible and intangible assets.

For the nine months ended September 30, 2025 and 2024, the cash flows used for acquisitions totaled $110.6 million, including a deposit for an acquisition, and $209.3 million, respectively. For further information regarding acquisitions of royalty interests and acquisitions of land, see Note 4, “Oil and Gas Royalty Interests” and Note 5, “Real Estate Activity,” respectively, in the notes to the condensed consolidated financial statements in this Quarterly Report. Purchases of fixed assets for the nine months ended September 30, 2025 increased $14.4 million compared to the same period of 2024 principally related to increased fixed asset purchases to maintain and enhance our water sourcing assets and office tenant improvements. This activity was partially offset by a $3.9 million post-close adjustment from the seller of oil and gas interests we acquired in 2024 related to curative title defects.

Cash Flows Used in Financing Activities

For the nine months ended September 30, 2025 and 2024, cash used in financing activities was $134.2 million and $335.0 million, respectively. Our cash flows used in financing activities primarily consist of activities that return capital to our stockholders, such as payments of dividends and repurchases of our Common Stock.

During the nine months ended September 30, 2025 and 2024, we paid total dividends of $111.0 million and $310.6 million, respectively. During the nine months ended September 30, 2025 and 2024, employees surrendered $14.8 million and $1.6 million in shares, respectively, to the Company to settle tax withholdings related to stock vesting. During the nine months ended September 30, 2025 and 2024, we repurchased $8.4 million and $22.8 million shares, respectively, of our Common Stock (including share repurchases not settled at the end of the period).

Results of Operations

The following tables show our consolidated results of operations and our results of operations by reportable segment for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$108,705	$—	$108,705	$94,444	$—	$94,444
Water sales	—	44,578	44,578	—	36,211	36,211
Produced water royalties	—	32,268	32,268	—	27,727	27,727
Easements and other surface-related income	12,741	3,974	16,715	11,303	2,977	14,280
Land sales	819	—	819	901	—	901
Total revenues	122,265	80,820	203,085	106,648	66,915	173,563

Expenses:
Salaries and related employee expenses	7,298	7,089	14,387	7,182	6,848	14,030
Water service-related expenses	—	16,428	16,428	—	11,731	11,731
General and administrative expenses	3,431	2,160	5,591	10,359	2,161	12,520
Depreciation, depletion and amortization	10,453	4,510	14,963	2,135	3,627	5,762
Ad valorem and other taxes	2,614	11	2,625	2,189	—	2,189
Total operating expenses	23,796	30,198	53,994	21,865	24,367	46,232

Operating income	98,469	50,622	149,091	84,783	42,548	127,331

Other income, net	4,827	1,261	6,088	6,446	1,640	8,086
Income before income taxes	103,296	51,883	155,179	91,229	44,188	135,417
Income tax expense	22,536	11,405	33,941	19,359	9,464	28,823
Net income	$80,760	$40,478	$121,238	$71,870	$34,724	$106,594

	Nine Months Ended September 30,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$314,956	$—	$314,956	$276,377	$—	$276,377
Water sales	—	108,968	108,968	—	113,987	113,987
Produced water royalties	—	90,705	90,705	—	76,034	76,034
Easements and other surface-related income	61,568	9,595	71,163	43,643	7,853	51,496
Land sales	819	—	819	2,145	—	2,145
Total revenues	377,343	209,268	586,611	322,165	197,874	520,039

Expenses:
Salaries and related employee expenses	21,727	21,304	43,031	20,127	19,135	39,262
Water service-related expenses	—	36,005	36,005	—	36,767	36,767
General and administrative expenses	10,392	6,964	17,356	21,022	6,709	27,731
Depreciation, depletion and amortization	27,279	13,324	40,603	3,641	10,054	13,695
Ad valorem and other taxes	6,667	34	6,701	5,988	2	5,990
Total operating expenses	66,065	77,631	143,696	50,778	72,667	123,445

Operating income	311,278	131,637	442,915	271,387	125,207	396,594

Other income, net	12,399	3,250	15,649	25,390	5,859	31,249
Income before income taxes	323,677	134,887	458,564	296,777	131,066	427,843
Income tax expense	70,804	29,730	100,534	63,807	28,436	92,243
Net income	$252,873	$105,157	$358,030	$232,970	$102,630	$335,600

Consolidated Results of Operations

For the Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024

Total revenues were $203.1 million for the three months ended September 30, 2025 compared to $173.6 million for the three months ended September 30, 2024. Total operating expenses were $54.0 million for the three months ended September 30, 2025 compared to $46.2 million for the three months ended September 30, 2024. Net income was $121.2 million for the three months ended September 30, 2025 compared to $106.6 million for the three months ended September 30, 2024. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”
For the Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

Total revenues were $586.6 million for the nine months ended September 30, 2025 compared to $520.0 million for the nine months ended September 30, 2024. Total operating expenses were $143.7 million for the nine months ended September 30, 2025 compared to $123.4 million for the nine months ended September 30, 2024. Net income was $358.0 million for the nine months ended September 30, 2025 compared to $335.6 million for the three months ended September 30, 2024. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”

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

For the Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $108.7 million for the three months ended September 30, 2025 compared to $94.4 million for the three months ended September 30, 2024, an increase of $14.3 million. Our share of production increased to 36.3 thousand barrels of oil equivalent (“Boe”) per day for the three months ended September 30, 2025 compared to 28.3 thousand Boe per day for the same period of 2024. The average realized price decreased 10.4% to $34.10 per Boe for the three months ended September 30, 2025 from $38.04 per Boe for the three months ended September 30, 2024.

The financial and operational data by royalty stream is presented in the table below for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Our share of production volumes: (1)
Oil (MBbls)	1,284	1,046
Natural gas (MMcf)	6,142	4,654
NGL (MBbls)	1,031	779
Equivalents (MBoe)	3,338	2,600
Equivalents per day (MBoe/d)	36.3	28.3

Oil and gas royalty revenue (in thousands):
Oil royalties	$79,860	$75,427
Natural gas royalties	11,441	4,201
NGL royalties	17,404	14,816
Total oil and gas royalties	$108,705	$94,444

Realized prices:
Oil ($/Bbl)	$65.14	$75.53
Natural gas ($/Mcf)	$2.01	$0.98
NGL ($/Bbl)	$18.25	$20.57
Equivalents ($/Boe)	$34.10	$38.04

(1)Commonly used definitions in the oil and gas industry not previously defined: MBbls represents one thousand barrels of crude oil, condensate or NGLs. Mcf represents one thousand cubic feet of natural gas. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe. MBoe/d represents one thousand Boe per day.

Easements and other surface-related income. Easements and other surface-related income was $12.7 million for the three months ended September 30, 2025, compared to $11.3 million for the three months ended September 30, 2024. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas E&P, renewable energy, and agricultural operations. The increase in easements and other surface-related income was principally related to increases of $1.6 million in pipeline easements for the three months ended September 30, 2025 compared to the same period of 2024. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the three months ended September 30, 2025.

General and administrative expenses. General and administrative expenses were $3.4 million for the three months ended September 30, 2025 compared to $10.4 million for the comparable period of 2024. The decrease was primarily due to a decrease in legal and professional fees of $7.0 million over the same time period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $10.5 million for the three months ended September 30, 2025 compared to $2.1 million for the comparable period of 2024. The increase was principally due to depletion expense associated with royalty interests acquired during the second half of 2024.

Other income, net. Other income, net was $4.8 million for the three months ended September 30, 2025 compared to $6.4 million for the same period of 2024. Lower cash balances and investment yields during the three months ended September 30, 2025 compared to the same period of 2024 resulted in a decrease in interest income.

Water Services and Operations

Water sales. Water sales revenue increased $8.4 million to $44.6 million for the three months ended September 30, 2025, compared to $36.2 million for the same period of 2024. The increase in water sales was principally due to a 14.3% increase in pricing for the three months ended September 30, 2025, compared to the same period of 2024. Water sales volumes are dependent upon customer demand in the areas in which we provide water to customers and may fluctuate from period to period.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land and are contractual and not paid as a matter of right. Produced water royalties are also fee based and not directly impacted by lower commodity prices. However, indirectly, volumes may vary from period to period depending upon development activity levels and operator decisions involving recycling versus disposal of produced water. We do not operate any saltwater disposal wells. Produced water royalties increased to $32.3 million for the three months ended September 30, 2025 compared to $27.7 million for the same period in 2024. This increase was principally due to increased produced water volumes for the three months ended September 30, 2025 compared to the same period of 2024.

Water service-related expenses. Water service-related expenses increased $4.7 million to $16.4 million for the three months ended September 30, 2025 compared to the same period of 2024. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the three months ended September 30, 2025 compared to the same period of 2024 was principally related to a $2.5 million increase in right of way expenses and expenses associated with customer delivery.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $4.5 million for the three months ended September 30, 2025 compared to $3.6 million for the comparable period of 2024. The increase was principally due to depreciation expense related to new water service-related assets placed in service.

For the Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $315.0 million for the nine months ended September 30, 2025 compared to $276.4 million for the nine months ended September 30, 2024, an increase of $38.6 million. Our share of production increased to 33.6 thousand Boe per day for the nine months ended September 30, 2025 compared to 26.0 thousand Boe per day for the same period of 2024. The average realized price decreased 11.3% to $36.01 per Boe for the nine months ended September 30, 2025 from $40.60 per Boe for the same period of 2024.

The financial and operational data by royalty stream is presented in the table below for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Our share of production volumes:
Oil (MBbls)	3,616	3,003
Natural gas (MMcf)	17,031	12,312
NGL (MBbls)	2,705	2,073
Equivalents (MBoe)	9,160	7,128
Equivalents per day (MBoe/d)	33.6	26.0

Oil and gas royalty revenue (in thousands):
Oil royalties	$229,932	$222,788
Natural gas royalties	33,576	13,630
NGL royalties	51,448	39,959
Total oil and gas royalties	$314,956	$276,377

Realized prices:
Oil ($/Bbl)	$66.59	$77.68
Natural gas ($/Mcf)	$2.13	$1.20
NGL ($/Bbl)	$20.56	$20.84
Equivalents ($/Boe)	$36.01	$40.60

Easements and other surface-related income. Easements and other surface-related income was $61.6 million for the nine months ended September 30, 2025, an increase of $17.9 million compared to $43.6 million for the nine months ended September 30, 2024. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas E&P, renewable energy, and agricultural operations. The increase in easements and other surface-related income was principally related to increases of $12.1 million in pipeline easements, $3.0 million in wellbore easements and $2.0 million in commercial leases for the nine months ended September 30, 2025 compared to the same period of 2024. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the nine months ended September 30, 2025.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $21.7 million for the nine months ended September 30, 2025 compared to $20.1 million for the same period of 2024. The increase in salaries and related employee expenses was principally related to market compensation adjustments that take effect annually at the start of a given year.

General and administrative expenses. General and administrative expenses were $10.4 million for the nine months ended September 30, 2025 compared to $21.0 million for the comparable period of 2024. The decrease was primarily due to a decrease in legal and professional fees of $10.7 million over the same time period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $27.3 million for the nine months ended September 30, 2025 compared to $3.6 million for the comparable period of 2024. The increase was principally due to depletion expense associated with royalty interests acquired during the second half of 2024.

Other income, net. Other income, net was $12.4 million for the nine months ended September 30, 2025 compared to $25.4 million for the same period of 2024. Lower cash balances and investment yields during the nine months ended September 30, 2025 compared to the same period of 2024 resulted in a decrease in interest income. Additionally, during the nine months ended September 30, 2024, we received $1.9 million of proceeds from a settlement with a title company regarding a defect in title to property acquired in a prior year.

Water Services and Operations

Water sales. Water sales revenue decreased $5.0 million to $109.0 million for the nine months ended September 30, 2025 compared to the same period of 2024. The decrease in water sales was principally due to a decrease of 7.5% in water sales volumes, which was partially offset by an increase in pricing for the nine months ended September 30, 2025 compared to the same period of 2024. Water sales volumes are dependent upon customer demand in the areas in which we provide water to customers and may fluctuate from period to period.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land and are contractual and not paid as a matter of right. Produced water royalties are also fee based and not directly impacted by lower commodity prices. However, indirectly, volumes may vary from period to period depending upon development activity levels and operator decisions involving recycling versus disposal of produced water. We do not operate any saltwater disposal wells. Produced water royalties increased to $90.7 million for the nine months ended September 30, 2025 compared to $76.0 million for the comparable period of 2024. The increase in produced water royalties was principally due to increased produced water volumes for the nine months ended September 30, 2025 compared to the same period of 2024.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $21.3 million for the nine months ended September 30, 2025 compared to $19.1 million for the same period of 2024. The increase in salaries and related employee expenses is principally related to increased contract labor costs associated with development of an in-house water management application and market compensation adjustments that take effect annually at the start of the year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $13.3 million for the nine months ended September 30, 2025 compared to $10.1 million for the comparable period of 2024. The increase was principally due to depreciation expense related to new water service-related assets placed in service.

Other income, net. Other income, net was $3.3 million for the nine months ended September 30, 2025 compared to $5.9 million for the same period of 2024. Lower cash balances and investment yields during the nine months ended September 30, 2025 compared to the same period of 2024 resulted in a decrease in interest income.

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

The purpose of presenting Adjusted EBITDA is to highlight earnings without non-cash activity such as share-based compensation and other non-recurring or unusual items, if applicable. Additionally, Adjusted EBITDA is a metric used by the compensation committee of our Board to evaluate the Company’s performance in determining the short-term and long-term incentive compensation of our Named Executive Officers on an annual basis. We calculate Adjusted EBITDA as EBITDA plus employee share-based compensation.

The purpose of presenting free cash flow is to provide investors a metric to measure the funds available for investing in future acquisitions and returning capital to our stockholders through dividends and share repurchases after current income tax expense and purchases of fixed assets. Additionally, free cash flow is a metric used by the compensation committee of our Board to evaluate the Company’s performance in determining the short-term and long-term incentive compensation of our Named Executive Officers. To calculate free cash flow, net income is adjusted by the same items discussed above for EBITDA and Adjusted EBITDA and then further adjusted by deducting current income tax expense and purchases of fixed assets.

We have presented EBITDA, Adjusted EBITDA and free cash flow because we believe that these metrics are useful supplements to net income in analyzing the Company’s operating performance, ability to fund future acquisitions, ability to return capital to our stockholders and explaining how our Named Executive Officers are compensated. Our definitions of EBITDA, Adjusted EBITDA and free cash flow may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$121,238	$106,594	$358,030	$335,600
Add:
Income tax expense	33,941	28,823	100,534	92,243
Depreciation, depletion and amortization	14,963	5,762	40,603	13,695
EBITDA	170,142	141,179	499,167	441,538
Add:
Employee share-based compensation	3,493	2,935	10,061	7,855
Adjusted EBITDA	$173,635	$144,114	$509,228	$449,393

The following table presents a reconciliation of net income to free cash flow for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$121,238	$106,594	$358,030	$335,600
Add (deduct):
Income tax expense	33,941	28,823	100,534	92,243
Depreciation, depletion and amortization	14,963	5,762	40,603	13,695
Employee share-based compensation	3,493	2,935	10,061	7,855
Current income tax expense	(30,166)	(27,416)	(95,430)	(90,080)
Purchases of fixed assets	(18,601)	(7,829)	(30,878)	(16,451)
Decrease in accounts payable related to purchases of fixed assets	(2,005)	(2,004)	(3,444)	(5,543)
Free cash flow	$122,863	$106,865	$379,476	$337,319

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2025 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the 2024 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, we repurchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2025	—	$—	—	$178,522,926
August 1 through August 31, 2025	3,750	912	3,750	$175,102,375
September 1 through September 30, 2025	5,250	926	5,250	$170,242,935
Total	9,000	$920	9,000

(1)On November 2, 2022, we announced that our Board approved a stock repurchase program to purchase up to an aggregate of $250.0 million of our outstanding Common Stock effective beginning January 1, 2023. We intend to purchase Common Stock under the repurchase program opportunistically with funds generated by cash from operations. This repurchase program has no expiration date and may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Exchange Act, privately negotiated transactions, and/or other transactions at our discretion, including under a Rule 10b5-1 trading plan implemented by us, and will be subject to market conditions, applicable legal requirements and other factors.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Fourth Amended and Restated Bylaws of Texas Pacific Land Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 8, 2025 (File No. 001-39804)).
10.1#	Credit Agreement, dated October 23, 2025, by and among Texas Pacific Land Corporation, Wells Fargo Bank, National Association, as the administrative agent and an L/C issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 27, 2025 (File No. 001-39804)).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted as Inline iXBRL.

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
#    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	November 5, 2025	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	November 5, 2025	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer