Form 10-K
period 2025-12-31
Texas Pacific Land Corp
filed 2026-02-18
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day (June 30, 2025) of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was approximately $20.0 billion.

As of February 9, 2026, there were 68,941,554 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
 None

TEXAS PACIFIC LAND CORPORATION

PART I. FINANCIAL INFORMATION

Statements in this Annual Report on Form 10-K (“Annual Report”) that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “anticipates,” “believes,” “could,” “expects,” “intends,” “may,” “might,” “plan,” “potential,” “should,” “will,” and “would” or similar expressions or the negative of such terms, when used in this Annual Report or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us, and speak only, as of the date this Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business.

General

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL,” the “Company,” “our,” “we,” or “us”) is a Delaware Corporation and one of the largest landowners in the State of Texas with approximately 882,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 33,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 224,000 NRA, principally concentrated in the Permian Basin.

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

Our surface and royalty ownership provide revenue opportunities throughout the oil and gas development value chain. While we are not an oil and gas producer, we benefit from various revenue sources throughout the life cycle of a well. During the initial development phase whereby infrastructure for oil and gas development is constructed, we receive fixed fee payments for use of our land and revenue for sales of materials (caliche) used in the construction of the infrastructure. During the drilling and completion phase, we generate revenue by providing sourced water and/or treated produced water as well as fixed fee payments from the use of our land and revenue related to the sale of sand to operators. During the production phase, we receive revenue from our oil and gas royalty interests and revenue related to saltwater disposal on our land. In addition, we generate revenue from pipeline, power line and utility easements, commercial leases and temporary permits principally related to a variety of land uses, including, but not limited to, midstream infrastructure projects and processing facilities as hydrocarbons are processed and transported to market. Additionally, as a result of an acquisition in 2024, we receive commercial revenue related to land leased to a third party that operates a nonhazardous oilfield solids waste disposal site.

Our mission is to pursue a thoughtful, long-term approach towards optimizing and building upon the commercial and environmental virtues of our extensive lands and resources. We have a long history of responsible management of our legacy assets, and since 2016, we have expanded our business strategy to generate incremental revenue streams that take advantage of our vast surface and royalty footprint, such as our investments in the Water Services and Operations business segment. Beyond our core businesses, we continue to explore new opportunities related to renewable energy, environmental sustainability, and technology, among others, that can leverage our existing legacy surface and royalty assets. For example, in December 2025, we invested $50.0 million in a strategic agreement with a data and energy infrastructure company. See further discussion below under “Recent Developments.” Our business model emphasizes high cash flow margins and relatively low ongoing capital expenditure requirements, and we expect new opportunities to generally align with these priorities. We remain focused on optimizing long-term value creation and profitability, fostering responsible stewardship of our assets, providing quality customer service, and engaging with and advocating for employee and stakeholder interests.

Recent Developments

Revolving Credit Facility

On October 23, 2025, we entered into a credit agreement with Wells Fargo Bank, National Association and certain other lenders (collectively the “Lenders”), which provides for a revolving credit facility (the “Credit Facility”) in the aggregate principal amount of up to $500.0 million. The Credit Facility includes the ability to request potential increases in the commitments of the Lenders of up to an additional $250.0 million; provided that any such request for an increase must be in a minimum amount of $50.0 million or, if less, the remaining available capacity for such increases. The Credit Facility and all borrowings thereunder will mature on October 23, 2029. Borrowings under the Credit Facility will generally bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.25% to 2.50% based on our consolidated total leverage ratio. The Credit Facility is initially unsecured, with a springing security interest in substantially all equity securities of our subsidiaries in the event our consolidated total leverage ratio exceeds 2.50 to 1.0. The Credit Facility also contains customary financial and other affirmative and negative covenants and events of default. No draws were made under the Credit Facility during 2025, and the Credit Facility remained undrawn as of the date of this Annual Report.

Common Stock Split

On December 22, 2025, we effected a three-for-one stock split of our common stock, par value $0.01 per share (“Common Stock”), and trading began on a stock split adjusted basis on December 23, 2025. Unless the context otherwise requires, all share and per share information (including information regarding treasury shares, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”)) has been retroactively adjusted to reflect the stock split. The par value of Common Stock was not affected by the stock split and remains at $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common Stock” on our consolidated balance sheets.

Acquisition Activity During 2025

We completed the following asset acquisitions during 2025:

•In March 2025, we acquired 177 NRA located primarily in the Midland Basin for an aggregate purchase price of $3.5 million, net of post-closing adjustments, in an all-cash transaction.

•In May 2025, we acquired 787 acres of land in Reeves County, Texas for an aggregate purchase price, inclusive of closing costs, of $4.5 million in an all-cash transaction.

•In September 2025, we acquired 8,147 acres of land in Martin County, Texas for an aggregate purchase price, inclusive of closing costs, of $31.4 million in an all-cash transaction.

•In November 2025, we acquired 17,306 NRA located primarily in the Midland Basin in Martin, Howard, Midland, and other counties for an aggregate purchase price of $450.7 million, net of post-closing adjustments, in an all-cash transaction.

Investment Activity During 2025

In December 2025, we made a minority investment of $50.0 million in Bolt Data & Energy, Inc. (“Bolt”) pursuant to a strategic agreement to develop and enable large scale data center campuses and supporting infrastructure across our land. Bolt is a data energy infrastructure company co-founded by Eric Schmidt, former CEO and Chairman of Google, who also serves as Bolt’s Chairman. As part of the agreement, Bolt raised $150.0 million of capital inclusive of our $50.0 million investment. In connection with our investment, we received an equity interest, warrants, and a right of first refusal to supply water to Bolt-affiliated projects and related infrastructure. Additionally, the terms of the agreement provide an opportunity for the Company to contribute land to Bolt in exchange for additional Bolt equity subject to mutual agreement by both parties. Bolt is currently pursuing commercial partnerships and anchor customers to develop large-scale data centers on our land.

Business Segments

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. Our segments enable the alignment of strategies and objectives of the Company and provide a framework for timely and rational allocation of resources within businesses. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, “Business Segment Reporting” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Land and Resource Management

Our Land and Resource Management segment encompasses the business of managing our approximately 882,000 surface acres of land and approximately 224,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements, commercial leases and renewables, and land and material sales.

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

Our revenue from easements is primarily generated from easements for pipelines transporting oil, gas and related hydrocarbons, power line and utility easements, and subsurface wellbore easements. Easements typically have a 30-plus year term but subsequently renew every 10 years with an additional payment that is subject to consumer price index escalators. Many of the renewals will reset over the next several years. In addition to easements, we also receive revenues from other surface-related operations on our land, including but not limited to, commercial leases, well development and material sales. Commercial lease revenue is derived primarily from processing, storage and compression facilities, and roads. Material sales include caliche, sand, and other material sales to operators. Caliche is used in the construction of oil and gas-related infrastructure, and sand is utilized during completion operations. Additionally, as a result of an acquisition in 2024, we receive commercial revenue related to land leased to a third party that operates a nonhazardous oilfield solids waste disposal site.

In recent years, we have entered into agreements with third parties related to renewables and various “next generation” opportunities that will potentially utilize TPL’s surface assets. These agreements include the evaluation of data centers, power generation, grid-connected batteries, and carbon capture and sequestration, among other opportunities. Generally, these projects are structured with multi-year terms that allow for feasibility and/or commercial suitability and revenue arrangements that provide royalty, fee, profit sharing, lease and/or rental payments, though contractual terms and timing for commercial operations will vary by project. Additionally, as discussed above under “Recent Developments,” we recently entered into a strategic agreement with Bolt to develop and enable large scale data center campuses and supporting infrastructure across our land.

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

Operations

Revenues from the Land and Resource Management segment for the last three years were as follows (dollars presented in thousands):

	Years Ended December 31,
	2025		2024		2023
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Oil and gas royalties	$411,677	52%	$373,331	53%	$357,394	57%
Easements and other surface-related income	78,230	10%	63,074	9%	67,905	11%
Land sales	819	—%	4,388	1%	6,806	1%
Total Revenue – Land and Resource Management segment	$490,726	62%	$440,793	63%	$432,105	69%

Oil and Gas Activity

The table below provides financial and operational data by oil and gas royalty stream for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023(2)
Our share of production volumes (1):
Oil (MBbls)	4,936	4,118	3,701
Natural gas (MMcf)	23,359	17,074	14,528
NGL (MBbls)	3,784	2,841	2,453
Equivalents (MBoe)	12,613	9,804	8,575
Equivalents per day (MBoe/d)	34.6	26.8	23.5

Oil and gas royalties (in thousands):
Oil royalties	$304,930	$298,074	$273,304
Natural gas royalties	37,432	18,512	29,915
NGL royalties	69,315	56,745	45,510
Total oil and gas royalties	$411,677	$373,331	$348,729

Realized prices:
Oil ($/Bbl)	$64.69	$75.80	$77.33
Natural gas ($/Mcf)	$1.73	$1.17	$2.23
NGL ($/Bbl)	$19.81	$21.60	$20.05
Equivalents ($/Boe)	$34.18	$39.87	$42.58

(1)    Commonly used definitions in the oil and gas industry: “Bbl” represents one barrel of 42 U.S. gallons of crude oil, condensate or NGLs. “Boe” represents barrels of oil equivalent. “NGL” represents natural gas liquid. “MBbls” represents one thousand barrels of crude oil, condensate or NGLs. “Mcf” represents one thousand cubic feet of natural gas. “MMcf” represents one million cubic feet of natural gas. “MBoe” represents one thousand Boe. “MBoe/d” represents one thousand Boe per day.

(2)    The metrics and dollars provided for the year ended December 31, 2023 exclude the impact of an $8.7 million recovery with an operator with respect to unpaid oil and gas royalties for older production periods.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations” for a detailed discussion of our segment-level operating results.

There are a number of oil and gas wells in which we have royalty interests that have been permitted but are still awaiting drilling and completion activity. In addition, we have also identified oil and gas wells in which we have a royalty interest that have been drilled but are not yet completed (“DUC”). These permitted and DUC wells represent potential near-term candidates for further development by operators towards ultimately being placed into production. As of December 31, 2025, our royalty acreage had an estimated 5.6 net well permits, 9.8 net DUC wells, and 4.0 net completed but not producing wells (“CUPs”), totaling 19.5 net wells. TPL had 116.1 net producing wells as of December 31, 2025.

Competition

Our Land and Resource Management segment has few direct peers, in that it sells, leases and generally manages land owned by the Company and, as such, any owner of property located in areas comparable to the Company is a potential competitor. The Company’s sizable land ownership of approximately 882,000 surface acres and extensive commercial development is unique, as few neighboring landowners control land positions of similar scale and/or do not possess the commercial expertise to maximize business opportunities.

Water Services and Operations

Our Water Services and Operations segment encompasses the business of providing full-service water offerings to oil and gas operators in the Permian Basin through our wholly-owned subsidiary, Texas Pacific Water Resources LLC (“TPWR”).

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

Operations

Revenues from our Water Services and Operations segment for the last three years were as follows (dollars presented in thousands):

	Years Ended December 31,
	2025		2024		2023
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Water sales	$169,701	21%	$150,724	21%	$112,203	18%
Produced water royalties	124,218	15%	104,123	15%	84,260	13%
Easements and other surface-related income	13,545	2%	10,183	1%	3,027	—%
Total Revenue – Water Services and Operations segment	$307,464	38%	$265,030	37%	$199,490	31%

Water Activity

The table below provides financial and operational data by water revenue type for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Water volumes (in MBbls) (1):
Water sales	278,564	269,281	205,552
Produced water royalties	1,566,588	1,257,246	916,067

Water volumes in barrels per day (in MBbls/d) (2):
Water sales	763	736	563
Produced water royalties	4,292	3,435	2,510

Water revenue (in thousands):
Water sales	$169,701	$150,724	$112,203
Produced water royalties	$124,218	$104,123	$84,260

(1)    MBbl = 1 thousand barrels of water.
(2)    MBbl/d = 1 thousand barrels of water per day.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations” for a detailed discussion of our segment-level operating results.

In 2024, we announced our progress towards developing new solutions for produced water in the Permian Basin through our wholly owned subsidiary, Transmissive Water Services, LLC (“Transmissive”). Over the last few years, we have been working with a leading industrial technology and manufacturing firm to develop an energy-efficient desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian Basin generating over 20 million barrels of produced water per day, we believe this technology would provide an attractive and critical alternative to subsurface injection. We filed and received a patent application for the desalination and treatment process and have secured exclusive use-rights for the equipment geared towards oil and gas applications. After successfully testing a pilot program in our research and development lab, we proceeded with development of a produced water desalination test facility, which we refer to as the Phase 2B facility, with an initial capacity of 10,000 barrels of produced water per day. Construction of the Phase 2B facility was temporarily paused during 2025 to allow testing and potential incorporation of additional desalination equipment and is anticipated to be completed by the end of the first half of 2026. We continue to have commercial discussions with oil and gas upstream operators as we look to provide critical, technology-driven solutions while also optimizing our economic interests. Cumulatively through December 31, 2025, we have spent $45.5 million ($33.6 million during the year ended December 31, 2025) on this new energy-efficient desalination and treatment process and equipment, of which $38.8 million has been capitalized as of December 31, 2025.

Additionally, during 2025, we invested $24.9 million in TPWR projects to enhance our water sourcing assets.
Competition

The market in which TPWR operates is highly competitive and includes numerous companies capable of competing effectively on a local basis. TPWR competes with landowners, water supply and transfer companies, and companies that engage in the sale or treatment of produced water. We believe our position as a significant landowner of approximately 882,000 surface acres gives us a distinct advantage over our competitors who must negotiate with existing landowners to source water and then for the right of way to deliver the water to the end user.

Major Customers

The chart below depicts our total revenues and revenues from customers representing 10% or more of our 2025 consolidated revenues:

100%
19%
11%
10%
100%
80%
60%
40%
20%
—%
Texas Pacific Land Corporation
Occidental Petroleum Corporation
Chevron Corporation
ConocoPhillips
Oil and gas royalties
Water sales
Produced water royalties
Easements and other Surface-related income
Land sales and other operating revenue

While approximately 40% of our 2025 revenue was derived from only three customers, each of these customers are investment-grade rated and are among the largest companies in the world based on market capitalization. We believe each of them is a strong and reliable operator. Given their major presence in the Permian Basin and our significant surface lands in the same area, the high concentration of business with these three customers is expected. Further, the choice of with whom we do business largely depends on location of mineral royalties and surface rights on or near our assets and consists of a limited universe of oil and gas companies that operate in the Permian Basin.

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

Our ESG accomplishments include, but are not limited to:

•Increased the electrification of our water assets in an effort to reduce costs and mitigate our overall emission profile by reducing reliance on diesel generators. Cumulatively through December 31, 2025, we have spent $25.2 million of capital on electric infrastructure.

•Initiated energy tracking in 2020 to monitor and identify trends in energy consumption and sourcing.

•Prioritized the health and welfare of our workforce.

•Employed practices for the tracking and monitoring of all spills, regardless of whether they are within or outside of regulatory reporting requirements. We had zero spills of produced water in 2025, 2024, and 2023.

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

•Instituted a governance framework that includes oversight and stewardship of our ESG strategies. The Nominating and Corporate Governance Committee (the “Nominating and Corporate Governance Committee”) of our Board reviews our policies and programs concerning corporate social responsibility, including ESG matters, with the support of the Audit Committee of the Board (the “Audit Committee”) and the Compensation Committee of the Board (the “Compensation Committee”), where appropriate. The committees provide guidance to the Board and management with respect to trends and developments regarding environmental, social, governance, and political matters that could significantly impact the Company.

The disclosure denotes that our ESG strategy, including metrics and targets, is continuously reviewed to determine if updates or process improvements are needed.

Human Capital Resources

We believe we have a talented, motivated and dedicated team, and we are committed to supporting the development of our team members and continuously building on our strong culture. As of December 31, 2025, we had 114 full-time employees, of which 35 were employees of TPWR.

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

Available Information on our Website

We make available on our website at www.TexasPacific.com, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Such reports are also available at www.sec.gov. The information contained on our website is not part, or incorporated by reference into, this Annual Report.

Item 1A. Risk Factors.

An investment in our securities involves a degree of risk. The risks described below, and other risks noted throughout this Annual Report, including those risks identified in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our stock could decline and you could lose part or all of your investment in our stock.

Risks Related to Our Business

Our oil and gas royalties are dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties that we receive are dependent upon the market prices for oil and gas, and decreases in such prices for oil and gas negatively impact the revenue realized on our oil and gas royalties. Reductions in market prices for oil and gas could also lead to decreased exploration and development activity by the operators of the properties on which we own oil and gas royalty interests, which could reduce our revenue potential with respect to such interests. Market prices for oil and gas are subject to U.S. and global macroeconomic and geopolitical conditions and infrastructure and logistical constraints, amongst others, and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years due to supply and demand factors, worldwide energy conservation measures, OPEC and OPEC+ actions, global conflicts in major oil producing regions, especially in Eastern Europe and the Middle East, and general economic cycles, among other factors. These events and conditions have, at times, resulted in a reduction of global economic activity and volatility in the global financial markets. The scale and duration of the impact of these factors remain unknowable but could lead to a decrease in our revenues and have a material impact on our business segments and earnings, cash flow and financial condition.

We are not an oil and gas producer. Our revenues from oil and gas royalties are subject to the actions of others.

We are not an oil and gas producer. Our oil and gas royalty revenue is derived primarily from perpetual non-participating oil and gas royalty interests that we have retained or oil and gas interests that we have acquired. As oil and gas wells age, their production capacity may decline absent additional investment. However, the owners and operators of the oil and gas wells make all decisions as to investments in, and production from, those wells and our royalties are dependent upon decisions made by those owners and operators, among other factors. Accordingly, a significant portion of our revenues is reliant on the management and actions of third parties, over whom we have no control. Such third parties may not take actions or make decisions that will be beneficial to us, which could result in adverse effects on our financial results and performance.

Our estimated proved developed producing (“PDP”) reserves are based on many assumptions that may prove to be inaccurate. Any inaccuracies in these estimates or underlying assumptions may materially affect the quantities and present value of our reserves.

It is not possible to measure underground accumulations of oil, gas, and NGL with precision. Oil and gas reserve engineering requires subjective estimates of underground accumulations of oil and gas and assumptions concerning future oil and gas prices, production levels, ultimate recoveries and operating and development costs. In estimating our PDP reserves, we and Ryder Scott Company, L.P. (“Ryder Scott”), an independent third-party petroleum engineering firm, must make various assumptions with respect to many matters that may prove to be incorrect, including:

•future oil, gas, and NGL prices;

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

Estimates of our proved, developed and producing reserves and related valuations as of December 31, 2025 were prepared by Ryder Scott, which conducted a well-by-well review of all wells in which we have a mineral or royalty interest for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Our reserve estimates could differ materially from those reserve estimates of operators developing on our acreage. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, may result in the actual quantities of oil and gas that are ultimately recovered being different from our reserve estimates.

The loss of key members of our management team or difficulty attracting and retaining experienced technical personnel could reduce our competitiveness and prospects for future success.

The successful implementation of our strategies and handling of other issues integral to our future success depends, in part, on our experienced management team, including with respect to the business of TPWR. The loss of key members of our management team could have an adverse effect on our business. If we cannot retain our experienced personnel or attract additional experienced technical personnel, our ability to compete within our industry could be harmed.

Demand for TPWR’s products and services is substantially dependent on the levels of expenditures by our customers.

Demand for TPWR’s products and services is substantially dependent on demand and expenditures by our customers for the exploration, development and production of oil and gas reserves. These expenditures are generally dependent on our customers’ overall financial position, capital allocation priorities, and views of future oil and gas prices. Declines, as well as anticipated declines, in oil and gas prices have in the past resulted, and may in the future result, in lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment, or nonpayment, of amounts that are owed to us, which could in the future, adversely affect our earnings, cash flow and financial condition. The results of operations for the Water Services and Operations segment have been impacted from time to time by reduced development pacing and declines in expenditures by our customers in response to varying industry or global circumstances. Our results may continue to be impacted by producer discretion on development pacing and capital expenditures.

We face the risks of doing business in a new and rapidly evolving market for TPWR and may not be able to successfully address such risks and achieve acceptable levels of success or profits.

We have encountered and may continue to encounter the challenges, uncertainties and difficulties frequently experienced in a new and rapidly evolving market with respect to the business of TPWR, including, but not limited to:

•pricing pressure driven by new competition;

•volatile and/or unexpected operating and maintenance costs;

•lack of sufficient customers or loss of significant customers for the business of TPWR;

•increased regulation, including with respect to environmental and geological uses and impacts on industry operations; and

•uncertainty regarding outsourced third-parties providing water treatment services.

The market in which TPWR operates is highly competitive and includes numerous companies capable of competing effectively on a local basis. TPWR competes with landowners, water supply and transfer companies, and companies who engage in the sale or treatment of produced water. Some of our larger diversified competitors have a broad geographic scope and have benefits of scale, while others focus on specific areas only and may have locally competitive cost efficiencies as a result.

Additionally, there may be new companies that enter the water solutions business, or our existing and potential customers may develop their own water management solutions. Our ability to maintain current revenue and cash flows, and our ability to expand our operations, could be adversely affected by the activities of our competitors and our customers.

The impact of government regulation on TPWR could adversely affect our business.

The business of TPWR is subject to applicable state and federal laws and regulations, including laws and regulations on water use, environmental and safety matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning water wells and sourced water and treatment facilities and impact our customers’ ability to transport, store and/or dispose of produced water in certain locations. Some state and local governmental authorities have begun to monitor or restrict the use of water to ensure adequate local water supply. In addition, due to increased seismicity in the Delaware and Midland Basins, the Texas Railroad Commission recently began implementing seismic response areas (“SRAs”) limiting the permitted capacity and use of certain saltwater disposal wells (“SWDs”) for the injection of produced water. For example, in January 2024, the Railroad Commission of Texas indefinitely suspended all deep oil and gas produced water injections in Culberson and Reeves counties. The implementation of SRAs could limit the volume of produced water disposed on the Company’s surface within the SRAs or, in certain cases, could direct additional volumes of produced water to SWDs on the Company’s surface outside of SRAs. These limitations and/or redirections may require TPWR to adapt its business plans and could affect TPWR’s financial performance. We continue to actively engage with the Texas Railroad Commission and evaluate the potential effect of SRAs on our produced water royalties.

Our produced water desalination project creates risks related to invested capital, environmental exposure and our reputation.

Through Transmissive, we are developing a proprietary produced water desalination technology and advancing the beneficial reuse process. Development of a produced water treatment facility requires substantial capital and may result in total project costs exceeding initial estimates due to inflation, supply chain constraints, labor and equipment availability, design changes, regulatory requirements or technical challenges. Delays in permitting, produced water sourcing, waste disposal arrangements, construction or commissioning could defer or reduce expected cash flows and impair the anticipated return on our investment. Actual throughput, pricing, operating costs and utilization may also differ from forecasts because they depend on competing treatment or disposal options, and changes in environmental or water‑handling regulations. As a result, Transmissive may fail to achieve targeted returns or require additional unplanned capital, which could lead to impairments of invested capital and have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are exposed to the risk that discharges of treated water and treatment‑related waste, including those made in compliance with permitted limits, may have unforeseen adverse environmental effects. Material failures to properly treat, handle or transport produced water or discharge treated water, including leaks, spills or non‑compliance with discharge permits and performance standards, could risk contaminating surface waters, groundwater or navigable waters or damage natural resources. Such material failures could also trigger enforcement actions, require remediation or corrective measures, lead to operational restrictions or permit suspension or revocation, harm our reputation or result in third‑party claims for personal injury, property damage and other losses, any of which could materially and adversely affect our business, financial condition, results of operations and liquidity.

Negative public opinion or adverse perceptions of Transmissive’s operations or reputation could materially affect our business, results of operations, or prospects over time. Negative sentiment may arise from unfavorable portrayals of produced water, water treatment operations or discharge locations by the media, special interest groups, political leaders, stakeholders, or other parties, including organized opposition to specific projects or the energy industry in general. Potential impacts of such sentiment include operational delays or interruptions, legal or regulatory challenges, blockades, increased regulatory oversight, reduced public or governmental support, and the delay, challenge, or revocation of regulatory approvals, permits, or licenses, each of which may increase costs or cause cost overruns.

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

The completion of the Corporate Reorganization implicated conditions and covenants contained in certain agreements to which the Trust was, and now TPL is, a party and thereby may cause us to lose certain benefits that the Trust historically received. For example, the obligation to pay ad valorem taxes with respect to certain of our royalty interests was assumed by a third party and is now the obligation of the successors in interest to such third party, so long as such royalty interests are held by the Trustees or their successors in office under the Declaration of Trust. We have received an indication from one such obligor that it does not intend to continue to make ad valorem tax payments related to historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party following payment of such taxes, there can be no assurance that we will be successful in getting reimbursed, and accordingly, no loss recovery receivable has been recorded as of December 31, 2025. Taking on the cost of such payments will have an adverse impact on our business and results of operations.

Our Credit Facility may limit our operating flexibility or otherwise adversely affect our business.

The Credit Facility contains customary affirmative and negative covenants that, among other things, limit our ability to grant liens, incur debt, make investments, effect certain mergers, dispose of assets, make certain payments, pay dividends or distributions on our capital stock, change the nature of our business, enter into certain transactions with affiliates, enter into certain burdensome agreements, enter into swap agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the required lenders and administrative agent under the Credit Facility or terminate the Credit Facility. Our inability to engage in such actions could limit our operating flexibility and prohibit us from taking certain actions that might be beneficial to our business. Additionally, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated total leverage ratio of not greater than 3.50 to 1.0. Borrowings under the Credit Facility are initially unsecured, with a springing senior security interest in substantially all of the equity securities of our subsidiaries in the event our consolidated total leverage ratio exceeds 2.50 to 1.0. There is no guarantee that we will be able to generate sufficient cash flow to comply with these financial covenants or pay the principal and interest on any debt we incur under the Credit Facility. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or comply with the covenants in our Credit Facility could result in the acceleration of the obligations thereunder and could adversely affect our business.

The events of default under the Credit Facility include, among others, payment defaults, breaches of covenants, defaults under the related loan documents, material misrepresentations, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults, certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended, invalidity of the Credit Facility or the related loan documents and change in control events. If an event of default occurs, the lenders under the Credit Facility may be entitled to terminate the commitments and letter of credit extensions, accelerate any outstanding indebtedness under the Credit Facility, require us to post cash collateral with respect to any letters of credit and exercise any additional rights and remedies under the Credit Facility. If our indebtedness is accelerated, we may not have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We may make minority investments, engage in joint ventures or make other strategic alliances with third parties that subject us to risks and uncertainties outside of our control.

As part of our business strategy, from time to time, we may make minority investments in the equity securities of companies, engage in joint ventures or make other strategic alliances with third parties that we do not control. For example, in December 2025, we made a minority investment of $50.0 million in Bolt pursuant to a strategic agreement to develop and enable large scale data center campuses and supporting infrastructure across our land. In connection with our investment, we received an equity interest, warrants, and a right of first refusal to supply water to Bolt-affiliated projects and related infrastructure. We may contribute land and receive additional equity that may or may not increase in value or be liquid. Minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the minority investment.

To the extent we hold only a minority equity interest in a company, we may lack affirmative control rights, which may diminish our ability to influence the company’s affairs in a manner intended to enhance the value of our investment in the company. Our investment could become impaired if the majority stakeholders or the management of the company take risks or otherwise act in a manner that does not serve our interests. In addition, we could be subject to reputational harm if the company in which the investment is made makes business, financial or management decisions with which we do not agree. These circumstances could also lead to disputes and litigation with management or employees of the company in which the investment is made, or its other stockholders.

The companies in which we make investments may have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, which rank senior to our investment. We also may make investments in early-stage companies that depend on venture funding and are not profitable. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of debt instruments and securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment.

We may also enter into separate commercial arrangements with these companies similar to our strategic agreement with Bolt, whether before, concurrently with, or after making a minority investment. In certain cases, an underlying commercial arrangement may be a driving factor behind our investment. Such commercial arrangements may not further our business strategy as we expected, and we may not realize all the economic benefits expected from the commercial agreement or realize the expected return on our investments.

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

The market price of our Common Stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including, but not limited to:

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

The timing, declaration, amount of, and payment of any cash dividends to our stockholders is within the discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with our Credit Facility or any future debt service obligations or other contractual obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by the Board. These factors could result in a change in our current dividend policy.

We will evaluate whether to repurchase our outstanding Common Stock in the future and we cannot guarantee the timing or amount of share repurchases, if any.

On November 1, 2022, our Board approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock. During the year ended December 31, 2025, the Company repurchased 27,000 outstanding shares of Common Stock for an aggregate purchase price of $8.4 million, which repurchased shares were placed in treasury. The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. The stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Any future repurchase under the stock repurchase program will be within the discretion of our Board and will depend upon many factors, including market and business conditions, the trading price of our Common Stock, available cash and cash flow, capital requirements and the nature of other investment opportunities.

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

Our revenues depend on natural and environmental conditions with respect to operations that result in royalties to us, or that use our water services. Our business and financial results are therefore subject to disruption from natural or human causes beyond our control, including physical risks from severe storms, floods, droughts resulting in aquifer declines and other forms of severe weather, war, accidents, civil unrest, political events, fires, earthquakes, system failures, pipeline disruptions, environmental hazards such as oil and produced water spills, terrorist acts and epidemic or pandemic diseases, any of which could result in a material adverse effect on oil and gas production and, therefore, our results of operations.

Our business and financial results are subject to major trends in our industry, such as decarbonization, and may be adversely affected by future developments that are out of our control.

Much of the value of the land we own and upon which we receive royalties is based on the oil and gas reserves located there. Our revenues may be negatively affected by changes driven by trends such as decarbonization efforts. Such changes may relate to the types or sources of energy in demand, such as a shift to renewable sources of power generation (for example, wind and solar), along with ongoing changes in regulatory, investor, customer and consumer policies and preferences. The evolution of global energy sources is affected by factors out of our control, such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies. In addition, the possibility of taxes on energy sources, including oil and gas, may affect the demand for crude oil and gas and the operating costs for third-party operators on our royalty properties.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted substantial financial and personnel resources to implement and maintain security measures to meet regulatory requirements, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. Despite these efforts, our policies and procedures may not be properly followed in every instance and may not always be effective. Our risk factors, which can be found in Part I, Item 1A. “Risk Factors,” include further detail about the material cybersecurity risks we face. We have had no cybersecurity incidents or other risks from cybersecurity threats to date that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition.

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

•prioritize, remediate, and ensure effectiveness of critical applications, infrastructure, and information; and

•continually evaluate emerging threats and improved mitigation methods, including but not limited to, generative and agentic artificial intelligence and machine learning.

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

Role of Management

Our cybersecurity risk is managed utilizing a multi-tiered approach by our Director of Information Technology. In addition to the Director of Information Technology, we also engage the services of a third-party chief information security officer (“CISO”). The qualifications of the Director of Information Technology include over 30 years of IT management, cybersecurity, and information governance experience. The CISO, who reports to the Director of Information Technology, has over 20 years of cybersecurity, IT management, and infrastructure consulting experience and is a certified CISO. The Director of Information Technology is regularly informed about the latest developments in cybersecurity, including potential threats, vulnerabilities, and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents.

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

Item 2. Properties.

Surface Acreage

Our ownership of the surface estate of approximately 882,000 surface acres is comprised of numerous separate tracts, principally concentrated in the Permian Basin. There were no material liens or encumbrances on our title to the surface estate of those tracts as of December 31, 2025. Of our total surface acreage, approximately 800,000 acres were assigned to the Company through the Declaration of Trust in 1888 when the Trust was formed and no value was assigned to the land at that time.

The following table shows our surface acreage ownership by county as of December 31, 2025 (1):

County	Number of Surface Acres
Andrews	12,121
Concho	2,592
Crane	3,622
Culberson	270,853
Ector	19,888
El Paso	16,613
Glasscock	27,227
Howard	5,156
Hudspeth	154,247
Jeff Davis	8,293
Lea(2)	640
Loving	63,053
Martin	12,090
Midland	28,365
Mitchell	3,842
Nolan	1,600
Pecos	43,377
Reeves	188,107
Sterling	5,212
Taylor	690
Upton	6,661
Winkler	7,804
Total	882,053

(1)     Counties are located in the State of Texas unless otherwise noted.
(2)    County is located in the State of New Mexico.

Oil and Gas Royalty Interests

Our oil and gas royalty interests are located solely in the United States in the Permian Basin. Our oil and gas royalty interests are comprised of royalty interests assigned through the Declaration of Trust (the “Assigned Royalty Interests”) and royalty interests acquired. Our Assigned Royalty Interests as of December 31, 2025 represent the remaining oil and gas royalty interests assigned to us through the Declaration of Trust in 1888 as further discussed in Item 1. “Business.” The fair market value of the Assigned Royalty Interests was not determined in 1888 when the Trust was formed and, therefore, no value is assigned to these interests on our Consolidated Balance Sheets. Royalty interests acquired represent royalty interests in proved and unproved oil and gas properties.

The following table shows NRA in the Assigned Royalty Interests and the royalty interests acquired by county as of December 31, 2025 (1):

	Assigned Royalty Interests		Royalty Interests Acquired	Total
County	1/128th NPRI Number of NRA	1/16th NPRI Number of NRA	Number of NRA	Number of NRA
Borden	—	—	33	33
Callahan	—	40	—	40
Coke	—	591	—	591
Crane	17	2,599	—	2,616
Culberson	—	55,756	5,014	60,770
Ector	2,102	5,896	79	8,077
Eddy(2)	—	—	54	54
Fisher	—	160	—	160
Gaines	—	—	28	28
Glasscock	225	5,555	2,876	8,656
Howard	194	920	4,530	5,644
Hudspeth	—	504	—	504
Jeff Davis	—	3,778	—	3,778
Lea(2)	—	—	98	98
Loving	382	24,033	390	24,805
Martin	—	—	8,364	8,364
Midland	809	6,560	4,319	11,688
Mitchell	110	293	—	403
Nacogdoches	—	—	4	4
Nolan	155	1,579	—	1,734
Palo Pinto	—	400	—	400
Pecos	20	8,448	487	8,955
Presidio	—	1,600	—	1,600
Reagan	385	637	1,573	2,595
Reeves	188	58,346	1,897	60,431
Stephens	176	80	—	256
Sterling	40	1,040	—	1,080
Taylor	—	483	—	483
Upton	431	4,551	2,451	7,433
Ward	—	—	1,144	1,144
Winkler	74	1,520	39	1,633
Total	5,308	185,369	33,380	224,057

(1)     Counties are located in the State of Texas unless otherwise noted.
(2)    County is located in the State of New Mexico.

Summary of Estimated Proved Reserves

We define proved reserves as proved developed producing (“PDP”) reserves. PDP reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well. The Company’s oil and gas properties are located in the Permian Basin.

The PDP reserve estimates and their associated future net cash flows were prepared by Ryder Scott as of December 31, 2025. The reserve report covers only PDP reserves and does not include undeveloped minerals or royalties. The oil and natural gas PDP reserve estimates represent the Company’s net ownership interest in its proved properties and were estimated in accordance with guidelines established by the SEC. Reserve studies were not prepared for periods prior to December 31, 2024. Accordingly, the comparative reserve information for those periods was derived from the December 31, 2024 reserve report by rolling volumes backwards from 2024 to 2022 to reflect historical production. Therefore, no revisions of prior estimates were recorded for these periods.

The following table presents estimated PDP reserves as of December 31, 2025:

December 31, 2025
Estimated PDP reserves:
Crude Oil and Condensate (MBbls)(1)	24,191
Natural Gas (MMcf)(1)	148,012
Natural Gas Liquids (MBbls)(1)	24,256
Total (Mboe)(1)	73,116

(1)    Commonly used definitions in the oil and gas industry: “MBbls” represents one thousand barrels of crude oil, condensate or NGLs. “MMcf” represents one million cubic feet of natural gas. “MBoe” represents one thousand Boe.

PDP Reserves Evaluation and Review of Estimated PDP Reserves

The estimated PDP reserves as of December 31, 2025 are based on reserve estimates prepared by Ryder Scott. The internal and external technical persons responsible for preparing or auditing our PDP reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis. The PDP reserve analysis prepared by Ryder Scott covered 100% of our total PDP reserves for 2025. No undeveloped reserves were reported. A copy of the summary report prepared by Ryder Scott is included as Exhibit 99.1 to this Annual Report.

Under SEC rules, PDP reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for PDP reserves as a “high degree of confidence that the quantities will be recovered.” All PDP reserves as of December 31, 2025 were estimated using a deterministic method. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (i) performance-based methods, (ii) volumetric-based methods, and (iii) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. In general, our PDP reserves attributable to producing wells were estimated by the performance-based method decline curve analysis, which utilized extrapolations of available historical production data. In certain cases where there was inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the estimates was inappropriate, the PDP reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. To estimate economically recoverable PDP reserves and related future net cash flows, we considered many factors and assumptions, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates. To establish reasonable certainty with respect to our estimated PDP reserves, the technologies and economic data used in the estimation of our PDP reserves included production data, downhole completion information, geologic data, and historical well cost and operating expense data. The process of estimating oil, natural gas and natural gas liquids reserves is complex and requires significant judgment. As a result, our petroleum engineers and geoscience professionals have an internal controls process to ensure the integrity, accuracy and timeliness of the data used to calculate PDP reserves relating to our assets primarily in the Permian Basin. Our internal technical staff met with Ryder Scott periodically during the period covered by the reserve report to discuss the assumptions and methods used in our PDP reserve estimation process. As part of the preparation of the reserve analysis, we provided historical information to Ryder Scott for our properties such as ownership interest, oil and gas production, gas processing and product recovery assumptions and commodity prices.

Our petroleum engineers are primarily responsible for overseeing the preparation of all reserve estimates, reviewing the data provided and the results for reasonableness, and overseeing communications with our independent reserve engineer. Our engineering staff have an average of approximately 20 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and natural gas production, and commodity prices to estimate economic lives of our properties. We limited economic forecasts to 30 years.

Ryder Scott prepared an estimate of the PDP reserves of the Company as of December 31, 2025.

The internal control procedures utilized in the preparation of such PDP reserve estimates are intended to ensure reliability of reserve estimations, and include, but are not limited to the following:

•Review and verification of historical production data, which is based on actual production as reported by our operators;

•Preparation of interim quarterly reserve estimates by our internal reserve engineers and supervision of the preparation of annual reserve estimates by the primary external reserve engineers;

•Review by the reserve engineers of all of our reported PDP reserves at the close of each quarter, including the review of all significant reserve changes;

•Review and verification of historical realized commodity prices and differentials from index prices provided to the external reserve engineer;

•Review of any differences between internal calculations and external reserves estimates by our management and internal engineering staff and confirming any differences are not more than the established audit tolerance guideline of 10 percent;

•Review of the PDP reserve estimates by our Audit Committee with our executive team and Ryder Scott on an annual basis;

•Verification of property ownership by our land department; and

•No employee’s compensation is tied to the amount of reserves booked.

Productive Wells

Productive wells consist of producing wells, wells with at least one month of reported production. As of December 31, 2025, we owned mineral or royalty interests in over 11,346 gross productive wells, which consisted of 8,959 oil wells and 2,387 natural gas wells – over 62 net oil wells and over 48 net natural gas wells.

Our Facilities

We lease office space in Dallas, Texas for our corporate headquarters and in Midland, Texas for TPWR.

Item 3.    Legal Proceedings.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II
OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the NYSE and NYSE Texas, Inc. under the ticker symbol “TPL.” We had 171 registered holders of our Common Stock as of February 9, 2026. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

For the year ended December 31, 2025 and 2024, we paid the following regular and special cash dividends per share:

	Years Ended December 31,
	2025		2024
	Regular	Special	Regular	Special
1st Quarter	$0.53	$—	$0.39	$—
2nd Quarter	0.53	—	0.39	—
3rd Quarter	0.54	—	0.39	3.33
4th Quarter	0.53	—	0.53	—
Total	$2.13	$—	$1.70	$3.33

We have paid a cash dividend each year for the preceding 69 years.

The Board has determined to pay dividends on a quarterly basis in March, June, September, and December of each year, subject to the discretion of the Board. Such dividends will depend upon our earnings, capital requirements, and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board. We are not a party to any agreement that would limit our ability to pay dividends in the future.

Issuer Purchases of Common Stock

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025.

Item 6. Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Texas Pacific Land Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to financial statements included in Part II, Item 8. of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those factors presented in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Market Conditions

Average West Texas Intermediate (“WTI”) oil prices for the year ended December 31, 2025 were down approximately 15% compared to average WTI oil prices during the same period last year. Oil prices continue to be impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. In addition, ambiguity around tariffs implemented by and towards the United States has created incremental global economic uncertainty, which, in part, contributed to relatively weaker oil prices in 2025. Average Henry Hub natural gas prices during 2025 increased approximately 61% compared to average prior year natural gas prices. Global and domestic natural gas markets benefited in 2025 from improved supply-demand balances, including tailwinds from expanded liquefied natural gas capacity and improved industrial and power demand, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently being developed by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

As the largest oil producing shale basin in the world, the Permian depends on large-scale water solutions related to well development and produced water disposal. For oil and gas well development, often hundreds of thousands of barrels of water are required per well completion. To enhance productivity and drilling economics, oil and gas operators have generally expanded the amount of water per well completion and reduced the time to complete a well. These factors have led to intensifying demands for completion water delivery and assurance, which generally benefits completion water providers with larger size and scale. We believe we have a competitive advantage in this market with our significant surface footprint and a large network of owned and operated water wells, storage ponds, recycling assets, and pipelines that can source and deliver water to customers throughout the Permian.

Permian produced water volumes have grown commensurately with overall Permian oil production. Though some produced water is reused and recycled for completion activities, the majority of Permian produced water is injected into subsurface pore space via saltwater disposal wells. Saltwater disposal availability varies throughout the Permian depending on regulations, permitted injected rates, and the availability of pore space and infrastructure. Our extensive land holdings contain and are adjacent to extensive pore space, and, through various commercial agreements, we allow produced water operators to transport and dispose of produced water across our surface footprint. Furthermore, our previously mentioned desalination project could potentially provide an additional solution for produced water by reducing the amount of water required to be injected subsurface.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles in 52 counties across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies active in the Permian generally decreased their drilling and development activity in 2025 compared to recent prior year activity levels in response to lower oil prices. Despite relatively lower activity, Permian production, per the U.S. Energy Information Administration (“EIA”), averaged approximately 6.5 million barrels of oil per day during 2025.

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. The metrics below show selected benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Oil and Gas Pricing Metrics:(1)
WTI Cushing average price per Bbl	$65.39	$76.63
Henry Hub average price per mmbtu	$3.52	$2.19
Waha Hub natural gas average price per mmbtu	$0.69	$0.14

Activity Metrics specific to the Permian Basin:(1)(2)
Average monthly horizontal permits	581	654
Average monthly horizontal wells drilled	457	504
Average weekly horizontal rig count	257	296
DUCs as of December 31 for each applicable year	3,946	4,536

Total Average U.S. weekly horizontal rig count (2)	498	536

(1)    Commonly used definitions in the oil and gas industry: “WTI Cushing” represents West Texas Intermediate. “Bbl” represents one barrel of 42 U.S. gallons of crude oil, condensate or NGLs. “Mmbtu” represents one million British thermal units, a measurement used for natural gas. “DUCs” represent drilled but uncompleted wells. DUC classification is based on well data and date stamps provided by Enverus. DUCs is based on wells that have a drilled/spud date stamp but do not have a completed or first production date stamp. Excludes wells that have been labeled plugged and abandoned or permit expired and wells drilled/spud more than five years ago.

(2)    Permian Basin specific information per Enverus analytics. U.S. weekly horizontal rig counts per Baker Hughes United States Rotary Rig Count for horizontal rigs. Statistics for similar data are also available from other sources. The comparability between these other sources and the sources used by the Company may differ.

While average oil prices for the year ended December 31, 2025 were lower compared to the same period in 2024, Henry Hub and Waha Hub natural gas prices for the year ended December 31, 2025 increased compared to the same period last year. E&P companies broadly have continued to deploy capital towards drilling and development activities in the Permian Basin at a measured pace. Although average rig counts during the year ended December 31, 2025 were lower compared to the same period last year, increased drilling and completion efficiencies have allowed operators, in aggregate, to grow production. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from operations and our Credit Facility. Our primary liquidity and capital requirements are for acquisitions, capital expenditures related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital, and general corporate needs.

We continuously review our levels of liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could draw on our Credit Facility or seek alternative sources of funding. As of December 31, 2025, we had no debt, draws on our Credit Facility, and no off-balance sheet arrangements that require us to provide funding, guarantees, or other forms of financial support.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target cash and cash equivalents balance of approximately $700 million. Above this target, we will seek to deploy the majority of our free cash flow towards returning capital to our stockholders in the form of special dividends and/or share repurchases. As of December 31, 2025, we had cash and cash equivalents of $144.8 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to pay regular dividends, subject to the discretion of our Board, to, subject to market conditions, repurchase shares of our Common Stock, for potential acquisitions and for general corporate purposes. We believe that cash from operations and our cash and cash equivalents balance together with our Credit Facility, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs and allow for opportunistic transactions for at least the next 12 months.

Acquisition and Investment Activity

We completed the following asset acquisitions and investment during 2025:

•In March 2025, we acquired 177 NRA located primarily in the Midland Basin for an aggregate purchase price of $3.5 million, net of post-closing adjustments, in an all-cash transaction.

•In May 2025, we acquired 787 acres of land in Reeves County, Texas for an aggregate purchase price, inclusive of closing costs, of $4.5 million in an all-cash transaction.

•In September 2025, we acquired 8,147 acres of land in Martin, County Texas for an aggregate purchase price, inclusive of closing costs, of $31.4 million in an all-cash transaction.

•In November 2025, we acquired 17,306 NRA located primarily in the Midland Basin in Martin, Howard, Midland, and other counties for an aggregate purchase price of $450.7 million, net of post-closing adjustments, in an all-cash transaction.

•In December 2025, we made a minority investment of $50.0 million in Bolt pursuant to a strategic agreement to develop and enable large scale data center campuses and supporting infrastructure across our land.

See Part I, Item 1. “Business — Recent Developments” for further discussion of our acquisition and investment activity during 2025.

Revolving Credit Facility

On October 23, 2025, we entered into a Credit Facility in the aggregate principal amount of up to $500.0 million, and the ability to request potential increases in the commitments of the lenders of up to an additional $250.0 million; provided that any such request for an increase must be in a minimum amount of $50.0 million or, if less, the amount remaining available for all such increases. The Credit Facility and all borrowings thereunder will mature on October 23, 2029.

The borrowings under the Credit Facility will bear interest at a rate per annum (i) for each SOFR loan, equal to term SOFR for such interest period plus (x) 2.25% if our consolidated total leverage ratio is less than or equal to 2.0 to 1.0 or (y) 2.50% if our consolidated total leverage ratio is greater than 2.0 to 1.0 or (ii) for each base rate loan, equal to the base rate plus (x) 1.25% if our consolidated total leverage ratio is less than or equal to 2.0 to 1.0 or (y) 1.50% if our consolidated total leverage ratio is greater than 2.0 to 1.0. The base rate for any day is a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% of 1%, (b) the rate of interest per annum publicly announced by the Administrative Agent as its prime rate, and (c) term SOFR for a one-month tenor in effect on such day plus 1.00%. We are also required to pay customary letter of credit fees.

We intend to draw on the facility primarily for capital expenditures, ongoing working capital, acquisitions and general corporate purposes. Borrowings under the Credit Facility will be unsecured with a springing security interest in substantially all equity securities of our subsidiaries in the event our consolidated total leverage ratio exceeds 2.50 to 1.0. The Credit Facility also contains customary financial and other affirmative and negative covenants.

The events of default under the Credit Facility include, among others, payment defaults, breaches of covenants, defaults under the related loan documents, material misrepresentations, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults, certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended, invalidity of the Credit Facility or the related loan documents and change in control events. The occurrence of an event of default could result in the termination of commitments and letter of credit extensions, the acceleration of our obligations under the Credit Facility, the requirement to post cash collateral with respect to letters of credit and the exercise of the Lenders of all rights and remedies under the Credit Facility.
No draws had been made under the Credit Facility as of December 31, 2025, and the Credit Facility remained undrawn as of the date of this Annual Report.

Return of Capital to Stockholders

During the year ended December 31, 2025, we paid total dividends to our stockholders of $147.8 million, consisting of cumulative regular cash dividends of $2.13 per share. In addition, we repurchased $8.4 million of our Common Stock during the year ended December 31, 2025.

Development of New Solutions for Produced Water and Capital Expenditures

In 2024, we announced our progress towards developing a patented energy-efficient desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian Basin generating over 20 million barrels of produced water per day, this technology provides an attractive and critical alternative to subsurface injection. We have begun construction of our test facility, which will have an initial capacity of 10,000 barrels of water per day, with an estimated service date in the first half of 2026. Cumulatively through December 31, 2025, we have spent $45.5 million ($33.6 million during the year ended December 31, 2025) on this new energy-efficient desalination and treatment process and equipment, of which $38.8 million had been capitalized as of December 31, 2025.

Additionally, during the year ended December 31, 2025, we invested approximately $24.9 million to enhance our water sourcing assets.

Cash Flows from Operating Activities

For the years ended December 31, 2025 and 2024, net cash provided by operating activities was $545.9 million and $490.7 million, respectively. Our cash flow provided by operating activities is primarily from oil, gas and produced water royalties, water and land sales, easements, and other surface-related income. Cash flow used in operations generally consists of operating expenses associated with our revenue streams, general and administrative expenses and income taxes.

The increase in cash flows provided by operating activities for the year ended December 31, 2025 compared to the same period of 2024 was primarily driven by an increase in operating income, principally related to increased oil and gas production volumes and water sales volumes, and changes in working capital requirements during 2025 as compared to 2024.

Cash Flows Used in Investing Activities

For the years ended December 31, 2025 and 2024, net cash used in investing activities was $595.8 million and $471.7 million, respectively. Our cash flows used in investing activities are primarily related to royalty acquisitions, investments and purchases of fixed assets primarily related to our Water Services and Operations segment. Our acquisitions may include royalty interests, land and other similar tangible and intangible assets.

For further information regarding acquisitions and investment activity during the year ended December 31, 2025, see “Acquisition and Investment Activity” above. Purchases of fixed assets for the years ended December 31, 2025 and 2024 were $59.5 million and $29.7 million, respectively.

Cash Flows Used in Financing Activities

For the years ended December 31, 2025 and 2024, net cash used in financing activities was $176.0 million and $378.1 million, respectively. Our cash flows used in financing activities principally consist of activities that return capital to our stockholders such as payments of dividends and repurchases of our Common Stock, and activity related to our Credit Facility.

During the year ended December 31, 2025, we paid total dividends of $147.8 million, consisting of cumulative regular cash dividends of $2.13 per share. During the year ended December 31, 2024, we paid total dividends of $347.3 million consisting of cumulative regular cash dividends of $1.70 per share and a special dividend of $3.33 per share. During the years ended December 31, 2025 and 2024, employees surrendered $14.8 million and $1.6 million in shares, respectively, to the Company to settle tax withholdings related to stock vesting. We repurchased $8.4 million and $29.2 million of our Common Stock during the years ended December 31, 2025 and 2024, respectively. Debt issuance cost in connection with the Credit Facility was $5.1 million for the year ended December 31, 2025. We had no draws or repayments on the Credit Facility during the year ended December 31, 2025.

Results of Operations

The following table shows our consolidated results of operations and our results of operations by reportable segment for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025			2024
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$411,677	$—	$411,677	$373,331	$—	$373,331
Water sales	—	169,701	169,701	—	150,724	150,724
Produced water royalties	—	124,218	124,218	—	104,123	104,123
Easements and other surface-related income	78,230	13,545	91,775	63,074	10,183	73,257
Land sales	819	—	819	4,388	—	4,388
Total revenues	490,726	307,464	798,190	440,793	265,030	705,823

Expenses:
Salaries and related employee expenses	29,184	28,741	57,925	27,493	26,128	53,621
Water service-related expenses	—	53,528	53,528	—	46,124	46,124
General and administrative expenses	14,358	9,422	23,780	25,531	8,952	34,483
Depreciation, depletion and amortization	44,555	17,978	62,533	10,968	14,194	25,162
Ad valorem and other taxes	8,218	45	8,263	7,257	38	7,295
Total operating expenses	96,315	109,714	206,029	71,249	95,436	166,685

Operating income	394,411	197,750	592,161	369,544	169,594	539,138

Interest expense	(552)	(138)	(690)	—	—	—
Other income, net	14,926	3,932	18,858	31,707	7,976	39,683
Income before income taxes	408,785	201,544	610,329	401,251	177,570	578,821
Income tax expense	86,370	42,583	128,953	86,350	38,511	124,861
Net income	$322,415	$158,961	$481,376	$314,901	$139,059	$453,960

Interest income by segment is included in other income, net in the table above.

Consolidated Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Total revenues were $798.2 million for the year ended December 31, 2025 compared to $705.8 million for the year ended December 31, 2024. Total operating expenses were $206.0 million for the year ended December 31, 2025 compared to $166.7 million for the year ended December 31, 2024. Net income was $481.4 million for the year ended December 31, 2025 compared to $454.0 million for the year ended December 31, 2024. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses, if any, upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 16, “Business Segment Reporting” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.” We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our oil and gas royalty revenue, and, in turn, our results of operations for the year ended December 31, 2025 have been impacted by lower average commodity prices compared to 2024. However, our oil and gas royalty revenues increased for the year ended December 31, 2025 due to increased royalty production. Additionally, revenues derived from water sales and produced water royalties for the year ended December 31, 2025 were also positively impacted by our active management of our surface and royalty interests in recent years.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $411.7 million for the year ended December 31, 2025 compared to $373.3 million for the year ended December 31, 2024, an increase of 10.3%. Our share of production volumes increased to 34.6 thousand Boe per day for the year ended December 31, 2025 compared to 26.8 thousand Boe per day for 2024. The average realized prices decreased to $34.18 per Boe for the year ended December 31, 2025 from $39.87 per Boe for 2024, a decrease of 14.3%.

The table below provides financial and operational data by oil and gas royalty stream for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Our share of production volumes (1):
Oil (MBbls)	4,936	4,118
Natural gas (MMcf)	23,359	17,074
NGL (MBbls)	3,784	2,841
Equivalents (MBoe)	12,613	9,804
Equivalents per day (MBoe/d)	34.6	26.8

Oil and gas royalties (in thousands):
Oil royalties	$304,930	$298,074
Natural gas royalties	37,432	18,512
NGL royalties	69,315	56,745
Total oil and gas royalties	$411,677	$373,331

Realized prices:
Oil ($/Bbl)	$64.69	$75.80
Natural gas ($/Mcf)	$1.73	$1.17
NGL ($/Bbl)	$19.81	$21.60
Equivalents ($/Boe)	$34.18	$39.87

(1)    Commonly used definitions in the oil and gas industry: “Bbl” represents one barrel of 42 U.S. gallons of crude oil, condensate or NGLs. “Boe” represents barrels of oil equivalent. “NGL” represents natural gas liquid. “MBbls” represents one thousand barrels of crude oil, condensate or NGLs. “Mcf” represents one thousand cubic feet of natural gas. “MMcf” represents one million cubic feet of natural gas. “MBoe” represents one thousand Boe. “MBoe/d” represents one thousand Boe per day.

Easements and other surface-related income. Easements and other surface-related income was $78.2 million for the year ended December 31, 2025, an increase of 24.0% compared to $63.1 million for the year ended December 31, 2024. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas exploration and production, renewable energy, and agricultural operations. The increase in easements and other surface-related income was principally related to increases of $10.0 million in pipeline easements, $3.8 million in wellbore easements and $2.5 million in lease bonuses on acquired royalty interests for the year ended December 31, 2025 compared to the same period of 2024. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the year ended December 31, 2025.

Land sales. Land sales were $0.8 million and $4.4 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, we sold 17 acres of land for an aggregate sales price of $0.8 million. For the year ended December 31, 2024, we sold 439 acres of land for an aggregate sales price of approximately $4.4 million.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $29.2 million for the year ended December 31, 2025 compared to $27.5 million for the same period of 2024. The increase in salaries and related employee expenses was principally related to market compensation adjustments that take effect annually at the start of a given year.

General and administrative expenses. General and administrative expenses were $14.4 million for the year ended December 31, 2025 compared to $25.5 million for the same period of 2024. The decrease was primarily due to a decrease in legal and professional fees of $11.9 million over the same period of 2024.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $44.6 million for the year ended December 31, 2025 compared to $11.0 million for the same period of 2024. The increase was principally due to depletion expense associated with royalty interests acquired during the second half of both 2025 and 2024.

Other income, net. Other income, net was $14.9 million for the year ended December 31, 2025 compared to $31.7 million for the same period of 2024. Lower cash balances and investment yields during the year ended December 31, 2025 compared to the same period of 2024 resulted in a decrease in interest income. During the year ended December 31, 2024, we recorded a curtailment and settlement gain of $3.3 million related to our pension plan. Additionally, during the year ended December 31, 2024, we received $1.9 million of proceeds from a settlement with a title company regarding a defect in title to a property acquired in a previous year.

Water Services and Operations

Water sales. Water sales revenue increased $19.0 million to $169.7 million for the year ended December 31, 2025 compared to $150.7 million for the year ended December 31, 2024. The growth in water sales was principally due to increases of 8.8% in water sales pricing and 3.4% in volumes for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land. Produced water royalties are contractual and not paid as a matter of right. We do not operate any saltwater disposal wells. Produced water royalties were $124.2 million for the year ended December 31, 2025 compared to $104.1 million in 2024. This increase was principally due to a 24.6% increase in produced water volumes for the year ended December 31, 2025 compared to 2024.

The table below provides financial and operational data by water revenue type for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Water volumes (in MBbls) (1):
Water sales	278,564	269,281
Produced water royalties	1,566,588	1,257,246

Water volumes in barrels per day (in MBbls/d) (2):
Water sales	763	736
Produced water royalties	4,292	3,435

Water revenue (in thousands):
Water sales	$169,701	$150,724
Produced water royalties	$124,218	$104,123

(1)    MBbl = 1 thousand barrels of water.
(2)    MBbl/d = 1 thousand barrels of water per day.

Easements and other surface-related income. Easements and other surface-related income was $13.5 million for the year ended December 31, 2025, an increase of $3.4 million compared to $10.2 million for the year ended December 31, 2024. The increase in easements and other surface-related income primarily related to an increase in temporary permits for sourced water lines for the year ended December 31, 2025 compared to 2024.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $28.7 million for the year ended December 31, 2025 compared to $26.1 million for the same period of 2024. The increase in salaries and related employee expenses is principally related to increased contract labor costs associated with development of an in-house water management application and market compensation adjustments that take effect annually at the start of the year.

Water service-related expenses. Water service-related expenses increased $7.4 million to $53.5 million for the year ended December 31, 2025 compared to 2024. Certain types of water service-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending on the location of customer delivery. The increase in water service-related expenses for the year ended December 31, 2025 was principally related to increased water sales volumes compared to the same period of 2024. Research and development expenses related to development of a new energy-efficient method of produced water desalination and treatment were $2.8 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively. For further discussion of this new treatment method, see “Liquidity and Capital Resources — Development of New Solutions for Produced Water and Capital Expenditures” above.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $18.0 million for the year ended December 31, 2025 compared to $14.2 million for the comparable period of 2024. The increase was principally due to depreciation expense related to new water service-related assets placed in service.

Other income, net. Other income, net was $3.9 million for the year ended December 31, 2025 compared to $8.0 million for the same period of 2024. Lower cash balances and investment yields during the year ended December 31, 2025 compared to the same period of 2024 resulted in a decrease in interest income. Additionally, during the year ended December 31, 2024, we recorded a curtailment and settlement gain of $1.3 million related to our pension plan.

Income tax expense. Income tax expense was $42.6 million for the year ended December 31, 2025 compared to $38.5 million for the same period of 2024. The increase in income tax expense was directly attributable to the increase in operating income for the year ended December 31, 2025 compared to the same period of 2024.

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

The purpose of presenting Adjusted EBITDA is to highlight earnings without non-cash activity such as share-based compensation and other non-recurring or unusual items, if applicable. Additionally, Adjusted EBITDA is a metric used by the Compensation Committee to evaluate our performance in determining the short-term and long-term incentive compensation of our executive officers on an annual basis. We calculate Adjusted EBITDA as EBITDA plus employee share-based compensation less pension curtailment and settlement gain. The pension curtailment and settlement gain are related to a buyout by a third party of defined benefit obligations under our pension plan and the subsequent freezing of our pension plan, both of which occurred in the fourth quarter of 2024. We have excluded the pension curtailment and settlement gain from the calculation of Adjusted EBITDA as such gain is a non-recurring item and is not related to our core business.

The purpose of presenting free cash flow is to provide investors a metric to measure the funds available for investing in future acquisitions and returning capital to our stockholders through dividends and share repurchases after current income tax expense and purchases of fixed assets. Additionally, free cash flow is a metric used by the Compensation Committee to evaluate our performance in determining the short-term and long-term incentive compensation of our executive officers. To calculate free cash flow, net income is adjusted by adding back income tax expense, depreciation, depletion and amortization and employee share-based compensation, less the cash outflows of current income tax expenses, purchases of fixed assets and pension curtailment and settlement gain.

We have presented EBITDA, Adjusted EBITDA and free cash flow because we believe that these metrics are useful supplements to net income in analyzing our operating performance, ability to fund future acquisitions, ability to return capital to our stockholders and explaining how our Named Executive Officers (as defined below) are compensated. Our definitions of EBITDA, Adjusted EBITDA and free cash flow may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net income	$481,376	$453,960
Add:
Interest expense	690	—
Income tax expense	128,953	124,861
Depreciation, depletion and amortization	62,533	25,162
EBITDA	673,552	603,983
Add (deduct):
Employee share-based compensation	13,817	11,364
Pension curtailment and settlement gain	—	(4,616)
Adjusted EBITDA	$687,369	$610,731

The following table presents a reconciliation of net income to free cash flow for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net income	$481,376	$453,960
Add (deduct):
Income tax expense	128,953	124,861
Depreciation, depletion and amortization	62,533	25,162
Employee share-based compensation	13,817	11,364
Pension curtailment and settlement gain	—	(4,616)
Current income tax expense	(122,398)	(120,257)
Purchase of fixed assets	(59,531)	(29,696)
(Increase) decrease in accounts payable related to purchases of fixed assets	(6,417)	273
Free cash flow	$498,333	$461,051

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements that require us to provide funding, guarantees or any other form of financial support.

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

Accrual of Oil and Gas Royalties

We accrue oil and gas royalties. An accrual is necessary due to the time lag between the removal of crude oil and gas products from the respective mineral reserve locations and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical production volumes, estimates of the timing of future payments and recent market prices for oil and gas.

Oil and Gas Reserves

We account for our acquired oil and gas royalty interests using the successful-efforts method. Under this method, costs to acquire oil and gas royalty interests are capitalized. Acquisition costs associated with non-producing oil and gas royalty interests are recorded as unproved properties until the results of leasing and drilling activities performed by third-party exploration and production operators provide sufficient information to determine whether such interests contain proved reserves. When unproved properties are determined to have proved developed producing reserves (“PDP”), the related capitalized costs are transferred to proved oil and gas properties. The Company only reports PDP reserves as we do not control the timing or development of drilling activities.

The estimation of PDP oil and gas reserves involves significant judgment by independent petroleum engineers. Reserve estimates rely on geological and engineering analysis, production data, the development and operating plans of third-party operators on our acreage, and assumptions regarding commodity prices and economic conditions. Because we calculate depletion of proved oil and gas royalty interests on a unit-of-production basis, changes in reserve estimates influence the rate at which capitalized costs are depleted and the timing of transfers from unproved to proved properties.

We group oil and gas royalty interests for depletion using a reasonable aggregation of properties with similar geological or stratigraphic characteristics. Reserve estimates are updated at least annually, or more frequently when new information becomes available. Revisions to these estimates whether due to operator development activity, production performance, technical analysis, or changes in economic assumptions result in prospective adjustments to depletion and may impact the pattern in which capitalized costs are recognized over time.

Recent Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist of cash and cash equivalents (primarily consisting of U.S. Treasury Bills and commercial paper), accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of December 31, 2025. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2025. Deloitte & Touche LLP’s opinion appears on the following page.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Texas Pacific Land Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 18, 2026

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Rhys J. Best, 79, serves as non-executive Chair of the Board (the “Chair”) and has been a member of the Board since April 15, 2022. Mr. Best currently serves on the board of directors of Arcosa Inc. (NYSE: ACA) (since 2018), where he serves as the non-executive Chairman of the Board. Mr. Best previously served on the board of directors of Cabot Oil and Gas Corp. (from 2008 to 2021, including serving as lead director in 2021), his term ending after the company merged with Cimarex Energy in 2021 to form Coterra Energy (NYSE: CTRA). Mr. Best also previously served on the board of directors of Commercial Metals Company (NYSE: CMC) (from 2010 to 2022), Crosstex Energy, LP, an integrated, multi-commodity midstream enterprise (NASDAQ: XTEX) (from 2004 to 2014, including serving as chairman of the board from 2009 to 2014), MRC Global, Inc., a pipe, valve and fitting distribution business (NYSE: MRC) (from 2008 to 2022, including serving as chairman of the board from 2016 to 2022), Trinity Industries, Inc. (NYSE: TRN) (from 2005 to 2018), and Austin Industries, an employee-owned construction company (from 2007 to 2018, including serving as chairman of the board from 2013 to 2018). Mr. Best is the former Chairman, President and Chief Executive Officer of Lone Star Technologies, Inc., an energy services and supply company, a role he retired from in 2007 after the successful merger with United States Steel Company (NYSE: X). In 2014, Mr. Best was recognized as Director of the Year by the National Association of Corporate Directors. Mr. Best’s qualifications to serve as a director include his extensive business experience, including as a senior executive at leading companies in the oil and gas industry, and his public company board and corporate governance experience.

General Donald G. Cook, USAF (Ret.) 79, has been a member of the Board since January 11, 2021. General Cook previously served on the board of directors of Crane Co. (NYSE: CR) (from 2005 to 2022), USAA Federal Savings Bank (from 2007 to 2018), U.S. Security Associates Inc., a Goldman Sachs portfolio company (from 2011 to 2018), and Hawker Beechcraft Inc., another Goldman Sachs portfolio company (from 2007 to 2014). General Cook served on the board of directors of Burlington Northern Santa Fe Railroad for almost five years until it was sold to Berkshire Hathaway in 2010 in a transaction valued at $44 billion. He is a former senior consultant for Lockheed Martin Corporation. General Cook also serves as a senior advisor to Portage Point Partners and served as a senior advisor to Alvest, a private French aviation firm, from 2022 to 2023. In addition to his extensive corporate governance experience, General Cook was the former Chairman of the San Antonio advisory board of the NACD Texas TriCities Chapter, a group recognized as the authority on leading boardroom practices. General Cook had numerous command and high-level staff assignments during his 36-year career with the U.S. Air Force and retired as a four-star General. He commanded a flying training wing and two space wings, the 20th Air Force (the nation’s nuclear Intercontinental Ballistic Missile force) and was interim Commander of Air Combat Command during the September 11 attacks. General Cook served as the Chief of the Senate Liaison Office and on the staff of the House Armed Services Committee in the U.S. House of Representatives. Prior to his retirement from the Air Force in August 2005, General Cook’s culminating assignment was Commander, Air Education and Training Command at Randolph Air Force Base in Texas, where he was responsible for executing the $8 billion annual budget to recruit, train and educate Air Force personnel, safely implementing the 500,000-hour annual flying hour program and providing for the leadership, welfare, and oversight of 90,000 military and civilian personnel in the command. He was twice awarded the Distinguished Service Medal for exceptional leadership. General Cook’s qualifications to serve as a director include his extensive experience on multiple public company boards and with corporate governance and executive compensation, as well as his senior leadership experience resulting from his tenure of command in the U.S. Air Force.

General Cook serves on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Barbara J. Duganier, 67, has been a member of the Board since January 11, 2021. Ms. Duganier currently serves on the board of directors of CenterPoint Energy (NYSE: CNP), an electric transmission and distribution, natural gas distribution and energy services company, where she chairs the audit committee and serves on the safety and operations committee, and Arcadis NV (Euronext: ARCADIS) where she serves on the sustainability committee and the audit and risk committee. Ms. Duganier also serves on the board of directors of two private companies: McDermott International, Ltd. (since 2020), a fully integrated provider of engineering and construction solutions to the energy industry; and Pattern Energy Group LP (since 2021), a private renewable energy company focused on wind, solar, transmission and storage. Ms. Duganier previously served on the board of directors of the general partner of Buckeye Partners, L.P. (NYSE: BPL), a midstream oil and gas master limited partnership, where she chaired the audit committee until the company’s sale in November 2019; of Noble Energy (NASDAQ: NBL), an exploration and production company, until the company’s sale in October 2020; of West Monroe Partners, a management and technology consulting firm, where she was the lead independent director until the sale of the company in November 2021; and of MRC Global Inc. (NYSE: MRC) (2015-2024), an industrial distributor of pipes, valves and other related products and services to the energy industry, where, during her term, she chaired the ESG and enterprise risk committee and audit committee. From 2004 to 2013, Ms. Duganier was a Managing Director at Accenture, a multinational professional services company that provides services in strategy, consulting, digital technology, and operations. She held various leadership and management positions in Accenture’s outsourcing business, including Global Chief Strategy Officer and Global Growth and Offering Development Lead. A year prior to joining Accenture, she served as an independent consultant to Duke Energy North America. From 1979 to 2002, Ms. Duganier, who is a licensed certified public accountant in the State of Texas, worked at Arthur Andersen LLP, where she served as an auditor and financial consultant, as well as in various leadership and management roles, including Global Chief Financial Officer of Andersen Worldwide. Ms. Duganier is the former chairperson of the National Association of Corporate Directors Texas TriCities (NACD TTC) board of directors. Ms. Duganier holds the NACD Director Certification, is an NACD Leadership Fellow, and holds the CERT Cybersecurity Oversight Certification from Carnegie Mellon University. Ms. Duganier’s extensive executive experience overseeing large organizations, her diverse public company board experience (including the energy industry), and her training and experience as a certified public accountant make her well-qualified to serve on the Board.

Ms. Duganier serves on and is the chair of the Compensation Committee and serves on the Audit Committee and the Strategic Acquisitions Committee.

Donna E. Epps, 61, Ms. Epps has been a member of the Board since January 11, 2021. Ms. Epps currently serves on the board of directors of Saia, Inc. (NASDAQ: SAIA) (since 2019), where she serves on the audit committee and the nominating and governance committee, and on the board of directors of Texas Roadhouse, Inc. (NASDAQ: TXRH), where she serves as chair of the audit committee, and as a member of the nominating and governance committee. Ms. Epps was with Deloitte LLP, a multinational professional services network, for over 30 years. Ms. Epps served as an attest Partner of Deloitte LLP from 1998 through 2003 and as a Risk and Financial Advisory Partner of Deloitte LLP from 2004 until her retirement in 2017. During her time at Deloitte LLP, Ms. Epps helped companies develop and implement proactive enterprise risk and compliance programs, focusing on value protection and creation, and provided attest services and financial advisory services in governance, risk and compliance matters to private and public companies across multiple industries. Ms. Epps is currently a licensed certified public accountant in the State of Texas and a member of the North Texas Chapter of the National Association of Corporate Directors Board. Ms. Epps has served as chair of the Girl Scouts of Northeast Texas Board since April 2021. Ms. Epps’s significant audit, governance, risk, and compliance experience as a provider of attest, financial advisory and other consulting services to private and public companies across multiple industries makes her well-qualified to serve on the Board.

Ms. Epps serves on and is the chair of the Audit Committee and serves on the Nominating and Corporate Governance Committee.

Tyler Glover, 41, has been a member of the Board and served as TPL’s President and Chief Executive Officer since January 11, 2021. Mr. Glover served as Chief Executive Officer, Co-General Agent and Secretary of the Trust from November 2016 to January 11, 2021. Mr. Glover also currently serves as President and Chief Executive Officer of TPWR, a wholly owned subsidiary of TPL, in which capacity he has acted since its formation in June 2017. Mr. Glover previously served as Assistant General Agent of the Trust from December 2014 to November 2016, and has over 17 years of energy services and land management experience. Mr. Glover’s qualifications to serve as a director include his extensive energy industry and land management expertise and his deep knowledge of TPL gained through his experience as an officer at the Company, including at the Trust.

Karl F. Kurz, 64, has been a member of the Board since April 15, 2022. Mr. Kurz is currently a non-executive chairman of the board of directors at American Water Works Co., Inc. (NYSE: AWK) and a member of the board of directors at Devon Energy Corporation (NYSE: DVN) where he serves on the compensation committee and governance, environmental & public policy committee and chairs the reserves committee. Mr. Kurz previously served on the board of directors of SemGroup Corporation (NYSE: SEMG), Western Gas Partners LP (NYSE: WES), WPX Energy Inc. (NYSE: WPX) and Global Geophysical Services Inc. (NYSE: GGS). Mr. Kurz has served on multiple for profit and non-profit boards. Mr. Kurz also has extensive private equity experience that includes serving as an operating advisor at Ares Capital and a partner at CCMP Capital Advisors, where he focused on investments in the oil and gas upstream and midstream sectors. He spent nine years at Anadarko Petroleum Corporation, where he held roles as Chief Operating Officer, Senior Vice President of Northern America Operations and Vice President of Midstream and Marketing. Mr. Kurz’s qualifications to serve as a director include his extensive business experience, including as an accomplished senior oil and gas industry executive, and his public company board experience in the utility, energy and infrastructure space.

Mr. Kurz serves on and is the chair of the Strategic Acquisitions Committee and serves on the Compensation Committee.

Robert Roosa, 55, has been a member of the Board since November 10, 2023. Mr. Roosa is a Partner in Brigham Royalties, and has served as its Chief Executive Officer since January 2023. Mr. Roosa previously served as President of Brigham Minerals, Inc. (NYSE: MNRL) (“Brigham”) from its inception in November 2012 and as its Chief Executive Officer from July 2017 until its acquisition by Sitio Royalties Corp. in December 2022. Mr. Roosa also served as a director of Brigham from May 2018 until 2022. Mr. Roosa served as the President of Anthem Ventures, LLC, a family office, between January 2012 and January 2017. Mr. Roosa held various roles, including Director of Finance and Investor Relations, while at Brigham Exploration Company from 2006 until its sale to Statoil ASA in December 2011. From 2000 to 2006, Mr. Roosa held a series of positions at Exxon Mobil Corporation (NYSE: XOM), an oil and gas company, in the Corporate Treasurer’s Department. Prior to 2000, Mr. Roosa worked for Cooper Industries, an electrical products manufacturing company, in its Corporate Controllers and Audit Groups and with the accounting firm Deloitte & Touche LLP in its audit function. Mr. Roosa graduated from Southern Methodist University with a Master of Business Administration and from the University of Texas at Austin with a Bachelor of Business Administration. Mr. Roosa brings extensive knowledge of the mineral royalty acquisitions industry and executive experience to the Board.

Mr. Roosa serves on the Audit Committee, the Compensation Committee and the Strategic Acquisitions Committee.

Murray Stahl, 72, has been a member of the Board since January 11, 2021. Mr. Stahl is the Chief Executive Officer, Chairman of the Board and Chief Investment Strategist of Horizon Kinetics Holding Corporation (OTC: HKHC), parent company to Horizon Kinetics Asset Management LLC, which he co-founded. He has over 30 years of investing experience and is responsible for overseeing Horizon Kinetics’ proprietary research and chairs the firm’s investment committee, which is responsible for portfolio management decisions across the entire firm. Horizon Kinetics’ investment portfolio includes a 22.2% voting position in LandBridge Company LLC (NYSE: LB) as of September 30, 2025. Mr. Stahl is also the Co-Portfolio Manager for a number of registered investment companies, private funds, and institutional separate accounts. Mr. Stahl is the Chief Executive Officer of FRMO Corp. (OTC: FRMO) (since 2001). He is also President, Chief Executive Officer and Co-Portfolio Manager of RENN Fund, Inc. (NYSE: RCG) (since 2017). He is a director of Miami International Holdings, Inc. (NYSE: MIAX), including several of its subsidiary companies and MSRH, LLC. He was a member of the board of directors of Winland Electronics, Inc. (from 2015 to 2020) and IL&FS Securities Services Limited (from 2008 to 2020). Prior to co-founding Horizon Kinetics, Mr. Stahl spent 16 years at Bankers Trust Company (from 1978 to 1994) as a senior portfolio manager and research analyst. As a senior fund manager, he was responsible for investing the Utility Mutual Fund, along with three of the bank’s Common Trust Funds: The Special Opportunity Fund, The Utility Fund and The Tangible Assets Fund. He was also a member of the Equity Strategy Group and the Investment Strategy Group, which established asset allocation guidelines for the Private Bank. Mr. Stahl’s qualifications to serve as a director include his over 30 years of investment experience, including in the energy and minerals space.

Mr. Stahl serves on the Nominating and Corporate Governance Committee and the Strategic Acquisitions Committee.

Marguerite Woung-Chapman, 60, has been a member of the Board since November 10, 2023. Ms. Woung-Chapman serves as a director of Summit Midstream Corporation (NYSE: SMC), a value-driven corporation focused on developing, owning and operating midstream energy infrastructure assets located in unconventional resource basins, primarily shale formations, in the continental United States. She currently serves as chair of their nominating, governance and sustainability committee and as a member of their compensation committee. In December 2025, she announced her retirement from the SMC board of directors, effective March 15, 2026. Ms. Woung-Chapman serves on the board of directors of Chord Energy Corporation (NASDAQ: CHRD), a scaled unconventional U.S. oil producer with a premier Williston Basin acreage position, and serves on the compensation and human resources committee, and as chair of the nominating and governance committee. She was previously a member of the board directors of Oasis Petroleum, Inc. and chair of the board of directors and President of the Council of the Girl Scouts of San Jacinto Council. Ms. Woung-Chapman began her career as a corporate attorney with El Paso Corporation (including its predecessors) and during her tenure from 1991 until 2012, served as Vice President, Legal Shared Services, Corporate Secretary and Chief Governance Officer, among other positions. From 2012 to 2017, Ms. Woung-Chapman served in various capacities at EP Energy Corporation, a private company that subsequently became an NYSE-listed independent oil and gas exploration and production company, including, among others, Senior Vice President, Land Administration, General Counsel and Corporate Secretary. In 2018, Ms. Woung-Chapman served as Senior Vice President, General Counsel and Corporate Secretary of Energy XXI Gulf Coast, Inc., an independent exploration and production company that was engaged in the development, exploitation and acquisition of oil and natural gas properties in the U.S. Gulf Coast region until its acquisition by Cox Oil. Ms. Woung-Chapman holds a Bachelor of Science in Linguistics from Georgetown University and a J.D. from the Georgetown University Law Center. Ms. Woung-Chapman’s qualifications to serve as director include her valuable expertise in all aspects of management and strategic direction of publicly traded energy companies with a unique combination of experience in corporate governance, regulatory, compliance, corporate and asset transactions, legal and business administration.

Ms. Woung-Chapman serves on and is the chair of the Nominating and Corporate Governance Committee and serves on the Audit Committee.

Our directors bring to the Board a wide range of skills, qualifications, experience, perspectives and diverse characteristics that enhance the Board’s ability to carry out its oversight on behalf of our stockholders. The following table sets forth a summary of the qualifications and experiences of each director, which we believe are relevant to our business. Because this is a summary, it does not include all of the skills, experiences and qualifications that each director offers.

Qualifications and Experience	Best	Cook	Duganier	Epps	Glover	Kurz	Roosa	Stahl	Woung-Chapman
Public Company Chief Executive Officer or Chief Operating Officer Experience	●				●	●	●	●
Financial Oversight/Accounting
Senior executive level experience in financial accounting and reporting, auditing, corporate financing and/or internal controls or experience in the financial services industry
	●		●	●		●	●
Industry Experience Experience as an executive or director in, or in other leadership positions working with the oil and gas industry and knowledge of the risks related to the industry	●	●	●		●	●	●		●
Public Policy/Regulatory Experience in or a strong understanding of the regulatory issues facing the oil and gas industry and public policy on a local, state and national level	●				●	●	●		●
HES Experience Experience with direct control or accountability for health, environmental, safety and social responsibility management	●	●	●	●	●	●			●
Risk Management Executive experience evaluating significant risks and providing effective oversight of risk management processes, including cyber security risk and financial risk	●	●	●	●	●	●	●	●	●
Independence Satisfies the independence requirements of the NYSE and SEC	●	●	●	●		●	●	●	●
Public Company Board Experience Including corporate governance experience	●	●	●	●	●	●	●	●	●

Gender:	Female	Male
	3	6
Demographics:
African American or Black
Native American
Asian
Hispanic or Latino
Caucasian	2	6
Two or More Races or Ethnicities	1

Executive Officers

Tyler Glover, 41, serves as TPL’s President and Chief Executive Officer. Biographical information for Mr. Glover is included above.

Chris Steddum, 45, has served as TPL’s Chief Financial Officer since June 1, 2021. Prior to that, Mr. Steddum served as Vice President, Finance and Investor Relations of TPL and also served as Vice President, Finance and Investor Relations of the Trust. Prior to joining the Trust in 2019, Mr. Steddum spent 10 years working in oil and gas investment banking, most recently as a Director at Stifel Financial Corporation from 2016 to 2019, and prior to that served as a Director at GMP Securities from 2014 to 2016.

Micheal W. Dobbs, 53, has served as TPL’s Senior Vice President, Secretary and General Counsel since January 11, 2021. Mr. Dobbs also served as Senior Vice President and General Counsel of the Trust from August 2020 until January 11, 2021. Prior to joining the Trust, Mr. Dobbs was an equity partner at Kelley Drye & Warren LLP and managing partner of the Houston, Texas office.

Significant Employees

Robert A. Crain, 47, serves as Executive Vice President of TPWR, in which capacity he has served since its formation in June 2017. From 2015 to 2017, Mr. Crain was Water Resources Manager with EOG Resources where he led the development of EOG’s water resource development efforts across multiple basins including the Permian and Eagle Ford. During his career, he has successfully developed multiple large-scale water sourcing, distribution and treatment systems across multiple platforms and industries.

Stephanie Buffington, 59, serves as TPL’s Chief Accounting Officer, in which capacity she has served since June 1, 2021. From September 2020 through May 2021, Ms. Buffington served as Vice President of Financial Reporting and from December 2017 through September 2021 served as Director of Financial Reporting. Prior to joining the Company, Ms. Buffington most recently served as Vice President of Financial Reporting at Monogram Residential Trust, Inc., a publicly traded REIT, from 2014 to 2017. Ms. Buffington has over 25 years of public company experience and began her career at KPMG. She is a licensed Certified Public Accountant in the State of Texas.

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

Communication with Directors

The Board is committed to meaningful engagement with stockholders and other interested persons and welcomes input and suggestions. Information regarding how stockholders can contact the Chair or non-management members of the Board is set forth in our Corporate Governance Guidelines, which are posted on the Company’s corporate website, www.TexasPacific.com. Stockholders and other interested persons who wish to contact the Board may do so by submitting any communications to the Company by mail at 2699 Howell Street, Suite 800, Dallas, Texas 75204, Attention: Investor Relations, with an instruction to forward the communication to a particular director or the Board as a whole. Our Board has created a number of ways for stockholders and other stakeholders to provide input and hear from management, including:

•Attending an annual meeting of stockholders and submitting questions to be addressed during the meeting;

•Attending quarterly earnings calls, investor conferences, and other similar opportunities;

•Sending an email to our Investor Relations department at IR@texaspacific.com;

•Mailing a letter to us at 2699 Howell Street, Suite 800, Dallas, Texas 75204, Attention: Investor Relations; and

•Requesting a stockholder engagement meeting via one of the means outlined here.

Our Investor Relations team, in consultation with the General Counsel, will not forward any communication that it determines in good faith to be frivolous, unduly hostile, threatening, illegal or similarly unsuitable. The General Counsel maintains a list of each communication that was not forwarded because it was so determined to be unsuitable. Such list is delivered to the Board at its quarterly meetings. In addition, each communication that was not forwarded because it was determined to be unsuitable is retained in the Company’s files and made available at the request of any member of the Board to whom such communication was addressed.

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

Audit Committee Procedures; Procedures for Approval of Related Person Transactions

The Audit Committee meets separately and periodically with the Company’s independent auditor, the Company’s Chief Financial Officer and the Director of Internal Audit to assess certain matters, including the status of the independent audit process, management and the independent auditor’s assessments of the Company’s financial reporting and internal controls and compliance with legal and regulatory requirements, and management’s views as to the competence, performance and independence of the independent auditor. The Audit Committee oversees the internal audit function, including its structure, personnel, budget, and annual internal audit plans. In addition, the Audit Committee, as a whole, reviews and meets to discuss the annual audited financial statements and quarterly financial statements with management and the independent auditor. The Audit Committee makes a recommendation to the Board each year as to whether the annual audited financial statements should be included in the Company’s Annual Report on Form 10-K.

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

Board of Directors

The Board currently consists of nine (9) directors, eight (8) of whom - Mr. Best, Gen. Cook, Ms. Duganier, Ms. Epps, Mr. Kurz, Mr. Roosa, Mr. Stahl and Ms. Woung-Chapman - are considered “independent” under the rules of the SEC and the NYSE. No director may be deemed independent unless the Board determines that he or she has no material relationship with TPL. Mr. Best serves as the Chair. In light of Mr. Best’s extensive experience in the energy industry and service on public company boards, the Board believes that he is well-positioned to serve as Chair.

The Board meets at least quarterly and the independent directors serving on the Board meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended December 31, 2025 (the “Last Fiscal Year”), the Board met eight (8) times and acted by written consent in lieu of holding a meeting five (5) times. All of the directors attended at least 75% of the total number of meetings held by the Board and of the committees on which they served during the Last Fiscal Year. While the Company does not have a policy requiring director attendance at annual meetings of stockholders, each director is expected to attend the Company’s annual meetings of stockholders. Each member of the Board attended our 2025 annual meeting of stockholders.

The Board has four standing committees, consisting of a Nominating and Corporate Governance Committee, an Audit Committee, a Compensation Committee, and a Strategic Acquisitions Committee. Membership of each committee is shown in the following table.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Strategic Acquisitions Committee
Rhys J. Best
Donald G. Cook	●	●	●
Barbara J. Duganier	●	▲		●
Donna E. Epps	▲		●
Tyler Glover
Karl F. Kurz		●		▲
Robert Roosa	●	●		●
Murray Stahl			●	●
Marguerite Woung-Chapman	●		▲
▲Chair ● Member

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Marguerite Woung-Chapman, the chair, Donald G. Cook, Donna E. Epps, and Murray Stahl. The Board has determined that each of the committee members have met the independence requirements for service on the Nominating and Corporate Governance Committee in accordance with the NYSE Listed Company Manual. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying, evaluating and recommending individuals qualified to become members of the Board, and for overseeing corporate governance matters and the Company’s policies and programs concerning social responsibility, including ESG matters. During the Last Fiscal Year, the Nominating and Corporate Governance Committee held four (4) meetings.

The Nominating and Corporate Governance Committee Charter is provided on the Company’s corporate website at www.TexasPacific.com.

Audit Committee

The Audit Committee consists of Donna E. Epps, the chair, Donald G. Cook, Barbara J. Duganier, Robert Roosa and Marguerite Woung-Chapman. The Board has determined that Ms. Epps, Ms. Duganier, and Mr. Roosa are “audit committee financial experts,” as defined by the rules of the SEC, and each has accounting or related financial management expertise as required under the NYSE Listed Company Manual. Each member of the Audit Committee is financially literate. Additionally, the members of the Audit Committee each meet the independence requirements for service on the Audit Committee in accordance with the NYSE Listed Company Manual and Rule 10A-3 promulgated under the Exchange Act.

The Audit Committee is responsible for, among other things, ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, pre-approval of work, compensation, and oversight of the auditors and for overseeing enterprise risk management, including oversight of risks from cybersecurity threats. The Audit Committee periodically reviews the Company’s policies and practices for managing cybersecurity risks, including incident response plans, to ensure that such policies and practices are appropriately tailored to the Company’s risk framework. During the Last Fiscal Year, the Audit Committee of the Company held seven (7) meetings.

The Audit Committee Charter is provided on the Company’s corporate website at www.TexasPacific.com.

Compensation Committee

The Compensation Committee consists of Barbara J. Duganier, the chair, Donald G. Cook, Karl F. Kurz and Robert Roosa. The Board has determined that each member of the Compensation Committee is independent, as defined by the NYSE Listed Company Manual and qualifies as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act. The primary functions of the Compensation Committee are to review, approve and recommend corporate goals and objectives relevant to compensation of TPL’s Named Executive Officers (as defined below), review and approve TPL’s compensation plans and review and make recommendations regarding compensation for non-employee directors. During the Last Fiscal

Year, the Compensation Committee held five (5) meetings and acted by written consent in lieu of holding a meeting one (1) time.

The Compensation Committee Charter is provided on the Company’s corporate website at www.TexasPacific.com.

Strategic Acquisitions Committee

The Strategic Acquisitions Committee consists of Karl F. Kurz, the chair, Barbara J. Duganier, Robert Roosa and Murray Stahl. The Strategic Acquisitions Committee is responsible for, among other things, assisting the Board in fulfilling its oversight responsibilities relating to evaluating potential acquisitions by reviewing, analyzing, assessing and, in the case of acquisitions involving cash consideration between $10.0 million and $50.0 million (subject to an annual cap), approving, potential acquisitions being considered by the Company. During the Last Fiscal Year, the Strategic Acquisitions Committee held five (5) meetings.

The Strategic Acquisitions Committee Charter is provided on the Company’s corporate website at www.TexasPacific.com.

Ad Hoc Committees

From time to time, the Board constitutes ad hoc committees, the membership, duties and compensation, if any, of which are determined by the Board.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides information on the compensation arrangements for each of TPL’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), up to three other most highly compensated individuals who were serving as an executive officer at the end of the Last Fiscal Year, and up to two other individuals who would have been included as other most highly compensated individuals but who were not serving as executive officers at the end of the Last Fiscal Year, for services rendered to TPL and its subsidiaries in all capacities during the Last Fiscal Year (the “Named Executive Officers”). The compensation disclosures below reflect Fiscal Year 2025.

For Fiscal Year 2025, the following officers represented our Named Executive Officers:

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

Business and Financial Performance 2025 Highlights

•The Company achieved record performance results in 2025, including:

◦Net income of $481.4 million, or $6.97 per share (diluted)

◦Revenues of $798.2 million

◦Adjusted EBITDA(1) of $687.4 million

◦Free cash flow(1) of $498.3 million

◦Royalty production of 34.6 thousand barrels of oil equivalent per day

•The Water Service and Operations segment achieved record performance results in 2025, including:

◦Water sales revenue of $169.7 million;

◦Produced water royalties revenue of $124.2 million;

◦Total segment revenues of $307.5 million; and

◦Total segment net income of $159.0 million.

•Paid total cash dividends of $2.13 per share.

•Effected a three-for-one stock split on December 22, 2025.

•Acquired 17,306 NRA located primarily in the Midland Basin in Martin, Howard, Midland, and other counties for an aggregate purchase price of $450.7 million, net of post-closing adjustments, in an all-cash transaction.

•Acquired 8,147 acres of land in Martin County, Texas for an aggregate purchase price, inclusive of closing costs, of $31.4 million in an all-cash transaction.

•Invested $50.0 million in Bolt pursuant to a strategic agreement to develop and enable large scale data center campuses and supporting infrastructure across TPL land.

•Entered into a $500.0 million Credit Facility.

(1)    Adjusted EBITDA and free cash flow are non-GAAP performance measures. Reconciliations of Non-GAAP measures are provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Performance Measures.”
Key Objectives of 2025 Compensation Program Design

Following a substantial redesign of our compensation programs in 2022, and based on positive feedback from our stockholders, the Compensation Committee generally maintained the overall program structure in 2025. This program design is based on typical practices among our Reference Group (see below) while reflecting the unique aspects of TPL. The compensation program design is intended to meet the following objectives:

•Align executives’ financial interests with the interests of our stockholders;

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

We believe that our program, including awards under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”), has an appropriate balance of risk and reward in relation to our overall business strategy and that the balance of compensation elements discourages excessive risk-taking.

We have maintained the key objectives of our compensation program for 2026.

Decision-Making Process

Compensation Philosophy and Approach

TPL’s 2025 executive compensation program is designed to recruit and retain an executive team and to reward performance in achieving TPL’s goal of creating stockholder value. The 2025 executive compensation program consists principally of a base salary, an annual cash incentive (sometimes referred to as awards under a non-equity incentive plan), and long-term share-based compensation as discussed below:

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

•Tie executive pay outcomes to long-term performance through performance-based awards

•Individual awards set at a competitive level based on competitive market data and executive officers’ contribution level

•At least 50% of each executive officers’ awards are performance-based

•Performance tied to long-term share price and financial performance, based on pre-set goals

As part of its compensation program, TPL also maintains both a qualified defined benefit pension plan (the “Pension Plan”) and a qualified defined contribution plan which are both available to employees generally, including the Named Executive Officers. These plans are designed to assist employees in planning for their retirement. The Pension Plan was frozen as of December 31, 2024, and no future benefit accruals were made. In conjunction with freezing the Pension Plan, the Board has approved a discretionary contribution to employees’ 401(k) plan for 2025. As of December 31, 2025, the Pension Plan was terminated. See further discussion of the termination of the Pension Plan in Note 9, “Pension and Other Postretirement Benefits” in the notes to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”

Consideration of 2025 Say on Pay Vote

At our November 2025 annual meeting of stockholders, the majority of our stockholders voted to approve our executive compensation program, with approximately 87% approval among votes cast. The Compensation Committee viewed this as support of its approach and philosophy and as a basis for continuing with the program described in this CD&A for 2025.

In 2025, we engaged ICR, LLC (“ICR”), a strategic communications and advisory firm, to conduct a perception study survey of our stockholders to consider their perspectives on various issues, including strategy, capital allocation, governance and overall performance. Respondents generally acknowledged recent changes such as the declassification of the Board and stockholders’ ability to call a special meeting as positives. Certain respondents also stated that the Company’s conversion to a C-corporation has been a success. Respondents did not provide specific feedback on or suggest any changes to our compensation program.

Role of the Compensation Committee

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

In establishing the Named Executive Officers’ compensation for 2025, the chair of the Compensation Committee and the full Compensation Committee met multiple times, including with management and/or the Compensation Committee’s independent compensation consultant, to review market practices, evaluate potential alternatives, determine appropriate metrics and goals, and review strategic goals and performance. Additionally, the Compensation Committee reviews performance evaluations of the Named Executive Officers and other officers and a self-evaluation of the Chief Executive Officer.

Role of Management

Our Chief Executive Officer, Mr. Glover, provided recommendations for compensation for his direct reports. Additionally, the management team provided the Compensation Committee with financial performance information to assist with the assessment of company and individual performance in determining the bonuses for 2025. The Compensation Committee considered this information in its decision-making process. No member of management participated in discussions relating to his or her own compensation.

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

Benchmarking Process

Determining the 2025 Compensation Program

As described below, the Compensation Committee asked Meridian to review market data as part of the process of establishing 2025 compensation for our Named Executive Officers. As part of this process, the Compensation Committee noted that TPL is a unique organization in a number of ways:

•It is the largest publicly-traded oil and gas mineral royalty focused organization;

•Unlike most mineral royalty focused organizations, TPL also owns and manages a large amount of surface rights;

•These surface rights allow the creation of additional business lines, such as our water business and SLEM and potential investment opportunities, including data centers and power generation infrastructure;

•TPL’s legacy assets carry zero basis on the balance sheet; and

•TPL’s financial profile is unusual with limited debt, limited book assets, and high margins. TPL also returns a significant portion of its cash flow to stockholders through dividends and share repurchases.

As a result of these unique characteristics, TPL does not have any direct peers. Instead of reviewing peer group market data, the Compensation Committee asked Meridian to review compensation for a group of comparable reference companies (the “Reference Group”) that may represent our competition for executive talent. The Reference Group (listed below) represents companies which operate in ancillary businesses such as royalty/non-operating companies (“Royalty/Non-Op”), midstream companies/water companies and E&P companies that have business lines similar to TPL and are similar in market capitalization, enterprise value, and/or Adjusted EBITDA.

The table below lists the companies included in our Reference Group for purposes of determining compensation for 2025:

Royalty/Non-Op Companies	Midstream/Water Companies	E&P Companies
Black Stone Minerals, L.P.	Aris Water Solutions, Inc.(1)	Civitas Resources, Inc.
Freehold Royalties Ltd.	DT Midstream, Inc.	Matador Resources Co
Kimbell Royalty Partners, LP	EnLink Midstream, LLC(1)	Ovintiv, Inc.
Northern Oil & Gas, Inc.	Kinetik Holdings, Inc.	Permian Resources Corp
PrairieSky Royalty Ltd	Select Water Solutions, Inc.	Range Resources Corp
Sitio Royalties Corp(1)	Western Midstream Partners, L.P.	SM Energy Co

(1)The referenced company was acquired by or merged with another company in 2025.

2025 Compensation Program

TPL’s 2025 executive compensation program is designed to reward performance in achieving TPL’s goals of creating stockholder value as detailed below.

Base Salaries

Our Named Executive Officers receive a base salary to provide a competitive level of fixed compensation based on each individual’s role, experience, qualifications, and individual performance. The base salaries as of the end of 2025 for our Named Executive Officers were as follows:

Named Executive Officer	Base Salary as of December 31, 2025
Tyler Glover	$850,000
Chris Steddum	$545,000
Micheal W. Dobbs	$455,000

The base salary for Mr. Glover is unchanged since 2020. The Compensation Committee increased the base salaries for Mr. Steddum and Mr. Dobbs for 2025 to better align with market data from the Reference Group.

2025 Annual Incentive Targets

Each of the Named Executive Officers is eligible to earn an annual cash bonus, based on the target bonus, which is expressed as a percentage of base salary and established based on references to market data as described above. The target bonuses as a percentage of salary for each of our Named Executive Officers for 2025 is as follows:

Named Executive Officer	2025 Target Bonus as a % of Salary
Tyler Glover	110%
Chris Steddum	100%
Micheal W. Dobbs	80%

The target bonus as a percentage of base salary for Mr. Glover is unchanged from 2024. The Compensation Committee increased the target bonus as a percentage of base salary for Mr. Steddum and Mr. Dobbs for 2025 to better align with market data from the Reference Group.

The Compensation Committee has established a structured annual incentive program, with goals tied to key metrics for the Company, pursuant to which the bonuses discussed above are awarded. For 2025, the metrics included two performance metrics (Adjusted EBITDA and free cash flow (“FCF”) per fully diluted share as well as several strategic objectives, as outlined below.

2025 Annual (Short-Term) Incentive Program Summary

For 2025, the Compensation Committee approved a change in metrics for the short-term incentive program from Adjusted EBITDA margin to Adjusted EBITDA. As our revenue has grown year-over-year, it has become increasingly difficult to ensure alignment between maximizing FCF and increasing our Adjusted EBITDA margin. While maintaining our high Adjusted EBITDA margin remains a priority for our management team, the Compensation Committee determined that using Adjusted EBITDA as a metric for the short-term incentive program provides a more appropriate incentive for management in maximizing stockholder value. Accordingly, for 2025, annual payouts under the short-term incentive were based on the following metrics and weightings:

Metric	Weight	Rationale
FCF per Fully Diluted Share(1)	50%	Generating FCF is a high priority for TPL, which enables greater returns to stockholders in the form of dividends and share repurchases. Measuring FCF on a per share basis ensures that any share dilution is appropriately used to increase FCF.
Adjusted EBITDA	25%	Generating Adjusted EBITDA is a high priority for TPL and represents a strong indicator of business performance.
Strategic Objectives	25%	These objectives were established based on key strategic priorities to ensure long-term success, such as safety and environmental performance, increasing use of TPL’s land, SLEM, and water services, leveraging TPL’s land to explore other non-oil and gas revenue streams, increased operational enhancements through integrated technology solutions, and generating an appropriate return on new capital spend.

(1)Calculated as FCF divided by the diluted weighted average number of shares outstanding.

Goals for each of the 2025 metrics were established at the beginning of 2025, based on expectations for the year. The threshold, target, and maximum levels of performance for each performance metric are outlined below. At threshold, target, and maximum performance levels, 50%, 100%, and 200% of the target bonus would be earned, respectively, for each metric.

Metric	Weighting	Threshold	Target	Maximum	Actual Results
FCF per Fully Diluted Share (1)	50.0%	$4.33	$6.67	$9.00	$7.22
Adjusted EBITDA	25.0%	$435,000,000	$635,000,000	$835,000,000	$687,369,000

(1)     Per share amounts reflect the December 2025 three-for-one stock split.

Our performance against the pre-established financial goals can be heavily influenced by the impact of changes in commodity prices. To mitigate this impact, the Compensation Committee has implemented a commodity adjustment calculation which uses a collar on commodity prices. Within the collar range, no adjustment is made for commodity prices. If our total commodity price realization falls below or rises above the collar range, a floor or cap on prices is applied. This provides our management team with some exposure to commodity price fluctuations, in line with our stockholders, but limits the exposure with significant changes in commodity prices. In 2025, the collar for commodity prices ranged from $30.00 per Boe to $48.00 per Boe. Actual realizations of $34.18 per Boe were within the range of the collar for 2025, thus no adjustment to price per Boe was necessary for determining Adjusted EBITDA and FCF per fully diluted share.

Based on final financial results, we exceeded the target level on both of the financial metrics, earning 124% of target on the FCF per fully diluted share metric and 126% of target on the Adjusted EBITDA metric.

The Compensation Committee also established strategic objectives for the year, which were intended to encourage our management team to take action to improve our long-term opportunities for success, but which did not directly impact financial results in 2025. The material aspects of the objectives are outlined below.

Strategic Objectives	Results
Safety: Maintain a total recordable incident rate (“TRIR”) score at or below the industry average	No reported safety incidents; TRIR score is zero
ESG: Remain below FY21 Scope 1 Emissions level (assuming no significant acquisitions)	Scope 1 emissions declined 17% compared to 2021 levels resulting from electrification of water facilities
Environmental: Zero produced water spills	Zero spills
Growth: Increase out of basin disposal volumes by 100% and execute one additional long-term agreement	Exceeded disposal volume increase of 100%; Executed contract with an 8-year term.
Growth: Transmissive Phase 2B 65% operational capacity	Transmissive Phase 2B construction paused to allow testing and potential incorporation of additional desalination equipment. Construction completion expected in first half of 2026.
Technology: Develop and implement integrated solutions to improve the efficiency of manual tasks, streamline data collection and workflows, and enhance revenue management, achieving a 20% reduction in manual effort.
Accomplishments include, but are not limited to: (i) water treatment data collection and analysis - automated 90% of manual steps, saving an estimated 10-20 hours per week; (ii) developed source water application, saving an estimated eight plus days per month of manual processing; and (iii) other improvements to mineral and surface data management.
Capital Returns: For minerals/royalties, achieve 12% pre-tax cash flow yield for acquired minerals and royalties portfolio; For surface and water assets, achieve 8% ROIC for acquisitions closed since 2023.
Royalties/minerals portfolio generated 16% pre-tax cash flow yield for 2025. Surface/water acquisitions generated a 9% ROIC for 2025 including acquisitions closed since 2023.

Given the challenging nature of the strategic objectives and the 2025 actual results, the Compensation Committee scored the strategic objectives at 120% of target.

Based on the achievement of all three metrics, bonuses were earned at 123% of target for each of the Named Executive Officers, as outlined below:

Named Executive Officer	Actual Bonus for 2025
Tyler Glover	$1,150,050
Chris Steddum	$670,350
Micheal W. Dobbs	$447,720

2025 Long-Term Incentive Program

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

Vehicle	Weight	Rationale
PSUs Tied to Relative Total Stockholder Return (“RTSR”) against the XOP Index	25%	Earned if TPL performs well against a broad group of energy companies included in the XOP index. The maximum amount can only be earned if TPL is in the top 10% of this index.
PSUs Tied to Three-Year Cumulative FCF per Fully Diluted Share	25%	Earned if TPL meets pre-established goals for generating FCF over the three-year performance period. Generating FCF enables greater returns to stockholders in the form of dividends and share repurchases.
Time-Based RSUs	50%	Increases alignment between executives’ interests and stockholders through share ownership of our executive team. Encourages continuity of the management team due to long-term (three-year) vesting provisions.

Performance Share Units (PSUs)

PSUs comprised 50% of our Named Executive Officers’ long-term incentive compensation for 2025. The Compensation Committee believes that PSUs create alignment between our executive officers and our long-term performance as measured by RTSR against a broad energy industry index (50% of PSUs) and the generation of FCF per fully diluted share over a three-year period (50% of PSUs). These awards vest, if at all, at the end of a three-year performance period.

The PSUs tied to RTSR (the “RTSR PSUs”) are intended to measure the performance of TPL’s stock against a broad set of energy industry companies included in the XOP index. Measuring RTSR against this group helps mitigate the impact of commodity price swings on the measurement of our performance. While we do not have any direct peers, the broad XOP index comprises many of our customers and other companies that are similarly impacted by fluctuations in commodity prices.

The RTSR PSUs can be earned between 0% and 200% of the target number of shares based on our RTSR percentile ranking against the constituents of the XOP index as follows:

Percentile Rank	Shares Earned as a % of Target (1)
90th or above	200%
70th	150%
50th	100%
25th	25%
< 25th	—%

(1)Payouts are interpolated between the points in the table.

RTSR is measured using an average closing price at the beginning and end of the performance period. In the case of the 2025 awards, the average closing price over the month of December 2027 will be compared against the average closing price over the month of December 2024, assuming reinvestment of dividends from December 31, 2024 to December 31, 2027.

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

The FCF PSUs can be earned between 0% and 200% of the target number of shares based on cumulative FCF per fully diluted share as follows:

Performance Level	Cumulative 3 Year FCF/Share(1)	Shares Earned as a % of Target (2)
Maximum	$28.33/Share	200%
Target	$21.67/Share	100%
Threshold	$15.00/Share	25%
Below Threshold	<$15.00/Share	—%

(1)Per share amounts reflect the December 2025 three-for-one stock split.
(2)Payouts are interpolated between the points in the table.

Restricted Stock Units (RSUs)

RSUs made up the other 50% of our Named Executive Officers’ long-term incentive compensation for 2025. Regular grants of RSUs are intended to help build an ownership stake in TPL, thereby further aligning the interests of executives with the interests of TPL stockholders. The RSUs serve as a retention tool by creating a substantial forfeitable stake in the Company. The RSUs vest based on continued service to TPL in one-third increments per year, beginning on the first anniversary of the grant date.

2025 Long-Term Incentive Grants

In early 2025, the Compensation Committee established target long-term incentive grant levels for each of its Named Executive Officers based on a review of market data from the Reference Group and consideration of other factors such as experience and expertise, individual and company performance, and potential competitive opportunities for each of our Named Executive Officers. The target long-term incentive grant levels were established as a percentage of base salary and converted into a number of units based on the stock price on the grant date.

The February 2025 awards are summarized in the table below:

Name and Position	Base Salary	Target LTI as % of Base Salary	Target LTI Dollar Amount (1)	Number of PSUs (at Target) (2)	Number of RSUs (2)
Tyler Glover	$850,000	525%	$4,462,500	4,878	4,878
Chris Steddum	$545,000	400%	$2,180,000	2,388	2,385
Micheal W. Dobbs	$455,000	275%	$1,251,250	1,368	1,368

(1)The Target LTI Dollar Amount does not match the accounting values in the Summary Compensation Table as the accounting value of the RTSR PSUs is based on a Monte Carlo valuation.
(2)Share amounts reflect the December 2025 three-for-one stock split.

2023-2025 Performance Period PSU Vesting

Following the end of the 2023-2025 performance period, the Compensation Committee certified the results of the PSU awards granted to our Named Executive Officers in 2023. The awards were split between 50% RTSR PSUs and 50% FCF PSUs. The results for each are presented in the following table:

PSUs	Threshold (25% Payout)	Target (100% Payout)	Maximum (200% Payout)	Actual Results	Percentage of Targeted Shares Earned
RTSR PSUs	25th percentile	50th percentile	90th percentile	78%	171%
FCF PSUs (1)	$12.78/share	$17.22/share	$21.67/share	$20.06/share	164%

(1)Per share amounts reflect the December 2025 three-for-one stock split.

Other Compensation

Our Named Executive Officers are eligible to participate in the same benefit programs as are available to all of our employees generally, including our qualified defined contribution plan. Our qualified defined contribution plan is designed to assist employees in planning for their retirement. There are no supplemental non-qualified programs that are maintained solely for the benefit of our executives. The Pension Plan was frozen as of December 31, 2024 and terminated as of December 31, 2025. No future benefit accruals will be made. See further discussion of the freezing of the Pension Plan in Note 9, “Pension and Other Postretirement Benefits” in the notes to our consolidated financial statements included under Part II, Item 8, “Financial and Supplementary Data.”

We also provide certain executive officers with minimal perquisites, including an automobile allowance.

Other Governance Features

Stock Ownership Guidelines

We believe that it is in the best interests of our stockholders for our executive officers, including our Named Executive Officers, to maintain a significant ownership position in TPL to create substantial alignment between our senior management and our stockholders. Therefore, we have established stock ownership guidelines applicable to all of our executive officers. The ownership guidelines require each of our executive officers to hold shares of Common Stock with an aggregate value of at least a specified multiple of base salary as follows:

•Chief Executive Officer – 5x base salary

•Other Named Executive Officers – 2x base salary

•Other Executive Officers – 1x base salary

Shares of stock counting towards the guideline include TPL stock held outright and unvested time-based restricted stock. PSUs and RSUs do not count until they vest. Until and unless each officer has achieved the desired ownership level, he or she is required to retain at least 50% of the after-tax shares received upon vesting of equity awards.

Employment Agreements

The Company has entered into employment agreements with each Named Executive Officer following approval by the Compensation Committee. These employment agreements provide for minimum levels of compensation and provide severance protections for the officer upon a termination of employment without Cause or for Good Reason (each as defined in the applicable agreement). These agreements help match competitive practices and also include certain restrictive covenants designed to protect the Company. The provisions of these agreements are summarized under the “Employment Agreements” below.

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

Other Compensation-Related Policies

We have an Insider Trading Policy that sets forth terms, conditions, timing, limitations, and prohibitions with respect to trading in the Company’s securities. The Insider Trading Policy also generally prohibits executive officers, among others, from hedging, including engaging in publicly-traded options, puts, calls, or other derivative instruments relating to the Company’s securities, or selling the Company’s securities “short.” The Insider Trading Policy also requires that such persons obtain pre-approval from the Company’s General Counsel for all pledges, and the deposit in margin accounts, of the Company’s securities. The Insider Trading Policy is discussed further under Part III, Item 10. “Directors, Executive Officers and Corporate Governance — Matters Relating to Our Governance — Insider Trading Policy; Anti-Hedging Policy” above.

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

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Named Executive Officers:

Name and Position	Year	Salary	Stock Awards (1)		Non-Equity Incentive Plan (2)	Change in Actuarial Present Value of Accumulated Benefits (3)	All Other Compensation (4),(5)	Total
Tyler Glover	2025	$850,000	$5,026,856	(6)	$1,150,050	$10,210	$35,400	$7,072,516
President and Chief Executive Officer	2024	$850,000	$4,756,794		$1,771,181	$—	$35,100	$7,413,075
	2023	$850,000	$3,771,255		$1,412,785	$40,477	$34,200	$6,108,717

Chris Steddum	2025	$545,000	$2,459,499	(6)	$670,350	$6,023	$21,000	$3,701,872
Chief Financial Officer	2024	$525,000	$2,595,979		$895,062	$13,148	$20,700	$4,049,889
	2023	$500,000	$1,806,913		$679,950	$26,724	$19,800	$3,033,387

Micheal W. Dobbs	2025	$455,000	$1,409,746	(6)	$447,720	$10,719	$20,763	$2,343,948
Senior Vice President, Secretary and General Counsel	2024	$440,000	$1,508,069		$625,123	$23,226	$20,700	$2,617,118
	2023	$420,000	$1,166,994		$475,965	$31,869	$19,800	$2,114,628

(1)Amounts reflect rounding up to full shares upon conversion of approved dollar-denominated awards. The amounts presented in this column do not reflect compensation actually received by the Named Executive Officers. Rather, the amounts represent the aggregate grant date fair value of RSUs and PSUs granted to the Named Executive Officers in each year reported, in each case computed in accordance with ASC Topic 718, excluding the effect of any estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts is included in Note 10, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)Amounts consist of cash bonuses approved by the Compensation Committee with respect to all Named Executive Officers for the respective year. Bonuses were accrued as of December 31 of each respective year and paid and/or expected to be paid on or before March 15 of the following year.

(3)Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under the Pension Plan over the prior year. For further information regarding the Pension Plan, see Note 9, “Pension and Other Postretirement Benefits” in the notes to our consolidated financial statements included under Part II, in Item 8. “Financial Statements and Supplementary Data.” For 2024, the actuarial result value of accumulated benefits decreased by $12,109 for Mr. Glover, and as amount is negative it is reported as zero in the table.

(4)The amount presented includes contributions by TPL to the account of the Named Executive Officer under the Company’s defined contribution retirement plan.

(5)The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in the table because the amount was below the SEC’s $10,000 threshold for disclosure, except for Mr. Glover, whose perquisites consisted of $14,400 in automobile allowance for each of 2025, 2024, and 2023.

(6)Represents the aggregate grant date fair value of PSUs and RSUs granted to the Named Executive Officer in February 2025. The reported grant date fair value of PSUs granted to the Named Executive Officers is based on the probable outcome of the performance conditions. The maximum grant date fair value of stock awards granted to Mr. Glover, Mr. Steddum and Mr. Dobbs, assuming achievement of the highest level of performance conditions for the PSUs is $6,019,891, $2,945,635, and $1,688,235, respectively.

Grants of Plan Based Awards During 2025

The following table sets forth certain information concerning equity awards granted to our Named Executive Officers during the Last Fiscal Year:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (in units) (1)	Target (in units) (1)	Maximum (in units) (1)
Tyler Glover
	Bonus(4)		$467,500	$935,000	$1,870,000
	RTSR PSU	February 15, 2025				610	2,439	4,878		$1,556,814
	FCF PSU	February 15, 2025				610	2,439	4,878		$1,238,504
	RSU	February 15, 2025							4,878	$2,231,538

Chris Steddum
	Bonus(4)		$272,500	$545,000	$1,090,000
	RTSR PSU	February 15, 2025				299	1,194	2,388		$762,130
	FCF PSU	February 15, 2025				299	1,194	2,388		$606,303
	RSU	February 15, 2025							2,385	$1,091,066

Micheal W. Dobbs
	Bonus(4)		$182,000	$364,000	$728,000
	RTSR PSU	February 15, 2025				171	684	1,368		$436,597
	FCF PSU	February 15, 2025				171	684	1,368		$347,330
	RSU	February 15, 2025							1,368	$625,819

(1)    These PSUs will vest three years after grant if certain performance metrics are met. For further discussion of performance metrics, see “2025 Compensation Program — 2025 Annual Long-Term Incentive Program” above and Note 10, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)    These RSUs will vest in one-third increments over a three-year period, beginning on the first anniversary of the grant date. For further discussion, see “2025 Compensation Program — 2025 Annual Long-Term Incentive Program” above and Note 10, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

(3)    Represents the grant date fair value of each equity award computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. For RSUs and FCF PSUs, grant date fair value is based upon the closing price of our Common Stock on the grant date. For FCF PSUs, grant date fair value reflects the maximum number of units based upon probability analysis as of December 31, 2025. For RTSR PSUs, grant date fair value is determined using a Monte Carlo simulation model and the value reflected in the table is based upon target units. A discussion of the assumptions used in the calculation of these amounts is included in Note 10, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.”

(4)    The amounts presented in this row represent possible payout amounts under the annual short-term incentive program based on the achievement of the performance goals described above in “2025 Compensation Program — 2025 Annual (Short-Term) Incentive Program Summary.” See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table for actual amounts paid to each Named Executive Officer for the 2025 performance period.

Outstanding Equity Awards as of December 31, 2025

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

		Outstanding Equity Awards at December 31, 2025
		Stock Awards
Name	Award Type	Number of Shares or Units of Stock that have Not Vested (#) (1)	Market Value of Shares or Units of Stock that have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($) (3)
Tyler Glover
	RSU	15,156	$4,353,106
	RTSR PSU			12,123 (4)	$3,481,968
	FCF PSU			20,684(5)	$5,940,858

Chris Steddum
	RSU	7,812	$2,243,763
	RTSR PSU			6,216 (4)	$1,785,360
	FCF PSU			10,703 (5)	$3,074,116

Micheal W. Dobbs
	RSU	4,599	$1,320,925
	RTSR PSU			3,726(4)	$1,070,182
	FCF PSU			6,413 (5)	$1,841,942

(1)    Vesting of RSUs will occur as follows:

	February 10, 2026	February 13, 2026	February 15, 2026	February 13, 2027	February 15, 2027	February 15, 2028
Tyler Glover	2,664	3,807	1,626	3,807	1,626	1,626
Chris Steddum	1,269	2,079	795	2,079	795	795
Micheal W. Dobbs	819	1,206	456	1,206	456	456

(2)    The market value for RSUs is calculated based upon the closing price of our Common Stock of $287.22 per share as of December 31, 2025.

(3)    The market value for RTSR PSUs and FCF PSUs is calculated based upon the closing price of our Common Stock of $287.22 per share as of December 31, 2025.

(4)    For RTSR PSUs, the numbers presented represent number of target units. For further discussion of performance metrics, see “2025 Compensation Program” above. With respect to the RTSR PSUs granted to Messrs. Glover, Steddum, and Dobbs on February 10, 2023, 3,978, 1,908, and 1,233 RTSR PSUs, respectively, will vest on February 10, 2026, assuming the target level of performance is achieved. With respect to the RTSR PSUs granted to Messrs. Glover, Steddum, and Dobbs on February 13, 2024, 5,706, 3,114, and 1,809 RTSR PSUs, respectively, will vest on February 13, 2027, assuming the target level of performance is achieved. With respect to the RTSR PSUs granted to Messrs. Glover, Steddum, and Dobbs on February 15, 2025, 2,439, 1,194, and 684 RTSR PSUs, respectively, will vest on February 15, 2028, assuming the target level of performance is achieved.

(5)    For FCF PSUs granted on February 10, 2023, numbers presented represent 165% of the target number of units based upon probability analysis as of December 31, 2025. For FCF PSUs granted on February 13, 2024, numbers presented represent maximum number of units based upon probability analysis as of December 31, 2025. For FCF PSUs granted on February 15, 2025, numbers presented represent 111% of the target number of units based upon probability analysis as of December 31, 2025. For further discussion of performance metrics, see “2025 Compensation Program” above. With respect to the FCF PSUs granted to Messrs. Glover, Steddum, and Dobbs on February 10, 2023, 6,564, 3,149, and 2,035 FCF PSUs, respectively, will vest on February 10, 2026, assuming the 165% level of performance is achieved. With respect to the FCF PSUs granted to Messrs. Glover, Steddum, and Dobbs on February 13, 2024, 11,412, 6,228, and 3,618 FCF PSUs, respectively, will vest on February 13, 2027, assuming the maximum level of performance is achieved. With respect to the FCF PSUs granted to Messrs. Glover, Steddum, and Dobbs on February 15, 2025, 2,708, 1,326, and 760 FCF PSUs, respectively, will vest on February 15, 2028, assuming the 111% level of performance is achieved.

Stock Awards Vested During 2025

The following table presents information concerning the vesting of stock, which consisted of RSUs, RTSR PSUs and FCF PSUs, for our Named Executive Officers during the fiscal year ended December 31, 2025:

		Stock Awards Vested During Year Ended December 31, 2025
Name	Award Type	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Tyler Glover	RSU	10,206	$4,641,963
	RTSR PSU	11,250	5,115,488
	FCF PSU	11,250	5,115,488
		32,706	$14,872,939

Chris Steddum	RSU	4,887	$2,221,833
	RTSR PSU	4,644	2,111,673
	FCF PSU	4,644	2,111,673
		14,175	$6,445,179

Micheal W. Dobbs	RSU	2,988	$1,358,932
	RTSR PSU	2,862	1,301,380
	FCF PSU	2,862	1,301,380
		8,712	$3,961,692

(1)    Amounts presented represent the gross number of shares acquired and value received upon vesting of RSUs, RTSR PSUs, and FCF PSUs without reduction for the number of shares withheld to pay applicable withholding taxes. The value realized on vesting is based on the closing market price of our Common Stock on the applicable vesting date.

Pay Ratio Disclosure

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of our Chief Executive Officer during 2025, Mr. Glover. For purposes of calculating the 2025 ratio of the total annual compensation of the median employee to the total annual compensation of the Chief Executive Officer, we identified and calculated the elements of the median employee’s compensation using the same methodology reflected in the “Summary Compensation Table” above. We used December 31, 2025 as the measurement date for identifying the median employee. Base salary amounts were annualized for any employee who had less than a full year of service during 2025. Total compensation for Mr. Glover, the Chief Executive Officer, was determined to be $7,072,516 and was approximately 34 times the median annual compensation of all of our employees, excluding the Chief Executive Officer, of $210,079. For purposes of this calculation, the Company had 113 employees, excluding the Chief Executive Officer.

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

The term of the Glover Agreement ends on December 31, 2026, with automatic one (1) year extensions unless notice not to renew is given up to at least 120 days prior to the relevant end date.

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

The term of the Steddum Agreement ends on December 31, 2026, with automatic one (1) year extensions unless notice not to renew is given up to at least 120 days prior to the relevant end date.

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

The term of the Dobbs Agreement ends on December 31, 2026, with automatic one (1) year extensions unless notice not to renew is given up to at least 120 days prior to the relevant end date.

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

Potential Payments upon Termination or Change in Control

The table below presents the estimated value of payments and benefits that each Named Executive Officer would have been entitled to receive if the specified triggering event had occurred on December 31, 2025. Amounts presented for the vesting of equity awards are calculated based on the closing price of our Common Stock on the NYSE on December 31, 2025, which was $287.22 per share.

Name	Benefit	Death/Disability ($)		Change in Control ($)		Termination without Cause or by NEO for Good Reason within 24 Months of a Change in Control ($)		Termination without Cause or by NEO for Good Reason ($)
Tyler Glover
	Cash severance payment (1)	$—		$—		$6,861,069	(2)	$4,589,344	(3)
	Annual incentive plan bonus unpaid at end of year	1,150,050	(4)	—		1,150,050	(4)	1,150,050	(4)
	Continuation of benefits	—		—		53,101	(5)	53,101	(5)
	Vesting of 2023 RSUs (6)	788,091		—	(7)	788,091	(7)	788,091
	Vesting of 2023 PSUs	2,353,623	(8)	2,222,867	(9)	130,757	(8)(10)	2,353,623	(8)
	Vesting of 2024 RSUs (6)	2,241,485		—	(7)	2,241,485	(7)	2,241,485
	Vesting of 2024 PSUs	3,359,579	(8)	2,053,076	(9)	1,306,503	(8)(10)	3,359,579	(8)
	Vesting of 2025 RSUs (6)	1,411,449		—	(7)	1,411,449	(7)	1,411,449
	Vesting of 2025 PSUs	1,411,449	(8)	392,359	(9)	1,019,091	(8)(10)	1,411,449
	Other	—		—		60,000	(11)	—
	Total	$12,715,726		$4,668,302		$15,021,596		$17,358,171

Name	Benefit	Death/Disability ($)		Change in Control ($)		Termination without Cause or by NEO for Good Reason within 24 Months of a Change in Control ($)		Termination without Cause or by NEO for Good Reason ($)
Chris Steddum
	Cash severance payment (1)	$—		$—		$3,802,644	(2)	$2,543,575	(3)
	Annual incentive plan bonus unpaid at end of year	670,350	(4)	—		670,350	(4)	670,350	(4)
	Continuation of benefits	—		—		53,101	(5)	53,101	(5)
	Vesting of 2023 RSUs (6)	375,408		—	(7)	375,408	(7)	375,408
	Vesting of 2023 PSUs	1,128,887	(8)	1,066,171	(9)	62,716	(8)(10)	1,128,887	(8)
	Vesting of 2024 RSUs (6)	1,224,074		—	(7)	1,224,074	(7)	1,224,074
	Vesting of 2024 PSUs	1,833,461	(8)	1,120,448	(9)	713,013	(8)(10)	1,833,461	(8)
	Vesting of 2025 RSUs (6)	690,100		—	(7)	690,100	(7)	690,100
	Vesting of 2025 PSUs	690,968	(8)	192,128	(9)	498,839	(8)(10)	690,968
	Other	—		—		60,000	(11)	—
	Total	$6,613,248		$2,378,747		$8,150,245		$9,209,924

Micheal W. Dobbs
	Cash severance payment (1)	$—		$—		$2,854,262	(2)	$1,909,205	(3)
	Annual incentive plan bonus unpaid at end of year	447,720	(4)	—		447,720	(4)	447,720	(4)
	Continuation of benefits	—		—		53,101	(5)	53,101	(5)
	Vesting of 2023 RSUs (6)	242,285		—	(7)	242,285	(7)	242,285
	Vesting of 2023 PSUs	729,517	(8)	689,284	(9)	40,233	(8)(10)	729,517	(8)
	Vesting of 2024 RSUs (6)	710,069		—	(7)	710,069	(7)	710,069
	Vesting of 2024 PSUs	1,065,103	(8)	651,191	(9)	413,912	(8)(10)	1,065,103	(8)
	Vesting of 2025 RSUs (6)	395,831		—	(7)	395,831	(7)	395,831
	Vesting of 2025 PSUs	395,831	(8)	109,953	(9)	285,878	(8)(10)	395,831
	Other	—		—		60,000	(11)	—
	Total	$3,986,356		$1,450,428		$5,503,291		$5,948,662

(1)    The amount presented assumes that the Named Executive Officer did not have any accrued but unused vacation as of December 31, 2025.
(2)    Assumes that, in connection with the change in control, the Named Executive Officer’s employment is terminated by the Company without cause or by the Named Executive Officer for good reason within a 24-month period following a change in control. The amount presented represents a severance payment equal to 2.99 times the three-year average of each Named Executive Officer’s base salary and annual bonus for 2023 through 2025.

(3)    The amount presented represents a severance payment equal to two times the three-year average of the Named Executive Officer’s base salary and annual bonus for 2023 through 2025.
(4)    Calculated based on the amount of bonus the Named Executive Officer would have been entitled to receive under the annual incentive plan based on the Company’s actual performance during the 2025 performance period, which is the same bonus amount actually paid to such Named Executive Officer for 2025 and reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(5)    The amount presented represents the aggregate amount payable for continuation of health, dental and vision insurance benefits for 18 months following the date of termination of employment, per the terms of the Glover Agreement, the Steddum Agreement, and the Dobbs Agreement, as applicable.
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
(9)    The applicable PSU award agreements provide that upon a change in control, a pro-rata number of PSUs will be immediately earned, vested and paid based on (i) for FCF PSUs, target level of achievement for the applicable performance period and (ii) for RTSR PSUs, the higher of (a) actual performance as of the date of the change in control and (b) achievement of an RTSR relative to reference group at the 50th percentile. The amount presented with respect to RTSR PSUs is based on achievement of an RTSR relative to the reference group at the 50th percentile, which was the target performance level as of December 31, 2025. The amount presented includes accrued but unpaid dividends on the PSUs.
(10)    The amount presented assumes that a pro-rata number of the Named Executive Officer’s PSUs had already been earned, vested and paid in connection with the change in control prior to the Named Executive Officer’s termination as described in footnote 9 above.
(11)    The amount presented represents the maximum reimbursable amount for outplacement and financial planning services costs under the Glover Agreement, the Steddum Agreement, and the Dobbs Agreement, as applicable.

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Tyler Glover	Restated Texas Pacific Land Corporation Employees’ Pension Plan	12.0	$168,556	$—
Chris Steddum	Restated Texas Pacific Land Corporation Employees’ Pension Plan	4.5	$87,714	$—
Micheal W. Dobbs	Restated Texas Pacific Land Corporation Employees’ Pension Plan	3.0	$90,099	$—

The Pension Plan is a noncontributory defined benefit pension plan qualified under Section 401 of the Code in which the employees participate. The remuneration covered by the Pension Plan is Salary, subject to applicable limits prescribed by the Internal Revenue Services. The Pension Plan provides a normal retirement benefit equal to 1.5% of a participant’s average Salary for the last five years prior to retirement for each year of Credited Service under the Plan. Credited service is earned from the participant’s date of membership in the Pension Plan, which is generally not the participant’s date of hire by the Company. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits and the freezing of the Pension Plan effective December 31, 2024, see Note 9, “Pension and Other Postretirement Benefits” in the notes to our consolidated financial statements included under Part II, Item 8 “Financial Statements and Supplementary Data.”

As of December 31, 2025, the annual accrued normal retirement benefits are estimated to be $55,980 for Mr. Glover, $22,425 for Mr. Steddum, and $14,700 for Mr. Dobbs.

The Pension Plan provides for early retirement after 20 years of service with the Company. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55. None of the listed participants are currently eligible for early retirement benefits. The Pension Plan was frozen as of December 31, 2024 and terminated as of December 31, 2025, and as a result, no future benefit accruals will be made.

Directors’ Compensation

The following table sets forth information concerning compensation paid to our non-employee directors during the year ended December 31, 2025. Because Mr. Glover is an employee of the Company, he did not receive additional compensation for his service as a director in 2025. See the Summary Compensation Table included above for additional information regarding the compensation paid to Mr. Glover.

Name	Fees Earned or Paid in Cash (1)	Stock Awards(2)	Total
Rhys J. Best	$235,000	$145,987	$380,987
Donald G. Cook	$135,000	$145,987	$280,987
Barbara J. Duganier	$145,000	$145,987	$290,987
Donna E. Epps	$140,000	$145,987	$285,987
Karl F. Kurz	$130,000	$145,987	$275,987
Eric L. Oliver(3)	$97,624	$145,987	$243,611
Robert Roosa	$135,000	$145,987	$280,987
Murray Stahl	$125,000	$145,987	$270,987
Marguerite Woung-Chapman	$125,000	$145,987	$270,987

(1)    From time to time, the Board constitutes ad hoc committees and determines whether any, and if so how much, compensation is paid for such service. Any such payments made to directors during the year ended December 31, 2025 are reflected in the “Fees Earned or Paid in Cash” column of the table above.

(2)    Amounts shown represent the aggregate grant date fair value of non-employee director equity compensation, computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts is included in Note 10, “Share-Based Compensation” in the notes to our consolidated financial statements included under Part II, Item 8. “Financial Statements and Supplementary Data.” For purposes of non-employee director equity compensation, we did not issue any fractional shares and, as a result, the aggregate grant date fair value of each director’s award is slightly more than $145,000. As of December 31, 2025, none of the non-employee directors had outstanding equity awards.

(3)    Mr. Oliver’s term expired at our 2025 annual meeting of stockholders held on November 6, 2025, and he did not stand for re-election.

On an annual basis, all non-employee directors receive a base retainer of $250,000, of which $105,000 is paid in cash and $145,000 is paid in shares of Common Stock unless otherwise determined by the Company, valued at the closing price of the Common Stock on the NYSE on the date of grant of January 1 of each year and are immediately vested on the date of grant. Directors serving in multiple leadership roles receive incremental compensation for each role, including that committee chairs receive both the committee service fee plus the specified amount for chairing such committee. Directors are not expected to receive additional compensation for attending regularly scheduled Board or committee meetings. For directors appointed or elected after January 1 of a given year, the compensation paid to the non-employee directors will be prorated based on the number of days of service.

On November 6, 2025, the Board approved increases for non-employee director compensation, beginning with the 2026 fiscal year. Totals for 2025 and 2026 are as follows:

	2025	2026
Annual base retainer:
Cash	$105,000	$105,000
Shares of common stock (1)	145,000	165,000
Total base retainer	$250,000	$270,000

Committee service (per committee)	$10,000	$10,000

Chair Fees:
Board Chair	$130,000	$130,000
Audit Committee Chair	$15,000	$15,000
Nominating and Corporate Governance Committee Chair	$10,000	$10,000
Compensation Committee Chair	$10,000	$10,000
Strategic Acquisitions Committee Chair	$5,000	$5,000

(1)    Paid in shares of Common Stock, unless otherwise determined by the Company, valued at the closing price of the Common Stock on the NYSE on the first day of trading each year. The 2025 grant was made on January 1, 2025, and the 2026 grant was made on January 5, 2026. The shares of Common Stock immediately vested on the date of each grant.

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

Compensation Committee Interlocks and Insider Participation

Each of Ms. Duganier, Gen. Cook, Mr. Kurz, and Mr. Roosa served on the Compensation Committee during the Last Fiscal Year. None of the persons who served on the Compensation Committee during the Last Fiscal Year is or has been an officer or employee of the Company, and none had any relationship with the Company or any of its subsidiaries during the Last Fiscal Year that would be required to be disclosed as a transaction with a related person. None of our executive officers currently serve, or served in the Last Fiscal Year, on the board of directors or compensation or similar committee of another company at any time during which an executive officer of such other company served on our Board or Compensation Committee.

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

Our Common Stock is listed on the NYSE and the NYSE Texas, Inc. under the symbol “TPL.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2025, regarding the shares of our Common Stock authorized for issuance under our equity compensation plans.

Plan	Number of shares of Common Stock issuable upon exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Texas Pacific Land Corporation 2021 Incentive Plan approved by stockholders (1)	105,936	—	366,381
Texas Pacific Land Corporation 2021 Director Stock and Deferred Compensation Plan approved by stockholders	—	—	69,093
Equity compensation plans not approved by stockholders	—	—	—

(1)    The amount reported in “Number of shares of Common Stock issuable upon exercise of outstanding options, warrants and rights” includes unvested RSUs and PSUs (based on target units). The amount reported in “Weighted-average exercise price of outstanding options, warrants and rights” does not take into account RSUs and PSUs because they have no exercise price.

2021 Plan

We maintain the 2021 Plan, pursuant to which we may grant to any employee of the Company, an affiliate or a subsidiary nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The 2021 Plan was approved by our Board on August 11, 2021 and by our stockholders on December 29, 2021, and amended on October 31, 2023, and will expire on December 29, 2031. The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 675,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner.

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

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Director Plan is 90,000 shares, and the aggregate fair market value of shares that may be issued to a non-employee director in a calendar year is limited to $500,000. Shares granted under the 2021 Director Plan may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner.

Security Ownership of Certain Beneficial Owners

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, an individual or entity is generally deemed to beneficially own any shares as to which the individual or entity has sole or shared voting or investment power, including any shares that the individual or entity has the right to acquire within 60 days of February 9, 2026 through the exercise of any stock options, through the vesting/settlement of RSUs, or upon the exercise of other rights. Shares underlying PSUs will not be deemed beneficially owned by a person even if the PSU may vest within 60 days of February 9, 2026 because the satisfaction of the applicable performance conditions is outside of the person’s control. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named below, any Common Stock that such person or persons has the right to acquire within 60 days of February 9, 2026 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

The following table is based upon 68,941,554 shares of Common Stock outstanding as of February 9, 2026 and shows all holders known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock as of February 9, 2026:

Name and Address	Number of Securities Beneficially Owned	Percent of Class
Horizon Kinetics Asset Management LLC (1) 470 Park Avenue South, 8th Floor South, New York, New York 10016	10,734,519	15.6%
The Vanguard Group (2) 100 Vanguard Blvd. Malvern, Pennsylvania 19355	7,362,351	10.7%
BlackRock, Inc. (3) 50 Hudson Yards New York, New York 10001	5,445,993	7.9%
State Street Corporation (4) One Congress Street, Suite 1, Boston, Massachusetts 02114	3,508,116	5.1%

(1)The information set forth is based on Amendment No. 8 to Schedule 13D (the “Schedule 13D”) filed on December 18, 2024 by Horizon Kinetics Asset Management LLC (“HKAM”), a wholly owned subsidiary of Horizon Kinetics Holding Corporation (“HKHC”). After giving effect to the three-for-one stock split effected on December 22, 2025, HKAM reported sole voting and sole dispositive power with respect to all shares beneficially owned. HKHC, through its wholly owned registered investment adviser, HKAM, acts as a discretionary investment manager on behalf of its clients, who maintain beneficial interest in TPL. Murray Stahl, Chief Executive Officer, Chairman of the Board and Chief Investment Officer of HKHC, is a director of TPL. The number of shares beneficially owned excludes shares held by senior portfolio managers of HKAM.

(2)The information reported is based on Amendment No. 3 to Schedule 13G filed on December 6, 2024 by The Vanguard Group. After giving effect to the three-for-one stock split effected on December 22, 2025, The Vanguard Group reported sole dispositive power with respect to 7,112,784 shares, shared voting power with respect to 74,310 shares, and shared dispositive power with respect to 249,567 shares.

(3)The information reported is based on Amendment No. 2 to Schedule 13G filed on February 5, 2025 by BlackRock, Inc. After giving effect to the three-for-one stock split effected on December 22, 2025, BlackRock, Inc. reported sole voting power with respect to 5,073,825 shares and sole dispositive power with respect to 5,445,993 shares.

(4)The information reported is based on Schedule 13G filed on November 10, 2025 by State Street Corporation. After giving effect to the three-for-one stock split effected on December 22, 2025, State Street Corporation reported shared voting power with respect to 2,563,263 shares and shared dispositive power with respect to 3,507,897 shares.

Stock Ownership Information for Directors and Officers

The following table is based upon 68,941,554 shares of Common Stock outstanding as of February 9, 2026 and shows the number of shares of Common Stock beneficially owned directly or indirectly as of February 9, 2026 (i) our current directors, (ii) our Named Executive Officers and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the address for each director and Named Executive Officer is: c/o Texas Pacific Land Corporation, 2699 Howell Street, Suite 800, Dallas, Texas 75204.

Name of Beneficial Owner	Number of Securities Beneficially Owned		Percent of Class
Directors and Named Executive Officers:
Rhys J. Best	3,299		*
Donald G. Cook	3,086		*
Barbara J. Duganier	2,921		*
Donna E. Epps	2,921		*
Karl F. Kurz	2,624		*
Robert Roosa	4,469	(1)	*
Murray Stahl	3,498,753	(2)	5.1%
Marguerite Woung-Chapman	1,769		*
Tyler Glover	39,924	(3)	*
Chris Steddum	14,649	(4)	*
Micheal W. Dobbs	6,660	(5)	*
All Directors and Executive Officers as a Group (11 persons)	3,581,075		5.2%

*Indicates ownership of less than 1% of the class.

(1)Includes (i) 1,769 shares held by Robert Roosa, (ii) 1,350 shares held by RSR Resources & Minerals Unvested, LLC, of which Mr. Roosa is the manager, and (iii) 1,350 shares held by RSR Resources & Minerals Vested, LLC, of which Mr. Roosa is the manager.

(2)Includes (i) 24,714 shares held by Murray Stahl, (ii) 540 shares held by Mr. Stahl’s spouse, (iii) 17,226 shares held by Horizon Common Inc., (iv) 1,913,292 shares held by HKAM, (v) 387,843 shares held by Polestar Offshore Fund Ltd., (vi) 49,941 shares held by CDK Fund Ltd., (vii) 22,356 shares held by CDK Partners LP, (viii) 977,451 shares held by Horizon Kinetics Hard Assets LLC, (ix) 16,848 shares held by Horizon Credit Opportunity Fund LP, (x) 16,470 shares held by FROMEX Equity Corp, and (xi) 24,024 shares held by FRMO Corp, as reported on Mr. Stahl’s latest Form 4 filed on June 27, 2025 and after giving effect to the three-for-one stock split effected on December 22, 2025. The number of shares of Common Stock reported herein excludes shares held by partnerships and other accounts in which Mr. Stahl has a non-controlling interest and does not exercise investment discretion. The shares referenced in (iii)-(xi) above are managed by HKHC, through its wholly owned registered investment adviser, HKAM. Mr. Stahl, Chief Executive Officer, Chairman of the Board and Chief Investment Officer of HKHC, is a director of TPL, but does not participate in HKAM’s investment decisions with respect to the securities of TPL. HKAM separately reports its position and transactions in the securities of TPL on Forms 4 and Schedule 13D. Mr. Stahl disclaims beneficial ownership in any of the accounts managed by HKAM except to the extent of his pecuniary interest therein.

(3)Includes 8,097 shares underlying RSUs that will vest within 60 days of February 9, 2026.

(4)Includes 4,143 shares underlying RSUs that will vest within 60 days of February 9, 2026.

(5)Includes 2,481 shares underlying RSUs that will vest within 60 days of February 9, 2026.

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

Transactions with Related Persons

Bolt Investment

As discussed elsewhere in this Annual Report, in December 2025, we made a minority investment of $50.0 million in Bolt pursuant to a strategic agreement to develop and enable large scale data center campuses and supporting infrastructure across our land. Prior to the closing of our investment in Bolt, we were informed that Horizon, a wholly owned subsidiary of Horizon Kinetics Holding Corporation, intended to make a significant equity investment in Bolt through various affiliated funds. Murray Stahl, a director of the Company, is also the Chief Executive Officer, Chairman and Chief Investment Officer of Horizon. The Company and the Audit Committee reviewed Horizon’s proposed investment in Bolt and, along with Horizon, undertook steps to alleviate any potential conflicts of interest that could arise from such investment. Following our investment, Horizon invested approximately $47.5 million in Bolt.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed to TPL for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Type of Fees:
Audit fees	$1,047,769	$975,132
Audit-related fees	—	—
Tax fees	—	—
All other fees (1)	2,051	2,051
	$1,049,820	$977,183

(1)Represents fees associated with Deloitte sponsored accounting research tools.

For the year ended December 31, 2025, the Audit Committee approved all of the services provided by, and fees paid to, Deloitte.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.
Financial Statements

See “Index to Financial Statements.”

Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1*	Second Amended and Restated Certificate of Incorporation, as amended through December 22, 2025.
3.2	Fourth Amended and Restated Bylaws of Texas Pacific Land Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 8, 2025 (File No. 001-39804)).
4.1*	Description of Securities of Texas Pacific Land Corporation.
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

10.6†	2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.6.1†	Amendment No. 1 to 2021 Incentive Plan dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.2†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.3†	Form of RTSR Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.4†	Form of FCF/Share Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).
10.6.5†	Form of FCF/Share Performance Unit Award Agreement (2024) (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on February 21, 2024 (File No. 1-39804)).
10.7†	2021 Non-Employee Director Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 filed on December 29, 2021 (File No. 333-261938)).
10.7.1†
Amendment No. 1 to 2021 Non-Employee Director Stock and Deferred Compensation Plan dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2023 (File No. 1-39804)).

10.7.2†*	Form of Notice of Restricted Stock Award (Directors).
10.7.3†*	Form of Notice of Deferred Restricted Stock Unit Award (Directors).
10.8	Cooperation Agreement, dated as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2023 (File No. 001-39804)).
10.9#
Credit Agreement, dated October 23, 2025, by and among Texas Pacific Land Corporation, Wells Fargo Bank, National Association, as the administrative agent and an L/C issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2025 (File No. 001-39804)).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed on February 19, 2025 (File No. 001-39804)).
21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Ryder Scott Company L.P.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on February 21, 2024 (File No. 1-398034)).
99.1*	Report of Ryder Scott Company, L.P. as of December 31, 2025
101*
The following information from our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Total Comprehensive Income; (iii) Consolidated Statements of Equity and (iv) Consolidated Statements of Cash Flows.

104	The cover page from our Annual Report on Form 10-K formatted in iXBRL.

*Filed herewith.
** The certifications attached as Exhibits 32.1 and 32.2 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Texas Pacific Land Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
#    Schedules and exhibits have been omitted pursuant to Item 601 (a)(5) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule or exhibit upon request.
† Management compensatory arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2026.

TEXAS PACIFIC LAND CORPORATION

By:	/s/ Tyler Glover
Tyler Glover President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of February, 2026.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Texas Pacific Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Pacific Land Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income and total comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas
February 18, 2026

We have served as the Company’s auditor since 2021.

Item 1.Financial Statements.
TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$144,809	$369,835
Accounts receivable and accrued receivables, net	164,905	126,670
Prepaid expenses and other current assets	5,295	5,318
Tax like-kind exchange escrow	595	1,546
Prepaid income taxes	3,716	—
Total current assets	319,320	503,369
Royalty interests acquired, net	840,024	432,401
Real estate acquired	179,129	143,178
Property, plant and equipment, net	164,538	122,578
Intangible assets, net	32,846	35,188
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th and 1/128th nonparticipating perpetual royalty interests	—	—
Equity investment	50,000	—
Operating lease right-of-use assets	13,683	1,163
Other assets	23,738	10,143
Total assets	$1,623,278	$1,248,020
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$39,578	$26,958
Ad valorem and other taxes payable	8,912	8,418
Income taxes payable	4,007	4,388
Unearned revenue	20,107	6,797
Credit facility	—	—
Total current liabilities	72,604	46,561
Deferred taxes payable	54,107	47,401
Unearned revenue - noncurrent	21,072	20,636
Operating lease liabilities	16,175	453
Accrued liabilities - noncurrent	413	504
Total liabilities	164,371	115,555

Commitments and contingencies (Note 14)	—	—

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 139,610,808 shares authorized as of December 31, 2025 and December 31, 2024, 68,938,230 and 68,915,409 outstanding as of December 31, 2025 and December 31, 2024, respectively	691	231
Treasury stock, at cost; 319,998 and 342,819 shares as of December 31, 2025 and December 31, 2024, respectively	(151,242)	(168,843)
Additional paid-in capital	9,906	19,900
Accumulated other comprehensive income	4,150	3,583
Retained earnings	1,595,402	1,277,594
Total equity	1,458,907	1,132,465
Total liabilities and equity	$1,623,278	$1,248,020

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Oil and gas royalties	$411,677	$373,331	$357,394
Water sales	169,701	150,724	112,203
Produced water royalties	124,218	104,123	84,260
Easements and other surface-related income	91,775	73,257	70,932
Land sales	819	4,388	6,806
Total revenues	798,190	705,823	631,595

Expenses:
Salaries and related employee expenses	57,925	53,621	43,384
Water service-related expenses	53,528	46,124	33,566
General and administrative expenses	23,780	34,483	46,450
Depreciation, depletion and amortization	62,533	25,162	14,757
Ad valorem and other taxes	8,263	7,295	7,385
Total operating expenses	206,029	166,685	145,542

Operating income	592,161	539,138	486,053

Interest expense	(690)	—	—
Other income, net	18,858	39,683	31,508
Income before income taxes	610,329	578,821	517,561
Income tax expense:
Current	122,398	120,257	110,517
Deferred	6,555	4,604	1,399
Total income tax expense	128,953	124,861	111,916
Net income	$481,376	$453,960	$405,645

Amortization of net actuarial costs, net of income taxes of $(41), $(182), and $(27) for the years ended December 31, 2025, 2024 and 2023, respectively	(156)	(684)	(103)
Net actuarial gain (loss) on pension plan, net of income taxes of $192, $483, and $(157) as of December 31, 2025, 2024 and 2023, respectively	723	2,436	(582)
Total other comprehensive income (loss)	567	1,752	(685)
Total comprehensive income	$481,943	$455,712	$404,960

Net income per share of common stock
Basic	$6.98	$6.58	$5.87
Diluted	$6.97	$6.57	$5.86

Weighted average number of shares of common stock outstanding
Basic	68,949,240	68,958,591	69,132,915
Diluted	69,027,492	69,059,252	69,179,535

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except shares and per share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Inc/(Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 1, 2023	69,261,111	$78	$(104,139)	$8,293	$2,516	$866,139	$772,887
Net income	—	—	—	—	—	405,645	405,645
Repurchases of common stock and related excise taxes	(248,571)	—	(42,801)	—	—	—	(42,801)
Regular dividends paid and accrued — $1.44 per share of common stock	—	—	—	—	—	(99,972)	(99,972)
Share-based compensation, net of forfeitures	20,988	—	4,006	6,320	—	(140)	10,186
Shares exchanged for tax withholdings	(10,485)	—	(2,064)	—	—	—	(2,064)
Periodic pension costs, net of income taxes of $184	—	—	—	—	(685)	—	(685)
Balances as of December 31, 2023	69,023,043	78	(144,998)	14,613	1,831	1,171,672	1,043,196
Net income	—	—	—	—	—	453,960	453,960
Issuance of common stock related to stock split	—	153	—	(153)	—	—	—
Repurchases of common stock and related excise taxes	(128,706)	—	(29,350)	—	—	—	(29,350)
Regular dividends paid and accrued — $1.70 per share of common stock	—	—	—	—	—	(117,474)	(117,474)
Special dividends paid and accrued — $3.33 per share of common stock	—	—	—	—	—	(229,834)	(229,834)
Share-based compensation, net of forfeitures	29,916	—	7,128	5,440	—	(730)	11,838
Shares exchanged for tax withholdings	(8,844)	—	(1,623)	—	—	—	(1,623)
Periodic pension costs, net of income taxes of $301	—	—	—	—	1,752	—	1,752
Balances as of December 31, 2024	68,915,409	231	(168,843)	19,900	3,583	1,277,594	1,132,465
Net income	—	—	—	—	—	481,376	481,376
Issuance of common stock related to stock split	—	460	—	(460)	—	—	—
Repurchases of common stock and related excise taxes	(27,000)	—	(8,363)	—	—	—	(8,363)
Regular dividends paid and accrued — $2.13 per share of common stock	—	—	—	—	—	(147,798)	(147,798)
Share-based compensation, net of forfeitures	82,833	—	40,759	(9,534)	—	(15,770)	15,455
Shares exchanged for tax withholdings	(33,012)	—	(14,795)	—	—	—	(14,795)
Periodic pension costs, net of income taxes of $151	—	—	—	—	567	—	567
Balances as of December 31, 2025	68,938,230	$691	$(151,242)	$9,906	$4,150	$1,595,402	$1,458,907

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$481,376	$453,960	$405,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	62,533	25,162	14,757
Amortization of debt issuance costs	211	—	—
Share-based compensation	15,131	12,498	10,343
Pension curtailment/settlement gains	—	(4,616)	—
Deferred taxes	6,555	4,604	1,399
Changes in operating assets and liabilities:
Receivables and other assets	(52,933)	(610)	(24,457)
Prepaid income taxes	(3,716)	—	4,809
Income taxes payable	(381)	(407)	1,628
Unearned revenue	13,746	(3,903)	5,140
Operating liabilities, excluding income taxes	22,894	6,327	(3,240)
Ad valorem and other taxes payable	494	(2,343)	2,264
Cash provided by operating activities	545,910	490,672	418,288
Cash flows from investing activities:
Acquisition of royalty interests, net of post-closing adjustments	(454,244)	(395,577)	(3,566)
Acquisition of a business	—	(45,000)	—
Acquisition of intangible assets	—	—	(21,403)
Equity investment	(50,000)	—	—
Acquisition of real estate	(35,951)	(1,476)	(20,320)
Purchase of fixed assets	(59,531)	(29,696)	(15,028)
Proceeds from sale of fixed assets	—	—	5
Post-close adjustment from seller related to prior year asset acquisition	3,878	—	—
Cash used in investing activities	(595,848)	(471,749)	(60,312)
Cash flows from financing activities:
Dividends paid	(147,798)	(347,309)	(99,972)
Shares exchanged for tax withholdings	(14,795)	(1,623)	(2,064)
Repurchases of common stock	(8,380)	(29,159)	(42,573)
Debt issuance costs	(5,066)	—	—
Cash used in financing activities	(176,039)	(378,091)	(144,609)
Net (decrease) increase in cash, cash equivalents and restricted cash	(225,977)	(359,168)	213,367
Cash, cash equivalents and restricted cash, beginning of period	371,381	730,549	517,182
Cash, cash equivalents and restricted cash, end of period	$145,404	$371,381	$730,549
Supplemental disclosure of cash flow information:
Income taxes paid	$126,955	$120,669	$104,079
Supplemental non-cash investing and financing information:
Nonmonetary exchange of assets	$—	$—	$880
Increase (decrease) in accounts payable related to capital expenditures	$6,417	$(273)	$403
Accrued dividends on unvested stock awards	$(309)	$730	$158
Operating lease right-of-use assets	$13,593	$—	$—
See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL,” the “Company,” “our,” “we,” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 882,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 33,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 224,000 NRA, principally concentrated in the Permian Basin.

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

Segment Reporting

Operating segments are based on components of the Company that engage in business activity that earn revenues and incur expenses and (a) whose operating results are regularly reviewed by our chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The measure of profit or loss that the CODM uses to assess performance and allocated resources to our reportable segments is Net Income. Our chief executive officer is the CODM and uses Net Income to evaluate income generated by each segment in his determination of allocating resources to each segment. As a result, the Company operates two operating segments which represent our reportable segments: Land and Resource Management and Water Services and Operations. The segments enable the alignment of strategies and objectives of TPL and provide a framework for timely and rational allocation of resources within businesses. See Note 16, “Business Segment Reporting” for further information regarding our segments.

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

Other surface-related income includes revenue from permits, material sales, renewable energy sources, and lease bonuses related to royalty interests acquired. Revenue from permits is recognized upon execution of the contract and receipt of payment. Revenue from material sales is recognized upon the removal of materials by the customer. Revenue from renewable energy sources, such as wind and solar power, generally consist of leases, some of which may include a provision for future royalties once certain circumstances occur. As discussed above, lease payments are recorded as unearned revenue and amortized over the life of the lease. Royalties are recognized based upon actual production. Revenue from mineral lease bonuses represent upfront payments received from operators to secure the right to explore and develop oil and gas interests. Lease bonus payments are not contingent on future production and are recognized in full when received.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that correspond to the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$144,809	$369,835
Tax like-kind exchange escrow	595	1,546
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$145,404	$371,381

Receivables

Receivables consist primarily of royalty income due related to our oil, gas and produced water royalties and trade accounts receivable related to water and material sales. An allowance is recorded for expected credit losses and is based upon our historical write-off experience, aging of trade accounts receivable and collectability patterns of our customers. The allowance for expected credit loss was approximately $0.1 million and $0.2 million as of December 31, 2025 and 2024, respectively.

 Accrual of Oil and Gas Royalties

The Company accrues oil and gas royalties, which are included in accounts receivable and accrued receivables, net. An accrual is necessary due to the time lag between the removal of crude oil and natural gas products from the respective mineral reserve locations and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical production volumes, estimates of the timing of future payments and recent market prices for oil and gas. Accrued oil and gas royalties included in accounts receivable and accrued receivables, net totaled $61.3 million and $60.7 million as of December 31, 2025 and 2024, respectively.

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

Royalty Interests Acquired

Royalty interests acquired represent royalty interests in proved and unproved oil and gas properties. The cost of acquired oil and gas royalties are capitalized and are accounted for under the successful efforts method. Proved properties refer only to proved developed producing (“PDP”) reserves, as the Company does not control the timing or development of drilling activities. As unproved properties are determined to have PDP reserves, the related costs are transferred to proved properties and become subject to depletion at that time.

Estimates of crude oil, gas, and NGL reserves affect the calculation of depletion and impairment and also the unaudited standardized measure disclosures associated with our oil and gas royalty interests. We engaged an independent consulting petroleum firm, with assistance from us, to prepare an estimate of proved developed producing reserves, future production and income attributable to our royalty interests as of December 31, 2025. All reserve estimates involve an assessment of the uncertainty relating to the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends primarily on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of such data. For depletion purposes, and as required by the guidelines and definitions established by the Securities and Exchange Commission (the “SEC”), the reserve estimates were based on the average prices during the 12-month period prior to December 31, 2025 determined as an unweighted arithmetic average of the first day of the month for each month within the period. Any significant variance in the assumptions could materially affect the estimated quantity of reserves, which could affect the carrying value of our oil and gas royalty interests and/or the rate of depletion related to the oil and gas royalty interests.

Depletion of Royalty Interests Acquired

Capitalized costs for proved oil and gas royalty interests are depleted on a unit-of-production basis over total PDP reserves. For depletion of proved oil and gas properties, interests are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic conditions.

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

Equity Investment in Bolt Data & Energy, Inc.

In December 2025, the Company made a minority equity investment in Bolt Data & Energy, Inc. (“Bolt”), a privately held company focused on the development of large-scale data center and energy infrastructure projects. The Company invested $50.0 million in exchange for shares of Series A preferred stock of Bolt, resulting in a minority ownership interest. In connection with the investment, the Company has the right to appoint one member to Bolt’s seven-member board of directors. The Company does not have any veto, consent, or other substantive participating rights over Bolt’s operating or financial policies and is not involved in Bolt’s operations or management.

The Company also received contingent warrant rights exercisable upon the achievement of specified operational milestones with respect to power drawn by Bolt for use on land contributed by TPL, as well as a right of first refusal to provide water to Bolt-affiliated projects and related infrastructure. As of December 31, 2025, no value was attributed to the warrant rights, as progress toward the underlying operational milestones had not commenced.

The Company’s agreement with Bolt provides that the Company is obligated to contribute certain surface acreage in exchange for additional shares of preferred stock, subject to the Company and Bolt’s mutual agreement on the location and valuation of such acreage. Bolt is not obligated to develop projects on the Company’s land and may pursue development activities on non-Company surface acreage. Any future land contributions will be evaluated as separate transactions upon closing.

The Company evaluated its investment in Bolt and determined that Bolt is a variable interest entity (“VIE”), as the equity investment at risk is not sufficient to permit the entity to finance its planned large-scale infrastructure activities without additional financial support. Although Bolt is a VIE, the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact Bolt’s economic performance, including development, financing, and operational decision-making. The Company’s exposure to loss as a result of its involvement with Bolt is limited to the carrying value of its investment, as the Company has no obligation to provide additional financial support. Accordingly, the Company does not consolidate Bolt.

The Company next evaluated its investment to determine if equity method accounting would apply. In making this determination, the Company assessed whether the investment in preferred equity met the criteria to be considered in-substance common stock. The Company determined that the preferred equity investment did not meet this criteria, and accordingly concluded that the investment does not qualify for equity method accounting.

Investments that are not consolidated and do not qualify for equity method accounting are accounted for as equity securities. The Company has elected to measure such investments at cost, subject to impairment and observable price changes, rather than at fair value. Accordingly, the investment is accounted for as an equity security measured at cost.

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

The factors used to determine fair value of proved oil and gas royalty interests include estimates of PDP reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods. Factors used in the assessment of fair value of unproved oil and gas royalty interests include, but are not limited to, commodity price outlooks and current and future operator activity in the Permian.

No impairments were recorded for the years ended December 31, 2025, 2024, or 2023.

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

For real estate leases, we account for lease components and non-lease components (such as common area maintenance) as a single lease component. Certain real estate leases require reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Certain leases contain fixed lease payments for items such as common area maintenance and parking. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities. See Note 14, “Commitments and Contingencies” for additional information.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits was zero as of December 31, 2025 and 2024. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of income and total comprehensive income.

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

Net Income Per Share

Basic income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is computed based upon the weighted average number of shares outstanding during the period plus unvested shares issued pursuant to our equity and deferred compensation plans. See Note 13, “Earnings Per Share.”

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

Concentrations of Credit Risk

We invest our cash and cash equivalents (which include U.S. Treasury bills, money market funds, and commercial paper with maturities of three months or less) among major financial institutions in an attempt to minimize exposure to risk from any one of these entities. As of December 31, 2025 and 2024, we had cash and cash equivalents deposited in our financial institutions in excess of federally-insured levels. We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Significant Customers

Three customers represented, in the aggregate, 39.6% of TPL’s total revenues for the year ended December 31, 2025. Three customers represented, in the aggregate, 40.9% of TPL’s total revenues for the year ended December 31, 2024. Three customers represented, in the aggregate, 42.5% of TPL’s total revenues for the year ended December 31, 2023.

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

The acquisition was accounted for as a business combination using the acquisition method and, therefore, the Acquired Assets were recorded based on their fair value on a nonrecurring basis on the date of acquisition and are subject to fair value adjustments under certain circumstances. In determining the fair values of the Acquired Assets, management made estimates, judgments and assumptions. Inputs used to determine fair values of assets included internally-developed models, risk-adjusted discount rates by asset class, publicly available data on land sales comparisons and other cost analysis. These fair values are considered Level 3 assets in the fair value hierarchy. There was no goodwill recorded in connection with this acquisition. The purchase price allocation was finalized during the year ended December 31, 2024.

The following table presents the allocation of fair value by asset class as of December 31, 2024 (in thousands):

Real estate acquired	$12,100
Property, plant and equipment	17,200
Intangible assets	15,700
Total consideration and fair value	$45,000

For the year ended December 31, 2025, revenues and operating expenses from the acquisition were $4.7 million and $4.9 million, respectively. From August 20, 2024 through December 31, 2024, revenues and operating expenses from the acquisition were approximately $1.4 million and $1.5 million, respectively. The revenues and expenses from the acquisition are included in our consolidated statements of income.

4.    Oil and Gas Royalty Interests

As of December 31, 2025 and 2024, the net book value of the oil and gas royalty interests we owned was as follows (in thousands):

	December 31, 2025	December 31, 2024
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired, at cost (3)	897,437	447,071
Total royalty interests	897,437	447,071
Less: accumulated depletion	(57,413)	(14,670)
Royalty interests, net	$840,024	$432,401

(1)Royalty interests assigned through the Declaration of Trust dated February 1, 1888. Nonparticipating perpetual royalty interests in 185,369 NRA as of December 31, 2025 and 2024.
(2)Royalty interests assigned through the Declaration of Trust dated February 1, 1888. Nonparticipating perpetual royalty interests in 5,308 NRA as of December 31, 2025 and 2024.
(3)Royalty interest in 33,380 and 15,897 NRA as of December 31, 2025 and 2024, respectively.

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

Royalty Interest Transactions

We completed the following acquisitions during the year ended December 31, 2025:

•In March 2025, we acquired oil and gas royalty interests in 177 NRA for a purchase price of $3.5 million, net of post-closing adjustments, in an all-cash transaction.

•In November 2025, we acquired 17,306 NRA for an aggregate purchase price of $450.7 million, net of post-closing adjustments, in an all-cash transaction.

For the year ended December 31, 2024, we completed two separate acquisitions of oil and gas royalty interests, acquiring a total of 11,596 NRA for an aggregate purchase price of $395.5 million, net of post-closing adjustments, in all-cash transactions. During the year ended December 31, 2025, we received a $3.9 million post-closing adjustment from the seller related to curative title defects.

Depletion expense was $42.7 million, $9.8 million, and $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

5.    Real Estate Activity

As of December 31, 2025 and 2024, we owned the following land and real estate (in thousands, except number of acres):

	December 31, 2025		December 31, 2024
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	798,626	$—	798,643	$—
Real estate acquired	83,427	179,129	74,493	143,178
Total real estate	882,053	$179,129	873,136	$143,178

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

Land Acquisitions

For the year ended December 31, 2025, we acquired 8,934 acres of land for an aggregate purchase price of $36.0 million.

For the year ended December 31, 2024, we acquired 4,120 acres through a business combination with a fair value of $12.1 million. See further discussion of the business combination in Note 3, “Assets Acquired in a Business Combination.” Additionally, we acquired 1,009 acres of land for an aggregate purchase price of $1.5 million for the year ended December 31, 2024.

Land Sales

For the year ended December 31, 2025, we sold 17 acres of land for an aggregate sales price of $0.8 million. For the year ended December 31, 2024, we sold 439 acres of land for an aggregate sales price of $4.4 million.

6.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Property, plant and equipment, at cost:
Water service-related assets(1)	$218,657	$167,855
Furniture, fixtures and equipment	12,087	9,932
Other	598	598
Total property, plant and equipment, at cost	231,342	178,385
Less: accumulated depreciation	(66,804)	(55,807)
Property, plant and equipment, net	$164,538	$122,578

(1)Includes $17.2 million of assets acquired in a business combination during 2024. For further information, see Note 3, “Assets Acquired in a Business Combination.”

Depreciation expense was $17.1 million, $13.6 million, and $12.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

7.    Intangible Assets

Intangible assets, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Contracts acquired in a business combination(1)	15,700	15,700
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (2)	37,103	37,103
Less: accumulated amortization	(4,257)	(1,915)
Intangible assets, net	$32,846	$35,188

(1)For further information, see Note 3, “Assets Acquired in a Business Combination.”
(2)The remaining weighted average amortization period for total intangible assets was 9.8 years as of December 31, 2025.

Amortization of intangible assets was $2.3 million, $1.5 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. The estimated future amortization expense of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Estimated Future Amortization Expense
2026	$2,342
2027	2,342
2028	2,342
2029	2,342
2030	2,342
2031 and thereafter	21,136
Total expected amortization expense	$32,846

8.    Credit Facility

On October 23, 2025, the Company entered into a revolving credit agreement among the Company, as borrower, Wells Fargo Bank, National Association and certain other lenders, which provides for a senior unsecured revolving credit facility (the “Credit Facility”) with aggregate commitments of $500.0 million, with the ability, subject to lender approval, to increase total commitments by up to $250.0 million in minimum increments of $50.0 million. The Credit Facility matures on October 23, 2029.

Borrowings under the Credit Facility bear interest, at the Company’s option, at either (i) term SOFR plus an applicable margin ranging from 2.25% to 2.50%, or (ii) a base rate plus an applicable margin ranging from 1.25% to 1.50%, in each case depending on the Company’s consolidated total leverage ratio. The base rate is the greatest of (a) the federal funds rate plus 0.50%, (b) the administrative agent’s prime rate, and (c) one-month term SOFR plus 1.00%. The Company also pays commitment fees on the unused portion of the Credit Facility and customary letter of credit fees.

The Credit Facility is unsecured; however, it becomes subject to a springing security interest on substantially all equity securities of the Company’s subsidiaries if the Company’s consolidated total leverage ratio exceeds 2.50 to 1.0. The Credit Agreement contains customary affirmative, negative and financial covenants and customary events of default, including payment defaults, covenant defaults, cross-defaults to certain other indebtedness, bankruptcy and insolvency events and change-in-control provisions. As of December 31, 2025, the Company was in compliance with all covenants.

In connection with entering into the Credit Facility, the Company incurred $5.1 million of debt issuance costs. These costs are recorded in other assets on the consolidated balance sheet and are amortized on a straight-line basis over the term of the Credit Facility. As of December 31, 2025, unamortized debt issuance costs related to the Credit Facility were $4.9 million.

Interest expense on the Credit Facility includes amortization of debt issuance costs, commitment fees on the unused portion of the facility and, if applicable, interest on outstanding borrowings. For the year ended December 31, 2025, interest expense related to the Credit Facility was $0.7 million, including $0.2 million of amortization of debt issuance costs. The facility was undrawn during the period.

9.    Pension and Other Postretirement Benefits

Defined Contribution Plan

TPL has a defined contribution plan available to all eligible employees. Qualifying participants may receive a matching contribution based on the amount participants contribute to the plan up to 6% of their qualifying compensation. TPL contributed approximately $1.1 million, $0.9 million, and $0.8 million to the defined contribution plan for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, for the 2025 plan year, qualified participants may receive a discretionary employer non-elective contribution of 6% of compensation, subject to the IRS annual compensation limitation of $350,000. TPL accrued $1.3 million for the year ended December 31, 2025.

Defined Benefit Pension Plan

The Restated Texas Pacific Land Corporation Employees’ Pension Plan (the “Pension Plan”) was frozen for benefit accruals and closed to new participants effective as of December 31, 2024, and on December 31, 2025, the Pension Plan was terminated.

Prior to the freezing of the Pension Plan, the Pension Plan was a noncontributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”), and was available to all eligible employees who had completed one year of continuous service with TPL during which they completed at least 1,000 hours of service. The Pension Plan provided for a normal retirement benefit at age 65. Contributions to the Pension Plan reflect benefits accrued with respect to participants’ services to date, as well as the amount actuarially determined to pay lifetime benefits to participants and their beneficiaries upon retirement.

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

Upon the freezing of the Pension Plan effective December 31, 2024, a non-cash curtailment gain of $3.9 million was recognized for the year ended December 31, 2024. The gain is included in other income (expense) on the consolidated statement of income.

The following table sets forth the Pension Plan’s changes in benefit obligation, changes in fair value of assets, and funded status as of December 31, 2025 and 2024 using a measurement date of December 31 (in thousands):

	December 31, 2025	December 31, 2024
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$3,567	$10,553
Curtailment gain	—	(3,864)
Annuity buyout settlement	—	(3,439)
Service cost	—	1,848
Interest cost	206	503
Actuarial gain (loss)	164	(1,812)
Benefits paid	(7)	(222)
Projected benefit obligation at end of year	$3,930	$3,567

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$12,611	$14,201
Annuity buyout settlement	—	(3,439)
Actual return on Pension Plan assets	1,961	2,071
Contributions by employer	—	—
Benefits paid	(7)	(222)
Fair value of Pension Plan assets at end of year	14,565	12,611
Funded status at end of year	$10,635	$9,044

The projected Pension Plan benefit obligation as of December 31, 2025, was impacted by changes in assumptions used as of that date compared to assumptions used as of December 31, 2024. As the Pension Plan has been terminated, liquidation basis termination assumptions were used in the calculation as of December 31, 2025. These changes included a decrease in the discount rate from 5.75% as of December 31, 2024 to 5.47% as of December 31, 2025 due to changes in methodology to align with the assumptions that will be used to settle benefit obligations upon final distribution to participants and other assumptions related to anticipated participant elections of annuity versus lump sum distribution at final settlement. The effect of these assumption changes was an increase in the projected benefit obligation of approximately $0.1 million.

Amounts recognized on the consolidated balance sheets as of December 31, 2025 and 2024 consisted of (in thousands):

	December 31, 2025	December 31, 2024
Assets	$10,635	$9,044
Liabilities	—	—
	$10,635	$9,044

The Pension Plan asset is included in other assets on the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive income on the consolidated balance sheets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Net actuarial gain	$5,090	$4,371
Amounts recognized in accumulated other comprehensive income, before taxes	5,090	4,371
Income tax expense	(1,069)	(918)
Amounts recognized in accumulated other comprehensive income, after taxes	$4,021	$3,453

Net periodic pension (benefit) cost for the years ended December 31, 2025, 2024, and 2023 included the following components (in thousands):

	Years Ended December 31,
	2025	2024	2023
Components of net periodic (benefit) cost:
Curtailment gain	$—	$(3,864)	$—
Realized gain on settlement	—	(752)	—
Service cost	—	1,848	1,537
Interest cost	206	503	423
Expected return on Pension Plan assets	(882)	(964)	(807)
Recognized actuarial (gain) loss	(197)	(114)	(130)
Net periodic pension (benefit) cost	$(873)	$(3,343)	$1,023

Service cost, a component of net periodic pension (benefit) cost, is reflected in our consolidated statements of income and total comprehensive income within salaries and related employee expenses. The other components of net periodic pension (benefit) cost are included in other income, net on the consolidated statements of income and total comprehensive income. As the Pension Plan was frozen for benefit accruals and closed to new participants effective as of December 31, 2024, there was no service cost for the year ended December 31, 2025.

Other changes in Pension Plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net actuarial (gain) loss	$(915)	$(2,919)	$739
Recognized actuarial gain (loss)	197	866	130
Total recognized in other comprehensive (income) loss, before taxes	$(718)	$(2,053)	$869
Total recognized in net benefit cost and other comprehensive (income) loss, before taxes	$(1,591)	$(5,396)	$1,892

TPL reclassified $0.9 million (net of income tax benefit of $0.2 million) out of accumulated other comprehensive loss for net periodic pension (benefit) cost to other income, net for the year ended December 31, 2025, $0.6 million (net of income tax benefit of $0.1 million) for the year ended December 31, 2024 and $0.5 million (net of income tax benefit of $0.1 million) for the year ended December 31, 2023.

The following table summarizes the projected benefit obligation in excess of Pension Plan assets and Pension Plan assets in excess of accumulated benefit obligation as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Projected benefit obligation in excess of Pension Plan assets:
Projected benefit obligation	$3,930	$3,567
Fair value of Pension Plan assets	$14,565	$12,611
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$3,930	$3,567
Fair value of Pension Plan assets	$14,565	$12,611

The following are weighted-average assumptions used to determine benefit obligations and costs as of December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.47%	5.75%	5.00%
Rate of compensation increase	N/A (1)	N/A (1)	7.29%

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	5.75%	5.00%	5.25%
Expected return on Pension Plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A (1)	7.29%	7.29%

(1)As the Pension Plan was frozen effective December 31, 2024, this assumption is not applicable in the calculation of the benefit obligations as of December 31, 2025 and 2024.

The expected return on Pension Plan assets assumption of 7.0% was selected by TPL based on historical real rates of return for the current asset mix and an assumption with respect to future inflation. The rate was determined based on a long-term allocation of about two-thirds short-term cash equivalent securities and one-third fixed income; historical real rates of return of about and 2.5% and 8.5% for cash equivalent securities and fixed income, respectively; and assuming a long-term inflation rate of 2.5%.

The Pension Plan has a formal investment policy statement, which was changed at the end of 2025 due to the termination of the Pension Plan and pending distribution of assets. The Pension Plan’s investment objective is to minimize investment rate risk on the assets needed to satisfy the Pension Plan’s benefit obligations through investment in fixed income assets with durations matching the duration of the benefit obligations and to protect principal on the remaining assets through investment in cash equivalent securities. This objective emphasizes funded status protection rather than actual rate of return due to the short time horizon until assets are expected to be distributed. Diversification is achieved through investment in various classes of taxable bonds and U.S. Treasury bonds of varying durations. The asset allocation will be reviewed regularly with respect to the target allocations and rebalancing adjustments and/or target allocation changes will be made as appropriate. Our current funding policy is to maintain the Pension Plan’s fully funded status on an ERISA minimum funding basis.

The fair values of the Pension Plan assets (all considered Level 1 assets in the fair value hierarchy) are classified by major asset category as of December 31, 2025 and 2024, were as follows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents — money markets	$2,579	$574
Equities	—	8,600
Equity funds	7,282	1,049
Fixed income funds	—	—
Taxable bonds	4,704	2,388
Total	$14,565	$12,611

While no funding requirements are expected for 2026, management intends to fund the Pension Plan for 2026 to the extent of any minimum amount required under ERISA.

The following benefit payments and final distributions are expected to be paid for the following periods (in thousands):

Year ending December 31,	Amount
2026	$83
2027	4,281
2028	—
2029	—
2030	—
2031 to 2035	—

10.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, together with the 2021 Plan, the “Plans”). As of December 31, 2025, share-based compensation granted under the Plans included restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”). RSUs granted under the 2021 Plan vest in one-third annual increments over three years, and PSUs granted under the 2021 Plan cliff vest at the end of three years if the applicable performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 675,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of December 31, 2025, 366,381 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSUs under the 2021 Plan for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
	Restricted Stock Units (1)		Restricted Stock Units (1)
	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	69,636	$170	56,025	$176
Granted	19,512	457	37,965	160
Vested (2)	(36,177)	166	(23,436)	169
Cancelled and forfeited	(267)	457	(918)	176
Nonvested at end of period	52,704	$277	69,636	$170

(1)RSUs vest in one-third increments over a three-year period.
(2)Of the 36,177 RSUs that vested during the year ended December 31, 2025, 14,262 RSUs were surrendered by employees to the Company upon vesting to settle tax withholdings. Of the 23,436 RSUs that vested during the year ended December 31, 2024, 8,844 RSUs were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

The following table summarizes activity related to PSUs under the 2021 Plan for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period(1)	63,234	$191	38,214	$198
Granted(2)	11,544	548	25,020	179
Vested(3)	(21,546)	151	—	—
Cancelled and forfeited	—	—	—	—
Nonvested at end of period	53,232	$285	63,234	$191

(1)Nonvested PSUs as of January 1, 2025 included 31,617 RTSR (as defined below) PSUs and 31,617 FCF (as defined below) PSUs. If the maximum of the performance metrics described in the applicable PSU agreements are achieved, the actual number of shares that will ultimately vest pursuant to the PSU agreements will exceed target PSUs by 100% (i.e., a collective 63,234 additional shares would be issued).
(2)The PSUs were granted on February 15, 2025 and include 5,772 RTSR PSUs (based on target) with a grant date fair value of $638 per share and 5,772 FCF PSUs (based on target) with a grant date fair value of $457 per share. If the maximum amount of the performance metrics described in the applicable PSU agreements are achieved, the actual number of shares that will ultimately vest pursuant to the PSU agreements will exceed target PSUs by 100% (i.e., a collective 11,544 additional shares would be issued).
(3)Vested PSUs are based on the original number of PSUs granted (i.e., target units). The actual number of shares delivered upon vesting of PSUs during the year ended December 31, 2025 totaled 43,092 shares, of which 18,750 shares were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

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

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 90,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of December 31, 2025, 69,093 shares of Common Stock remained available under the 2021 Directors Plan for future grants.

The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
	Restricted Stock Awards		Restricted Stock Awards
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	—	$—	3,402	$260
Granted (1)	3,564	369	6,480	175
Vested	(3,564)	369	(9,882)	204
Cancelled and forfeited	—	—	—	—
Nonvested at end of period	—	$—	—	$—

(1)RSAs vest in full on the date of grant.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2025	2024	2023
Salaries and related employee expenses (employee awards)	$13,817	$11,364	$9,124
General and administrative expenses (director awards)	1,314	1,134	1,219
Total share-based compensation expense (1)	$15,131	$12,498	$10,343

(1)The Company recognized a tax benefit of $3.2 million, $2.6 million, and $2.2 million related to share-based compensation for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, there was $12.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 11 months.

11.    Other Income, Net

Other income, net, includes interest earned on our cash balances, and other miscellaneous income (expense). Miscellaneous income (expense) includes insurance proceeds and gains and losses on disposals of capital assets.

Other income, net for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Other income, net:
Interest earned on cash and cash equivalents, net	$17,970	$32,140	$28,630
Curtailment gain (1)	—	3,864	—
Realized gain on pension settlement (1)	—	752	—
Other employee pension costs	873	575	514
Miscellaneous other income (expense), net (2)	15	2,352	2,364
Total other income, net	$18,858	$39,683	$31,508

(1)See Note 9, “Pension and Other Postretirement Benefits” for discussion of curtailment gain and realized gain on pension settlement.
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

12.    Income Taxes

The income tax provision charged to operations for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$118,700	$116,323	$106,721
State and local	3,698	3,934	3,796
Current income tax expense	122,398	120,257	110,517
Deferred expense:
U.S. federal	6,546	4,530	964
State and local	9	74	435
Deferred income tax expense	6,555	4,604	1,399
Total income tax expense	$128,953	$124,861	$111,916

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2025, 2024, and 2023 to income before federal income taxes as a result of the following (in thousands, except percentages):

	Years Ended December 31,
	2025		2024		2023
Computed tax expense at the statutory rate of 21%	$128,169	21.0%	$121,552	21.0%	$108,688	21.0%
Reduction in income taxes resulting from:
State and local income taxes, net of federal benefit (1)	2,930	0.5%	3,182	0.5%	3,439	0.7%
Tax credits	(1,857)	(0.3)%	(850)	(0.1)%	—	—%
Nondeductible and nontaxable items	(289)	(0.1)%	977	0.2%	(211)	(0.1)%
Total income tax expense	$128,953	21.1%	$124,861	21.6%	$111,916	21.6%

(1)Primarily related to income taxes imposed by the State of Texas.

Nondeductible and nontaxable items primarily consist of statutory depletion, prior-year tax adjustments, penalties and interest, and other permanent differences. The Company had no material changes in valuation allowances, unrecognized tax benefits, foreign tax effects, cross-border tax laws, or enacted tax law changes impacting the effective tax rate during the periods presented.

Total income taxes paid (net of refunds received) for the year ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
U.S. federal	$123,000	$117,000	$100,538
State and local	3,955	3,669	3,541
Total income taxes paid (net of refunds received)	$126,955	$120,669	$104,079

Income taxes paid (net of refunds received) were principally attributable to U.S. federal income taxes. No individual state jurisdiction accounted for 5% or more of the total income taxes paid in the periods presented.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Unearned revenue	$8,821	$5,879
Stock compensation	2,976	2,677
Right of use lease liabilities	3,739	263
Other	260	515
Total deferred tax assets	15,796	9,334

Real estate and royalty interests	35,405	33,581
Property, plant and equipment	23,482	20,724
Capitalized research and development cost	5,905	—
Pension plan asset	2,235	1,901
Right of use assets	2,876	244
Other, net	—	285
Total deferred tax liabilities	69,903	56,735
Deferred taxes payable	$(54,107)	$(47,401)

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The provisions of the OBBBA impacting the Company primarily related to accelerated depreciation and immediate expensing of capitalized research and development costs. The OBBBA did not have a material impact on our annual effective tax rate in 2025.

Unrecognized Tax Benefits and Open Tax Years

The Company is subject to taxation in the United States, Texas, and New Mexico. The Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2022.

The Company had no material unrecognized tax benefits as of December 31, 2025 or 2024. Accordingly, changes in unrecognized tax benefits did not have a material impact on the Company’s effective tax rate during the periods presented.

13.    Earnings Per Share

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

The following table sets forth the computation of EPS for the years ended December 31, 2025, 2024, and 2023 (in thousands, except number of shares and per share data):

	Years Ended December 31,
	2025	2024	2023
Net income	$481,376	$453,960	$405,645

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	68,949,240	68,958,591	69,132,915
Basic earnings per share	$6.98	$6.58	$5.87

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	68,949,240	68,958,591	69,132,915
Effect of dilutive securities:
Stock-based incentive plan	78,252	100,661	46,620
Weighted average shares outstanding for diluted earnings per share	69,027,492	69,059,252	69,179,535
Diluted earnings per share	$6.97	$6.57	$5.86

RSAs are included in the number of shares of Common Stock issued and outstanding, but omitted from the basic earnings per share calculation until such time as the RSAs vest. Certain stock awards granted are not included in the dilutive securities in the table above as they are anti-dilutive for the years ended December 31, 2025 and 2023. There were no anti-dilutive securities for the year ended December 31, 2024.

14.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of December 31, 2025, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of December 31, 2025.

Lease Commitments

As of December 31, 2025 and 2024, we have recorded right-of-use assets of $13.7 million and $1.2 million, respectively, and lease liabilities of $17.8 million and $1.3 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. During the year ended December 31, 2025, the Company entered into a new office lease, expiring in May 2036, for the relocation of its headquarters in Dallas, Texas. The office lease agreement for our Midland, Texas, office expires in July 2027. The office lease agreements require monthly rent payments, and the operating lease expense is recognized on a straight-line basis over the lease term. Operating lease costs were $1.4 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations. There are no residual value guarantees in our lease commitments. The weighted-average lease term for our operating lease liabilities is approximately 10.2 years. The weighted average discount rate of our operating leases is 6.6%.

Future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2026	$1,613
2027	2,401
2028	2,275
2029	2,338
2030	2,403
2031 and thereafter	14,220
Total lease payments	25,250
Less: imputed interest	(7,462)
Total operating lease liabilities	$17,788

Rent expense for these lease agreements amounted to approximately $1.3 million for the year ended December 31, 2025 and approximately $0.8 million for each of the years ended December 31, 2024 and 2023.

15.    Equity

Increases in Authorized Shares of Common Stock

As of December 31, 2025, the Company had authorized shares consisting of 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”) and 139,610,808 shares of Common Stock. On December 2, 2025, the Company filed an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware, pursuant to which the Certificate of Incorporation was amended to provide that the total number of authorized shares of capital stock of the Company be increased to 140,610,808 share of capital stock, consisting of 1,000,000 shares of Preferred Stock and 139,610,808 shares of Common Stock.

As of December 31, 2024, the Company had authorized shares consisting of 1,000,000 shares of Preferred Stock, and 46,536,936 shares of Common Stock. On March 1, 2024, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which the Certificate of Incorporation was amended to provide that the total number of authorized shares of capital stock of the Company be increased to 47,536,936 shares of capital stock, consisting of 1,000,000 shares of Preferred Stock and 46,536,936 shares of Common Stock.

Common Stock Split

On December 22, 2025, we effected a three-for-one forward stock split of our Common Stock. The record date for the stock split was December 12, 2025. The shares of Common Stock retained a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common Stock.”

On March 26, 2024, we effected a three-for-one stock split in the form of a stock dividend of two additional shares of Common Stock outstanding to stockholders of record as of March 18, 2024. The shares of Common Stock retained a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common Stock.”

All share, RSA, RSU, PSU and per share information has been retroactively adjusted to reflect both the December 22, 2025 and March 26, 2024 stock splits.

Dividends

For the year ended December 31, 2025, we paid total regular cash dividends of $2.13 per share of Common Stock. For the year ended December 31, 2024, we paid total regular cash dividends of $1.70 per share of Common Stock and special dividends of $3.33 per share of Common Stock.

Stock Repurchase Program

On November 1, 2022, our board of directors (the “Board”) approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock. The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. The stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and are subject to market conditions, applicable legal requirements and other factors. As of December 31, 2025, the remaining amount authorized under the approved stock repurchase program was $170.2 million.

For the years ended December 31, 2025 and 2024, we repurchased $8.4 million and $29.2 million shares of our Common Stock, respectively.

16.    Business Segment Reporting

During the periods presented, we reported our financial performance based on the following reportable segments: Land and Resource Management and Water Services and Operations. We eliminate inter-segment revenues and expenses, if any, upon consolidation. There were no inter-segment revenues for the years ended December 31, 2025, 2024, and 2023.

The Land and Resource Management segment encompasses the business of managing our approximately 882,000 surface acres of land and our approximately 224,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following table presents segment financial results for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) and the reconciliation to consolidated (“Cons”) financial results for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025			2024			2023
	LRM	WSO	Cons	LRM	WSO	Cons	LRM	WSO	Cons
Revenues:
Oil and gas royalties	$411,677	$—	$411,677	$373,331	$—	$373,331	$357,394	$—	$357,394
Water sales	—	169,701	169,701	—	150,724	150,724	—	112,203	112,203
Produced water royalties	—	124,218	124,218	—	104,123	104,123	—	84,260	84,260
Easements and other surface-related income	78,230	13,545	91,775	63,074	10,183	73,257	67,905	3,027	70,932
Land sales	819	—	819	4,388	—	4,388	6,806	—	6,806
Total revenues	490,726	307,464	798,190	440,793	265,030	705,823	432,105	199,490	631,595

Expenses:
Salaries and related employee expenses	29,184	28,741	57,925	27,493	26,128	53,621	21,945	21,439	43,384
Water service-related expenses	—	53,528	53,528	—	46,124	46,124	—	33,566	33,566
General and administrative expenses	14,358	9,422	23,780	25,531	8,952	34,483	39,078	7,372	46,450
Depreciation, depletion and amortization	44,555	17,978	62,533	10,968	14,194	25,162	3,073	11,684	14,757
Ad valorem and other taxes	8,218	45	8,263	7,257	38	7,295	7,382	3	7,385
Total operating expenses	96,315	109,714	206,029	71,249	95,436	166,685	71,478	74,064	145,542

Operating income	394,411	197,750	592,161	369,544	169,594	539,138	360,627	125,426	486,053

Interest expense	(552)	(138)	(690)	—	—	—	—	—	—
Other income, net	14,926	3,932	18,858	31,707	7,976	39,683	30,384	1,124	31,508
Income before income taxes	408,785	201,544	610,329	401,251	177,570	578,821	391,011	126,550	517,561
Income tax expense	86,370	42,583	128,953	86,350	38,511	124,861	84,305	27,611	111,916
Net income	$322,415	$158,961	$481,376	$314,901	$139,059	$453,960	$306,706	$98,939	$405,645

Interest income by segment is included in other income, net in the table above.

The following tables present purchases of fixed assets, total assets, and property, plant and equipment, net by segment (in thousands):

	Years Ended December 31,
	2025	2024	2023
Purchases of Fixed Assets:
Land and resource management	$10,282	$279	$241
Water services and operations	55,666	29,144	15,190
Total purchases of fixed assets	$65,948	$29,423	$15,431

	December 31, 2025	December 31, 2024
Assets:
Land and resource management	$1,332,180	$1,024,188
Water services and operations	291,098	223,832
Total consolidated assets	$1,623,278	$1,248,020

Property, plant and equipment, net:
Land and resource management	$7,336	$4,805
Water services and operations	157,202	117,773
Total consolidated property, plant and equipment, net	$164,538	$122,578

17.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On February 10, 2026, our Board declared a quarterly cash dividend of $0.60 per share, payable on March 16, 2026 to stockholders of record at the close of business on March 2, 2026.

18.    Supplemental Oil and Gas Reserve Information (Unaudited)

The Company’s oil and gas reserves are attributable solely to properties within the United States.

Our Share of Oil and Gas Produced

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. For the years ended December 31, 2025, 2024, and 2023 our share of oil and gas produced was approximately 34.6, 26.8, and 23.5 thousand Boe per day, respectively.

Capitalized Oil and Gas Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depletion are as follows (in thousands):

	December 31, 2025	December 31, 2024
Oil, natural gas and NGL interests
Proved	$369,282	$150,984
Unproved	528,155	296,087
Total oil, natural gas and NGL interests	897,437	447,071
Accumulated depletion	(57,413)	(14,670)
Net oil, natural gas and NGL interests capitalized	$840,024	$432,401

The Company owns approximately 224,000 NRA as of December 31, 2025. Of our total NRA, approximately 191,000 was acquired in 1888 and was recorded with no value. The remaining approximately 33,000 NRA have been acquired over recent years and are included in royalty interests acquired on the consolidated balance sheet. See additional discussion in Note 4, “Oil and Gas Royalty Interests.”

Costs Incurred in Oil and Gas Activities

Costs incurred in oil, natural gas and NGL acquisition and development activities are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Acquisition costs
Proved	$218,298	$121,018	$3,566
Unproved	232,068	274,559	—
Total acquisition costs (1)	$450,366	$395,577	$3,566

(1)Total acquisition costs include post-close adjustment from seller related to prior year asset acquisition.

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the revenues and expenses related to the production and sale of oil and gas (in thousands). It does not include any general and administrative costs and, therefore, is not necessarily indicative of the net operating results of the Company’s oil and gas operations.

	Years Ended December 31,
	2025	2024	2023
Oil and gas revenues (1)	$411,677	$373,331	$357,394
Ad valorem taxes	(7,906)	(6,952)	(7,200)
Depletion expense	(42,743)	(9,785)	(1,982)
Income tax expense	(79,137)	(76,917)	(75,284)
Results of operations from oil and gas	$281,891	$279,677	$272,928

(1)Oil and gas revenues are reported net of production taxes.

Analysis of Changes in Oil and Gas PDP Reserves

PDP reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well. The Company’s oil and gas properties are located in the Permian Basin.

The PDP reserve estimates and their associated future net cash flows were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), an independent third-party petroleum engineering firm, as of December 31, 2025. The reserve report covers only PDP reserves and does not include undeveloped minerals or royalties. The oil and gas PDP reserve estimates represent the Company’s net ownership interest in its proved properties and were estimated in accordance with guidelines established by the SEC. Reserve studies were not prepared for periods prior to December 31, 2024. Accordingly, comparative reserve information for those periods was derived from the December 31, 2024, reserve report by rolling volumes backwards from 2024 to 2022 to reflect historical production. Therefore, no revisions of prior estimates were recorded for these periods.

The following table presents changes in estimated PDP reserves and was prepared in accordance with the rules and regulations of the SEC:

	Crude Oil and Condensate (MBbls)(1)	Natural Gas (MMcf)(1)	Natural Gas Liquids (MBbls)(1)	Total (MBoe)(1)
Net PDP reserves at December 31, 2022	16,233	99,996	15,329	48,228
Extensions and discoveries	6,858	31,196	5,010	17,067
Acquisition of reserves	89	664	102	302
Production	(3,701)	(14,528)	(2,453)	(8,575)
Net PDP reserves at December 31, 2023	19,479	117,328	17,988	57,022
Extensions and discoveries	5,587	23,483	3,824	13,324
Acquisition of reserves	2,378	13,317	2,042	6,639
Production	(4,118)	(17,074)	(2,841)	(9,804)
Net PDP reserves at December 31, 2024	23,326	137,054	21,013	67,181
Extensions and discoveries	5,376	30,285	4,636	15,059
Acquisition of reserves	3,352	13,876	2,237	7,902
Production	(4,936)	(23,359)	(3,784)	(12,613)
Revisions	(2,927)	(9,844)	154	(4,413)
Net PDP reserves at December 31, 2025	24,191	148,012	24,256	73,116

Net PDP reserves
December 31, 2022	16,233	99,996	15,329	48,228
December 31, 2023	19,479	117,328	17,988	57,022
December 31, 2024	23,326	137,054	21,013	67,181
December 31, 2025	24,191	148,012	24,256	73,116

(1)Commonly used definitions in the oil and gas industry not previously defined: MBbls represents one thousand barrels of crude oil, condensate or NGLs. MMcf represents one million cubic feet of natural gas. MBoe represents one thousand Boe.

Standardized Measure of Oil and Gas

The standardized measure of discounted future net cash flows before income taxes related to the oil and gas PDP reserves of the interests is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Future cash inflows	$2,357,725	$2,566,234	$2,150,816
Future production costs	(175,564)	(191,879)	(157,805)
Future income taxes	(297,366)	(423,633)	(422,629)
Future net cash flows	1,884,795	1,950,722	1,570,382
Less: 10% annual discount	(869,261)	(942,086)	(748,864)
Standard measure of discounted future net cash flows	$1,015,534	$1,008,636	$821,518

Reserve estimates and future cash flows are based on the average market prices for sales of oil and natural gas adjusted for basis differentials, on the first calendar day of each month during the year. The average prices used for 2025, 2024, and 2023 were $65.34, $76.32, and $78.21 per barrel for crude oil and $1.93, $2.13, and $2.64 per Mcf for natural gas, respectively.

Future production costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in producing the oil and gas PDP reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. A discount factor of 10% was used to reflect the timing of future net cash flows.

The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in oil and gas reserve estimates.

Changes in Standardized Measure of Oil and Gas

Changes in the standardized measure of discounted future net cash flows before income taxes related to the oil and gas PDP reserves of the interests are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Standardized measure - beginning of year	$1,008,636	$821,518	$995,621
Sales, net of production costs	(403,771)	(366,379)	(350,194)
Net changes of prices and production costs related to future production	(196,250)	10,003	(426,381)
Extensions and discoveries	327,777	330,825	441,343
Acquisition of reserves	153,962	125,918	5,827
Revisions of previous quantity estimates	(81,728)	—	—
Net change in income taxes	57,530	1,424	51,996
Accretion of discount	122,839	104,269	126,879
Changes in timing and other	26,539	(18,942)	(23,573)
Standardized measure - end of year	$1,015,534	$1,008,636	$821,518

*****