Form 10-Q
period 2026-03-31
Texas Pacific Land Corp
filed 2026-05-06
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Yes ☐ No ☑

As of April 30, 2026, there were 68,974,429 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$247,571	$144,809
Accounts receivable and accrued receivables, net	181,053	164,905
Prepaid expenses and other current assets	5,866	5,295
Tax like-kind exchange escrow	595	595
Prepaid income taxes	—	3,716
Total current assets	435,085	319,320
Royalty interests acquired, net	831,450	840,024
Real estate acquired	179,129	179,129
Property, plant and equipment, net	166,751	164,538
Intangible assets, net	32,260	32,846
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th and 1/128th nonparticipating perpetual royalty interests	—	—
Equity investment	50,000	50,000
Financing receivable, net	19,984	—
Operating lease right-of-use assets	13,404	13,683
Other assets	23,390	23,738
Total assets	$1,751,453	$1,623,278
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$40,541	$39,578
Ad valorem and other taxes payable	2,945	8,912
Income taxes payable	37,271	4,007
Unearned revenue	22,168	20,107
Credit facility	—	—
Total current liabilities	102,925	72,604
Deferred taxes payable	57,691	54,107
Unearned revenue - noncurrent	18,973	21,072
Operating lease liabilities	15,844	16,175
Accrued liabilities - noncurrent	74	413
Total liabilities	195,507	164,371

Commitments and contingencies (Note 12)	—	—

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 139,610,808 shares authorized as of March 31, 2026 and December 31, 2025, 68,974,187 and 68,938,230 outstanding as of March 31, 2026 and December 31, 2025, respectively	691	691
Treasury stock, at cost; 284,041 and 319,998 shares as of March 31, 2026 and December 31, 2025, respectively	(132,908)	(151,242)
Additional paid-in capital	2,909	9,906
Accumulated other comprehensive income	3,791	4,150
Retained earnings	1,681,463	1,595,402
Total equity	1,555,946	1,458,907
Total liabilities and equity	$1,751,453	$1,623,278

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Oil and gas royalties	$118,167	$111,245
Water sales	46,863	38,813
Produced water royalties	33,529	27,700
Easements and other surface-related income	17,315	18,225
Land sale	20,944	—
Total revenues	236,818	195,983

Expenses:
Salaries and related employee expenses	14,987	14,572
Water service-related expenses	14,287	11,126
General and administrative expenses	8,631	6,072
Depreciation, depletion and amortization	14,043	11,941
Ad valorem and other taxes	2,542	2,199
Total operating expenses	54,490	45,910

Operating income	182,328	150,073

Interest expense	(992)	—
Other income, net	2,228	4,321
Income before income taxes	183,564	154,394
Income tax expense	40,662	33,742
Net income	$142,902	$120,652

Other comprehensive loss — periodic pension costs, net of income taxes of $95 and $11 for the three months ended March 31, 2026 and 2025, respectively	(359)	(39)
Total comprehensive income	$142,543	$120,613

Net income per share of common stock
Basic	$2.07	$1.75
Diluted	$2.07	$1.75

Weighted average number of shares of common stock outstanding
Basic	68,959,013	68,942,085
Diluted	69,009,942	69,017,541

Cash dividends per share of common stock	$0.60	$0.53

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$142,902	$120,652
Adjustments to reconcile net income to net cash provided by operating activities:
Land sale with financing arrangement	(20,944)	—
Depreciation, depletion and amortization	14,043	11,941
Share-based compensation	5,063	4,397
Deferred taxes	3,584	788
Other	186	—
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(14,458)	(11,339)
Operating liabilities, excluding income taxes	(5,348)	(2,657)
Income taxes payable	33,264	32,944
Prepaid income taxes	3,716	—
Cash provided by operating activities	162,008	156,726

Cash flows from investing activities:
Deposit for acquisition	(1,039)	—
Purchases of fixed assets	(7,348)	(8,966)
Acquisition of real estate	—	(5)
Acquisition of royalty interests, net of post-close adjustments	—	(3,546)
Cash used in investing activities	(8,387)	(12,517)

Cash flows from financing activities:
Dividends paid	(41,796)	(37,434)
Shares exchanged for tax withholdings	(9,063)	(14,260)
Cash settlement of common stock repurchases	—	(100)
Cash used in financing activities	(50,859)	(51,794)

Net increase in cash, cash equivalents and restricted cash	102,762	92,415
Cash, cash equivalents and restricted cash, beginning of period	145,404	371,381
Cash, cash equivalents and restricted cash, end of period	$248,166	$463,796

Supplemental disclosure of cash flow information:
Income taxes paid	$3	$—
Interest paid	$650	$—
Supplemental non-cash investing and financing information:
(Decrease) increase in accounts payable related to purchases of fixed assets	$(430)	$942
Accrued dividends on unvested stock awards	$(291)	$(478)
Financing receivable from land sale	$20,902	$—

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Description of Business

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL,” the “Company,” “our,” “we,” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 881,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 33,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 224,000 NRA, principally concentrated in the Permian Basin.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report on Form 10-Q (this “Quarterly Report”), and these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our 2025 Annual Report. The results for the interim periods shown in this Quarterly Report are not necessarily indicative of future financial results.

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

On December 22, 2025, we effected a three-for-one forward stock split of our common stock, par value $0.01 per share (the “Common Stock”). The record date for the stock split was December 12, 2025. The shares of Common Stock retained a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common Stock.”

Unless the context otherwise requires, all share and per share information (including information regarding treasury shares, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”)) have been retroactively adjusted to reflect the stock split.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that correspond to the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$247,571	$144,809
Tax like-kind exchange escrow	595	595
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$248,166	$145,404

Financing Receivable, Net

We may enter into land sale transactions that include either explicit or implied seller financing arrangements. In such transactions, the land sale is recognized upon completion of the performance obligation which we consider to be when control of the land transfers to the buyer. As the contract price is collected over time, a net financing receivable is recorded at the date of sale for the difference between the contract price and the land sale revenue recognized, which represents the total contract consideration discounted for the time value of money imputed at a market-based rate of return. The carrying value of our financing receivable approximates its fair value and is classified as Level 3 within the fair value hierarchy.

Financing receivables are subsequently measured at amortized cost, with the difference between the contractual payments and the initial carrying value recognized as interest income over the term of the arrangement using the effective interest method. Interest income is included in other income, net in the condensed consolidated statements of income.

We evaluate our financing receivable for expected credit losses based on the credit quality of the counterparty, the underlying collateral, and other relevant factors. As of March 31, 2026, no allowance for expected credit losses was recorded.

3.    Oil and Gas Royalty Interests

As of March 31, 2026 and December 31, 2025, the net book value of the oil and gas royalty interests we owned was as follows (in thousands):

	March 31, 2026	December 31, 2025
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired, at cost (3)	897,437	897,437
Total royalty interests	897,437	897,437
Less: accumulated depletion	(65,987)	(57,413)
Royalty interests, net	$831,450	$840,024

(1)Royalty interests assigned through the Declaration of Trust. Nonparticipating perpetual royalty interests in 185,369 NRA as of March 31, 2026 and December 31, 2025.
(2)Royalty interests assigned through the Declaration of Trust. Nonparticipating perpetual royalty interests in 5,308 NRA as of March 31, 2026 and December 31, 2025.
(3)Royalty interest in 33,380 NRA as of March 31, 2026 and December 31, 2025.

There were no acquisitions of oil and gas royalty interests during the three months ended March 31, 2026. During the three months ended March 31, 2025, we acquired oil and gas royalty interests for a purchase price of approximately $3.5 million, net of post-closing adjustments, in an all-cash transaction. There were no sales of oil and gas royalty interests during the three months ended March 31, 2026 or 2025.

Depletion expense was $8.6 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively.

4.    Real Estate Activity

As of March 31, 2026 and December 31, 2025, we owned the following land and real estate (in thousands, except number of acres):

	March 31, 2026		December 31, 2025
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	797,947	$—	798,626	$—
Real estate acquired	83,427	179,129	83,427	179,129
Total real estate	881,374	$179,129	882,053	$179,129

(1)Real estate assigned through the Declaration of Trust.

Land Sale

During the three months ended March 31, 2026, we entered into an arrangement with a developer of a power generation plant to support data center operations. In conjunction with this arrangement, we sold land for aggregate consideration of $42.5 million. The consideration consisted of a nominal cash payment received at closing and annual payments due to us through 2046.

This arrangement also provides for a put option held by the developer and a call option held by us regarding our repurchase of the land if certain development milestones are not achieved. Additionally, we entered into a separate agreement to supply water to the project.

We recognized land sale revenue of $20.9 million at closing and recorded a financing receivable for the deferred consideration. The financing receivable was recorded at its present value of $20.9 million, which represents the contractual payments of $42.4 million discounted at an effective interest rate of 7.5%.

As of March 31, 2026, the carrying value of the financing receivable was $21.0 million, of which $1.0 million is included in current assets on the condensed consolidated balance sheets. Interest income recognized on the financing receivable was $0.1 million for the three months ended March 31, 2026.

There were no land sales for the three months ended March 31, 2025.

Land Acquisitions

There were no land acquisitions for the three months ended March 31, 2026 or 2025.

5.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Property, plant and equipment, at cost:
Water service-related assets	$225,341	$218,657
Furniture, fixtures and equipment	12,321	12,087
Other	598	598
Total property, plant and equipment, at cost	238,260	231,342
Less: accumulated depreciation	(71,509)	(66,804)
Property, plant and equipment, net	$166,751	$164,538

Depreciation expense was $4.7 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively.

6.    Intangible Assets

Intangible assets, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Contracts acquired in a business combination	15,700	15,700
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (1)	37,103	37,103
Less: accumulated amortization	(4,843)	(4,257)
Intangible assets, net	$32,260	$32,846

(1)The remaining weighted average amortization period for total intangible assets was 9.3 years as of March 31, 2026.

Amortization of intangible assets was $0.6 million for both the three months ended March 31, 2026 and 2025, respectively. The estimated future amortization expense of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Estimated Future Amortization Expense
Remainder of 2026	$1,756
2027	2,342
2028	2,342
2029	2,342
2030	2,342
2031 and thereafter	21,136
Total expected amortization expense	$32,260

7.    Credit Facility

On October 23, 2025, the Company entered into a revolving credit agreement (the “Credit Facility”) providing for total commitments of $500.0 million, with the ability, subject to lender approval, to increase total commitments by up to $250.0 million, in minimum increments of $50.0 million. The Credit Facility matures on October 23, 2029. The facility was undrawn during the period.

Borrowings under the Credit Facility bear interest at variable rates based on the Company’s consolidated total leverage ratio, using a base rate or SOFR-based rate plus an applicable margin. The Company also pays commitment fees on the unused portion of the Credit Facility and customary letter of credit fees.

The Credit Facility is unsecured; however, it becomes subject to a springing security interest on substantially all equity securities of the Company’s subsidiaries if the Company’s consolidated total leverage ratio exceeds 2.50 to 1.0. The Credit Facility contains customary financial and other covenants and other customary provisions. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Facility.

As of March 31, 2026, unamortized debt issuance costs related to the Credit Facility were $4.5 million. For the three months ended March 31, 2026, interest expense related to the Credit Facility was $1.0 million, including $0.3 million of amortization of debt issuance costs.

8.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the Texas Pacific Land Corporation 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, together with the 2021 Plan, the “Plans”). As of March 31, 2026, share-based compensation granted under the Plans included RSAs, RSUs and PSUs. RSUs granted under the 2021 Plan vest in one-third annual increments over three years, and PSUs granted under the 2021 Plan cliff vest at the end of three years if the applicable performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 675,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of March 31, 2026, 320,794 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSUs granted under the 2021 Plan for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	52,704	$277
Granted (1)	23,290	432
Vested (2)	(26,718)	246
Cancelled and forfeited	(36)	457
Nonvested at end of period	49,240	$367

(1)RSUs vest in one-third annual increments over a three-year period.
(2)Of the 26,718 RSUs that vested during the three months ended March 31, 2026, 10,518 RSUs were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

The following table summarizes activity related to PSUs granted under the 2021 Plan for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Number of Target PSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	53,232	$285
Granted (1)	13,872	557
Vested (2)	(16,668)	260
Cancelled and forfeited	—	—
Nonvested at end of period	50,436	$368

(1)The PSUs were granted on February 15, 2026 and include 6,936 RTSR PSUs (defined below) (based on target) with a grant date fair value of $681 per share and 6,936 FCF PSUs (defined below) (based on target) with a grant date fair value of $432 per share. If the maximum performance levels described in the PSU agreements are achieved, the actual number of shares that will ultimately vest under the PSU agreements will exceed target PSUs by 100% (i.e., an aggregate of 13,872 additional shares would be issued).
(2)Vested PSUs are based on the original number of PSUs granted (i.e., target units). The actual number of shares delivered upon vesting of PSUs during the three months ended March 31, 2026 totaled 27,925 shares, of which 11,492 shares were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

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

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 90,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of March 31, 2026, 64,661 shares of Common Stock remained available under the 2021 Directors Plan for future grants. On January 1, 2026, the Company granted 4,432 RSAs with a grant date fair value of $298 per share, which vested in full on the grant date. Of the 4,432 RSAs that were granted during the three months ended March 31, 2026, 1,108 RSAs were deferred at the election of certain directors pursuant to the 2021 Directors Plan until the year following the director’s termination as a director.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2026	2025
Salaries and related employee expenses (employee awards)	$3,742	$3,083
General and administrative expenses (director awards)	1,321	1,314
Total share-based compensation expense (1)	$5,063	$4,397

(1)The Company recognized a tax benefit of $1.1 million and $0.9 million related to share-based compensation for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there was $26.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.6 years.

9.    Other Income, Net

Other income, net for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Other income, net:
Interest earned on cash and cash equivalents, net	$1,550	$4,102
Interest earned on financing receivable, net	131	—
Expected return on pension assets, net	547	219
Total other income, net	$2,228	$4,321

10.    Income Taxes

The calculation of our effective tax rate was as follows for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$183,564	$154,394
Income tax expense	$40,662	$33,742
Effective tax rate	22.2%	21.9%

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2026 and 2025 (in thousands, except number of shares and per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$142,902	$120,652

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	68,959,013	68,942,085
Basic earnings per share	$2.07	$1.75

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	68,959,013	68,942,085
Effect of dilutive securities:
Incentive and equity compensation plans	50,929	75,456
Weighted average shares outstanding for diluted earnings per share	69,009,942	69,017,541
Diluted earnings per share	$2.07	$1.75

Restricted stock, if any, is included in the number of shares of Common Stock issued and outstanding but omitted from the basic EPS calculation until the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they were anti-dilutive for the three months ended March 31, 2026 and 2025.

12.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of March 31, 2026, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of March 31, 2026.

Lease Commitments

As of March 31, 2026 and December 31, 2025, we had right-of-use assets of $13.4 million and $13.7 million, respectively, and lease liabilities of $18.0 million and $17.8 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The leases for our Dallas and Midland offices expire in May 2036 and July 2027, respectively. The office lease agreements require monthly rent payments, and operating lease expense is recognized on a straight-line basis over the lease term. Operating lease costs were $0.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The weighted-average lease term for our operating lease liabilities is approximately 10.0 years. The weighted average discount rate of our operating leases is 6.6%.

Future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2026	$1,519
2027	2,401
2028	2,275
2029	2,338
2030	2,403
2031 and thereafter	14,220
Total lease payments	25,156
Less: imputed interest	(7,169)
Total operating lease liabilities	$17,987

13.    Changes in Equity

The following tables present changes in our equity for the three months ended March 31, 2026 and 2025 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the three months ended March 31, 2026:
Balances as of December 31, 2025	68,938,230	$691	$(151,242)	$9,906	$4,150	$1,595,402	$1,458,907
Net income	—	—	—	—	—	142,902	142,902
Regular dividends paid and accrued — $0.60 per share of common stock	—	—	—	—	—	(41,796)	(41,796)
Share-based compensation, net of forfeitures	57,967	—	27,397	(6,997)	—	(15,045)	5,355
Shares exchanged for tax withholdings	(22,010)	—	(9,063)	—	—	—	(9,063)
Periodic pension costs, net of income taxes of $95	—	—	—	—	(359)	—	(359)
Balances as of March 31, 2026	68,974,187	$691	$(132,908)	$2,909	$3,791	$1,681,463	$1,555,946

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the three months ended March 31, 2025:
Balances as of December 31, 2024	68,915,409	$231	$(168,843)	$19,900	$3,583	$1,277,594	$1,132,465
Net income	—	—	—	—	—	120,652	120,652
Regular dividends paid and accrued — $0.53 per share of common stock	—	—	—	—	—	(37,434)	(37,434)
Share-based compensation, net of forfeitures	77,670	—	38,253	(17,778)	—	(15,602)	4,873
Shares exchanged for tax withholdings	(31,344)	—	(14,260)	—	—	—	(14,260)
Periodic pension costs, net of income taxes of $11	—	—	—	—	(39)	—	(39)
Balances as of March 31, 2025	68,961,735	$231	$(144,850)	$2,122	$3,544	$1,345,210	$1,206,257

Stock Repurchase Program

On November 1, 2022, our board of directors (the “Board”) approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock. The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. The stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and are subject to market conditions, applicable legal requirements and other factors. As of March 31, 2026, the remaining amount authorized under the approved stock repurchase program was $170.2 million.

14.    Business Segment Reporting

During the periods presented, we reported our financial performance based on the following reportable segments: Land and Resource Management and Water Services and Operations. We eliminate inter-segment revenues and expenses, if any, upon consolidation. There were no inter-segment revenues for the three months ended March 31, 2026 and 2025.

The Land and Resource Management segment encompasses the business of managing our approximately 881,000 surface acres of land and our approximately 224,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following table presents segment financial results for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) and the reconciliation to consolidated financial results for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$118,167	$—	$118,167	$111,245	$—	$111,245
Water sales	—	46,863	46,863	—	38,813	38,813
Produced water royalties	—	33,529	33,529	—	27,700	27,700
Easements and other surface-related income	14,449	2,866	17,315	15,336	2,889	18,225
Land sale	20,944	—	20,944	—	—	—
Total revenues	153,560	83,258	236,818	126,581	69,402	195,983

Expenses:
Salaries and related employee expenses	7,558	7,429	14,987	7,404	7,168	14,572
Water service-related expenses	—	14,287	14,287	—	11,126	11,126
General and administrative expenses	5,495	3,136	8,631	3,313	2,759	6,072
Depreciation, depletion and amortization	9,194	4,849	14,043	7,689	4,252	11,941
Ad valorem and other taxes	2,530	12	2,542	2,189	10	2,199
Total operating expenses	24,777	29,713	54,490	20,595	25,315	45,910

Operating income	128,783	53,545	182,328	105,986	44,087	150,073

Interest expense	(793)	(199)	(992)	—	—	—
Other income, net	1,581	647	2,228	3,416	905	4,321
Income before income taxes	129,571	53,993	183,564	109,402	44,992	154,394
Income tax expense	28,648	12,014	40,662	23,858	9,884	33,742
Net income	$100,923	$41,979	$142,902	$85,544	$35,108	$120,652

Interest income by segment is included in other income, net in the table above.

The following tables present purchases of fixed assets, total assets and property, plant and equipment, net by segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Purchases of Fixed Assets:
Land and resource management	$217	$3
Water services and operations	6,701	9,905
Total purchases of fixed assets	$6,918	$9,908

	March 31, 2026	December 31, 2025
Assets:
Land and resource management	$1,456,377	$1,332,180
Water services and operations	295,076	291,098
Total consolidated assets	$1,751,453	$1,623,278

Property, plant and equipment, net:
Land and resource management	$7,263	$7,336
Water services and operations	159,488	157,202
Total consolidated property, plant and equipment, net	$166,751	$164,538

15.    Oil and Gas Producing Activities

Our Share of Oil and Gas Produced

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, natural gas liquids (“NGL”) or approximately 6,000 cubic feet of gas. For the three months ended March 31, 2026 and 2025, our share of oil and gas produced was approximately 37.1 thousand and 31.1 thousand Boe per day, respectively.

Capitalized Oil and Gas Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depletion are as follows (in thousands):

	March 31, 2026	December 31, 2025
Oil, natural gas and NGL interests
Proved	$380,495	$369,282
Unproved	516,942	528,155
Total oil, natural gas and NGL interests	897,437	897,437
Less: accumulated depletion	(65,987)	(57,413)
Net oil, natural gas and NGL interests capitalized	$831,450	$840,024

The Company owns approximately 224,000 NRA as of March 31, 2026. Of our total NRA, approximately 191,000 was acquired in 1888 and was recorded with no value. The remaining approximately 33,000 NRA have been acquired over recent years and are included in royalty interests acquired on the condensed consolidated balance sheets. See additional discussion in Note 3, “Oil and Gas Royalty Interests.”

16.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On May 5, 2026, our Board declared a quarterly cash dividend of $0.60 per share, payable on June 15, 2026 to stockholders of record at the close of business on June 1, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Words or phrases such as “anticipates,” “believes,” “could,” “expects,” “intends,” “may,” “might,” “plan,” “potential,” “should,” “will,” and “would” or similar expressions or the negative of such terms, when used in this Quarterly Report or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding the Company’s future operations and prospects, the markets for real estate in the areas in which the Company owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as the Organization of Petroleum Exporting Countries (“OPEC”) and Russia (collectively referred to as “OPEC+”), expected competition, management’s intent, beliefs or current expectations with respect to the Company’s future financial performance and other matters. All forward-looking statements in this Quarterly Report are based on information available to us, and speak only, as of the date this Quarterly Report is filed with the SEC, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report.

The following discussion and analysis should be read in conjunction with our 2025 Annual Report filed with the SEC on February 18, 2026 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore, should not be relied upon as indicators, of the Company’s future performance.

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest landowners in the State of Texas with approximately 881,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 33,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 224,000 NRA, principally concentrated in the Permian Basin.

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

For a detailed overview of our business and business segments, see Part I, Item 1. “Business — General” in our 2025 Annual Report.

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

Market Conditions

Average West Texas Intermediate (“WTI”) oil prices for the three months ended March 31, 2026 increased slightly compared to average WTI oil prices during the same period last year. Oil prices are impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. In February 2026, an escalating military conflict in Iran led to attacks on energy infrastructure in the broader Middle East and caused major disruptions to the Strait of Hormuz, a critical shipping channel where a significant portion of global oil and liquefied natural gas supply transits through daily. As a result, global oil prices increased to over $90 per barrel during parts of March and April 2026. The impact to oil prices for the balance of 2026 and beyond are uncertain and, in part, dependent on the duration of the conflict in Iran, the extent of damage to energy infrastructure and the ramifications of a prolonged closure of the Strait of Hormuz. Average Henry Hub natural gas prices during 2026 increased approximately 14% compared to average prior year period natural gas prices. Global and domestic natural gas markets benefited in 2026 from improved supply-demand balances, including tailwinds from expanded liquefied natural gas capacity and improved industrial and power demand, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian Basin natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently being developed by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

As the largest oil producing shale basin in the world, the Permian Basin depends on large-scale water solutions related to well development and produced water disposal. For oil and gas well development, hundreds of thousands of barrels of water are often required per well completion. To enhance productivity and drilling economics, oil and gas operators have generally expanded the amount of water per well completion and reduced the time to complete a well. These factors have led to intensifying demands for completion water delivery and assurance, which generally benefits completion water providers with larger size and scale. We believe we have a competitive advantage in this market with our significant surface footprint and a large network of owned and operated water wells, storage ponds, recycling assets, and pipelines that can source and deliver water to customers throughout the Permian Basin.

Permian Basin produced water volumes have grown commensurately with overall Permian Basin oil production. Though some produced water is reused and recycled for completion activities, the majority of Permian Basin produced water is injected into subsurface pore space via saltwater disposal wells. Saltwater disposal availability varies throughout the Permian Basin depending on regulations, permitted injected rates, and the availability of pore space and infrastructure. Our extensive land holdings contain and are adjacent to extensive pore space, and, through various commercial agreements, we allow produced water operators to transport and dispose of produced water across our surface footprint. Furthermore, as discussed below, our desalination project could potentially provide an additional solution for produced water by reducing the amount of water required to be injected subsurface.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies operating in the Permian Basin continue to maintain robust drilling and development activity. Per the U.S. Energy Information Administration, Permian Basin production is currently in excess of 6.5 million barrels per day.

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. The metrics below show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Oil and Gas Pricing Metrics (1):
WTI Cushing oil average price per Bbl	$72.71	$71.78
Henry Hub natural gas average price per mmbtu	$4.71	$4.14
Waha Hub natural gas average price per mmbtu	$(1.40)	$1.77

Activity Metrics specific to the Permian Basin (1)(2):
Average monthly horizontal permits	604	619
Average monthly horizontal wells drilled	423	518
Average weekly horizontal rig count	222	289
DUCs as of March 31 for each applicable year	3,742	4,229

Total Average U.S. weekly horizontal rig count (2)	481	525

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

Average WTI Cushing oil and Henry Hub natural gas prices for the three months ended March 31, 2026 increased compared to the same period in 2025. E&P companies broadly have continued to deploy capital towards drilling and development activities in the Permian Basin at a measured pace. Although average rig counts during the three months ended March 31, 2026 were lower compared to the same period in 2025, increased drilling and completion efficiencies have allowed operators, in aggregate, to grow Permian Basin production. As we are a significant landowner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations and our $500 million revolving credit agreement (the “Credit Facility”). See further discussion of our Credit Facility in Note 7, “Credit Facility” in the notes to the condensed consolidated financial statements in this Quarterly Report. Our primary liquidity and capital requirements are for acquisitions, purchases of fixed assets related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital, and general business needs.

We continuously review our levels of liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could draw on our Credit Facility or seek alternative sources of funding. As of March 31, 2026, we had no off-balance sheet arrangements that require us to provide funding, guarantees, or other forms of financial support. The Credit Facility remains undrawn, and the Company is in compliance with all covenants under the Credit Facility as of March 31, 2026.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target cash and cash equivalents balance of approximately $700 million. Above this target, we will seek to deploy the majority of our free cash flow towards returning capital to our stockholders in the form of special dividends and/or share repurchases. As of March 31, 2026, we had cash and cash equivalents of $247.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to pay regular dividends, subject to the discretion of our board of directors (the “Board”), to, subject to market conditions, repurchase shares of our Common Stock, for potential acquisitions and for general corporate purposes. We believe that our cash from operations and our cash and cash equivalents balance, together with our revolving Credit Facility will be sufficient to meet ongoing capital expenditures, working capital requirements, and other cash needs and allow for opportunistic transactions for at least the next 12 months.

Land Sale

During the three months ended March 31, 2026, we entered into an arrangement with a developer of a power generation plant to support data center operations. In conjunction with this arrangement, we sold land for aggregate consideration of $42.5 million. The consideration consisted of a nominal cash payment received at closing and annual payments due to us through 2046.

This arrangement also provides for a put option held by the developer and a call option held by us regarding our repurchase of the land if certain development milestones are not achieved. Additionally, we entered into a separate agreement to supply water to the project.

We recognized land sale revenue of $20.9 million at closing and recorded a financing receivable for the deferred consideration. The financing receivable was recorded at its present value of $20.9 million, which represents the contractual payments of $42.4 million discounted at an effective interest rate of 7.5%.

Return of Capital to Stockholders

During the three months ended March 31, 2026, we paid $41.8 million in dividends to our stockholders. There were no repurchases of shares of our Common Stock during the three months ended March 31, 2026.

Development of New Solutions for Produced Water and Capital Expenditures

In 2024, we announced our progress towards developing a patented, energy-efficient, desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian Basin generating over 20 million barrels of produced water per day, this technology provides an attractive and critical alternative to subsurface injection. Construction of our facility, which will have an initial capacity of 10,000 barrels of water per day, is underway with an estimated service date during the second quarter of 2026. Cumulatively through March 31, 2026, we have spent $48.3 million ($2.8 million during the three months ended March 31, 2026) on this new energy-efficient desalination and treatment process and equipment, of which $41.3 million has been capitalized as of March 31, 2026.

Additionally, during the three months ended March 31, 2026, we invested approximately $4.2 million to enhance our water sourcing assets.

Cash Flows from Operating Activities

Our cash flows provided by operating activities are primarily from oil, gas, produced water royalties, water and land sales, easements, and other surface-related income. Cash flows used in operations generally consist of operating expenses associated with our revenue streams, general and administrative expenses, and income taxes.

For the three months ended March 31, 2026 and 2025, cash provided by operating activities was $162.0 million and $156.7 million, respectively. The increase in cash flows provided by operating activities for the three months ended March 31, 2026 compared to the same period of 2025 was primarily driven by an increase in operating income and changes in working capital requirements during 2026 as compared to 2025.

Cash Flows Used in Investing Activities

Our cash flows used in investing activities are primarily related to acquisitions and purchases of fixed assets primarily related to our Water Services and Operations segment. Our acquisitions may include land, royalty interests, and other similar tangible and intangible assets. Purchases of fixed assets principally relate to enhancing our water sourcing assets and the development of desalination equipment discussed further above.

For the three months ended March 31, 2026 and 2025, cash used in investing activities was $8.4 million and $12.5 million, respectively. For the three months ended March 31, 2026 and 2025, cash used for acquisitions totaled $1.0 million (including a deposit for an acquisition) and $3.6 million, respectively. Purchases of fixed assets for the three months ended March 31, 2026 and 2025 were $7.3 million and $9.0 million, respectively.

Cash Flows Used in Financing Activities

Our cash flows used in financing activities primarily consist of activities that return capital to our stockholders, such as payments of dividends and repurchases of our Common Stock.

For the three months ended March 31, 2026 and 2025, cash used in financing activities was $50.9 million and $51.8 million, respectively. During the three months ended March 31, 2026 and 2025, we paid total dividends of $41.8 million and $37.4 million, respectively. During the three months ended March 31, 2026 and 2025, employees surrendered $9.1 million and $14.3 million in shares, respectively, to the Company to settle tax withholdings related to stock vesting.

Results of Operations

The following table shows our consolidated results of operations and our results of operations by reportable segment for Land and Resource Management (“LRM”) and Water Service and Operations (“WSO”) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$118,167	$—	$118,167	$111,245	$—	$111,245
Water sales	—	46,863	46,863	—	38,813	38,813
Produced water royalties	—	33,529	33,529	—	27,700	27,700
Easements and other surface-related income	14,449	2,866	17,315	15,336	2,889	18,225
Land sale	20,944	—	20,944	—	—	—
Total revenues	153,560	83,258	236,818	126,581	69,402	195,983

Expenses:
Salaries and related employee expenses	7,558	7,429	14,987	7,404	7,168	14,572
Water service-related expenses	—	14,287	14,287	—	11,126	11,126
General and administrative expenses	5,495	3,136	8,631	3,313	2,759	6,072
Depreciation, depletion and amortization	9,194	4,849	14,043	7,689	4,252	11,941
Ad valorem and other taxes	2,530	12	2,542	2,189	10	2,199
Total operating expenses	24,777	29,713	54,490	20,595	25,315	45,910

Operating income	128,783	53,545	182,328	105,986	44,087	150,073

Interest expense	(793)	(199)	(992)	—	—	—
Other income, net	1,581	647	2,228	3,416	905	4,321
Income before income taxes	129,571	53,993	183,564	109,402	44,992	154,394
Income tax expense	28,648	12,014	40,662	23,858	9,884	33,742
Net income	$100,923	$41,979	$142,902	$85,544	$35,108	$120,652

Interest income by segment is included in other income, net in the table above.

Consolidated Results of Operations

For the Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

Total revenues were $236.8 million for the three months ended March 31, 2026 compared to $196.0 million for the three months ended March 31, 2025. Total operating expenses were $54.5 million for the three months ended March 31, 2026 compared to $45.9 million for the three months ended March 31, 2025. Net income was $142.9 million for the three months ended March 31, 2026 compared to $120.7 million for the three months ended March 31, 2025. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”

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

As discussed in “Market Conditions” and “Permian Basin Activity” above, our segment revenues are directly influenced by development decisions made by our customers, the overall activity level in the Permian Basin and commodity prices. Accordingly, our segment revenues, sales volumes and associated expenses, as further discussed below, fluctuate from period to period based upon those decisions, activity levels and commodity prices.

For the Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $118.2 million for the three months ended March 31, 2026 compared to $111.2 million for the three months ended March 31, 2025, an increase of 6.2%. Our share of production increased to 37.1 thousand barrels of oil equivalent (“Boe”) per day for the three months ended March 31, 2026 compared to 31.1 thousand Boe per day for the same period of 2025. The average realized price decreased 10.9% to $37.06 per Boe for the three months ended March 31, 2026 from $41.58 per Boe for the three months ended March 31, 2025.

The financial and operational data by royalty stream is presented in the table below for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Our share of production volumes (1):
Oil (MBbls)	1,345	1,123
Natural gas (MMcf)	5,794	5,230
NGL (MBbls)	1,028	807
Equivalents (MBoe)	3,339	2,801
Equivalents per day (MBoe/d)	37.1	31.1

Oil and gas royalty revenue (in thousands):
Oil royalties	$90,627	$76,179
Natural gas royalties	9,803	17,561
NGL royalties	17,737	17,505
Total oil and gas royalties	$118,167	$111,245

Realized prices:
Oil ($/Bbl)	$70.57	$71.05
Natural gas ($/Mcf)	$1.83	$3.63
NGL ($/Bbl)	$18.65	$23.46
Equivalents ($/Boe)	$37.06	$41.58

(1)Commonly used definitions in the oil and gas industry: “Bbl” represents one barrel of 42 U.S. gallons of crude oil, condensate or NGLs. “Boe” represents barrels of oil equivalent. “NGL” represents natural gas liquid. “MBbls” represents one thousand barrels of crude oil, condensate or NGLs. “Mcf” represents one thousand cubic feet of natural gas. “MMcf” represents one million cubic feet of natural gas. “MBoe” represents one thousand Boe. “MBoe/d” represents one thousand Boe per day.

Easements and other surface-related income. Easements and other surface-related income was $14.4 million for the three months ended March 31, 2026, compared to $15.3 million for the three months ended March 31, 2025. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas E&P, renewable energy, and agricultural operations. The decrease in easements and other surface-related income was principally related to decreases of $1.1 million in material sales and $0.9 million in damages revenue, partially offset by an increase in lease bonuses associated with acquired royalty interests for the three months ended March 31, 2026 compared to the same period of 2025. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the three months ended March 31, 2026.

Land Sale. Land sale revenue was $20.9 million during the three months ended March 31, 2026 relating to the sale of land as discussed in Note 4, “Real Estate Activity” in the notes to the condensed consolidated financial statements in this Quarterly Report. There was no land sale revenue for the comparable period of 2025.

General and administrative expenses. General and administrative expenses were $5.5 million for the three months ended March 31, 2026 compared to $3.3 million for the comparable period of 2025. The increase in general and administrative expenses was primarily due to an increase in legal and professional fees of $0.9 million and an increase in rent and office-related expenses of $0.6 million compared to the same period of 2025.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $9.2 million for the three months ended March 31, 2026 compared to $7.7 million for the comparable period of 2025. The increase in depreciation, depletion and amortization was principally due to depletion expense associated with royalty interests acquired during the second half of 2025.

Interest expense. Interest expense was $0.8 million for the three months ended March 31, 2026 related to the Credit Facility entered into during the fourth quarter of 2025. There was no interest expense incurred during the three months ended March 31, 2025.

Other income, net. Other income, net was $1.6 million for the three months ended March 31, 2026 compared to $3.4 million for the same period of 2025. Lower cash balances and investment yields during the three months ended March 31, 2026 compared to the same period of 2025 resulted in a decrease in interest income.

Income tax expense. Income tax expense was $28.6 million for the three months ended March 31, 2026 compared to $23.9 million for the comparable period of 2025. The increase in income tax expense is directly attributable to the increase in operating income for the three months ended March 31, 2026 compared to the same period of 2025.

Water Services and Operations

Water sales. Water sales revenue increased $8.1 million to $46.9 million for the three months ended March 31, 2026, compared to $38.8 million for the same period of 2025. The increase in water sales was principally due to increases of 16.7% in pricing and 3.5% in volumes for the three months ended March 31, 2026, compared to the same period of 2025. Water sales volumes are dependent upon customer demand in the areas in which we provide water to customers and may fluctuate from period to period.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land and are contractual and not paid as a matter of right. Produced water royalties are also fee based and not directly impacted by lower commodity prices. However, indirectly, volumes may vary from period to period depending upon development activity levels and operator decisions involving recycling versus disposal of produced water. We do not operate any saltwater disposal wells. Produced water royalties increased to $33.5 million for the three months ended March 31, 2026 compared to $27.7 million for the same period in 2025. This increase was principally due to a 23.5% increase in produced water volumes for the three months ended March 31, 2026 compared to the same period of 2025.

The table below provides financial and operational data by water revenue type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Water volumes (in MBbls) (1):
Water sales	73,747	71,264
Produced water royalties	414,450	335,656

Water volumes in barrels per day (in MBbls/d) (2):
Water sales	819	792
Produced water royalties	4,605	3,730

Water revenue (in thousands):
Water sales	$46,863	$38,813
Produced water royalties	$33,529	$27,700

(1)    MBbl = 1 thousand barrels of water.
(2)    MBbl/d = 1 thousand barrels of water per day.

Water service-related expenses. Water service-related expenses increased $3.2 million to $14.3 million for the three months ended March 31, 2026 compared to the same period of 2025. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the three months ended March 31, 2026 compared to the same period of 2025 was principally related to a 3.5% increase in water sales volumes.

Income tax expense. Income tax expense was $12.0 million for the three months ended March 31, 2026 compared to $9.9 million for the same period of 2025. The increase in income tax expense was directly attributable to the increase in operating income for the three months ended March 31, 2026 compared to the same period of 2025.

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

EBITDA, Adjusted EBITDA, and Free Cash Flow

EBITDA is a non-GAAP financial measurement of earnings before interest expense, taxes, depreciation, depletion and amortization. The purpose of presenting EBITDA is to highlight earnings without finance, taxes, and depreciation, depletion and amortization expense, and its use is limited to specialized analysis.

The purpose of presenting Adjusted EBITDA is to highlight earnings without non-cash activity such as share-based compensation and other non-recurring or unusual items, if applicable. Additionally, Adjusted EBITDA is a metric used by our compensation committee to evaluate our performance in determining the short-term and long-term incentive compensation of our executive officers on an annual basis. We calculate Adjusted EBITDA as EBITDA plus employee share-based compensation, less land sale with financing arrangement and pension curtailment and settlement gain, as applicable to the periods presented.

The purpose of presenting free cash flow is to provide investors a metric to measure the funds available for investing in future acquisitions and returning capital to our stockholders through dividends and share repurchases after current income tax expense and purchases of fixed assets. Additionally, free cash flow is a metric used by the compensation committee of our

Board to evaluate our performance in determining the short-term and long-term incentive compensation of our executive officers. To calculate free cash flow, net income is adjusted by adding back income tax expense, depreciation, depletion and amortization and employee share-based compensation, less the cash outflows of current income tax expenses, land sale with financing arrangement, purchases of fixed assets, and pension curtailment and settlement gain, as applicable to the periods presented.

We have presented EBITDA, Adjusted EBITDA, and free cash flow because we believe that these metrics are useful supplements to net income in analyzing our operating performance, ability to fund future acquisitions, ability to return capital to our stockholders and explaining how our executive officers are compensated. Our definitions of EBITDA, Adjusted EBITDA, and free cash flow may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$142,902	$120,652
Add:
Interest expense	992	—
Income tax expense	40,662	33,742
Depreciation, depletion and amortization	14,043	11,941
EBITDA	198,599	166,335
Add (deduct):
Employee share-based compensation	3,742	3,083
Land sale with financing arrangement	(20,944)	—
Adjusted EBITDA	$181,397	$169,418

The following table presents a reconciliation of net income to free cash flow for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$142,902	$120,652
Add (deduct):
Income tax expense	40,662	33,742
Depreciation, depletion and amortization	14,043	11,941
Employee share-based compensation	3,742	3,083
Current income tax expense	(37,078)	(32,954)
Land sale with financing arrangement	(20,944)	—
Purchases of fixed assets	(7,348)	(8,966)
Decrease (increase) in accounts payable related to purchases of fixed assets	430	(942)
Free cash flow	$136,409	$126,556

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies refer to Note 2 to the consolidated financial statements included in our 2025 Annual Report.

There have been no material changes to our critical accounting policies or in the estimates and assumptions underlying those policies, from those provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.

Recent Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information related to market risk of the Company disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in the 2025 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2026 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of Common Stock during the three months ended March 31, 2026.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Arrangements

On February 24, 2026, Murray Stahl, who was then serving as a director, on behalf of himself and accounts managed by Horizon Kinetics Asset Management LLC, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K that was intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, for the purchase of up to 1,161 shares of Common Stock. This Rule 10b5-1 trading arrangement was scheduled to begin May 26, 2026 and was scheduled to expire on the earlier of (i) December 1, 2026 or (ii) the purchase of 1,161 shares of Common Stock. This trading arrangement automatically terminated upon Mr. Stahl's death on April 7, 2026.

On March 5, 2026, Chris Steddum, our Chief Financial Officer, on behalf of himself and his spouse, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K that is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, for the sale of up to 4,000 shares of Common Stock. This Rule 10b5-1 trading arrangement begins June 5, 2026 and is scheduled to expire on the earlier of (i) December 4, 2026 or (ii) the sale of 4,000 shares of Common Stock.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted as Inline iXBRL.

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

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	May 6, 2026	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	May 6, 2026	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer