Form 10-Q
period 2026-06-30
Texas Pacific Land Corp
filed 2026-08-05
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Yes ☐ No ☑

As of July 31, 2026, there were 68,974,683 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$248,612	$144,809
Accounts receivable and accrued receivables, net	174,770	164,905
Prepaid expenses and other current assets	5,062	5,295
Tax like-kind exchange escrow	—	595
Prepaid income taxes	—	3,716
Total current assets	428,444	319,320
Royalty interests acquired, net	820,373	840,024
Real estate acquired	289,291	179,129
Property, plant and equipment, net	182,877	164,538
Intangible assets, net	31,675	32,846
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th and 1/128th nonparticipating perpetual royalty interests	—	—
Equity investment	50,000	50,000
Financing receivable, net	20,376	—
Operating lease right-of-use assets	13,130	13,683
Other assets	23,308	23,738
Total assets	$1,859,474	$1,623,278
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$40,775	$39,578
Ad valorem and other taxes payable	5,431	8,912
Income taxes payable	28,933	4,007
Unearned revenue	18,986	20,107
Credit facility	—	—
Total current liabilities	94,125	72,604
Deferred taxes payable	59,298	54,107
Unearned revenue - noncurrent	18,036	21,072
Operating lease liabilities	15,513	16,175
Accrued liabilities - noncurrent	104	413
Total liabilities	187,076	164,371

Commitments and contingencies (Note 12)	—	—

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 139,610,808 shares authorized as of June 30, 2026 and December 31, 2025, 68,974,683 and 68,938,230 outstanding as of June 30, 2026 and December 31, 2025, respectively	691	691
Treasury stock, at cost; 283,545 and 319,998 shares as of June 30, 2026 and December 31, 2025, respectively	(132,673)	(151,242)
Additional paid-in capital	7,011	9,906
Accumulated other comprehensive income	3,433	4,150
Retained earnings	1,793,936	1,595,402
Total equity	1,672,398	1,458,907
Total liabilities and equity	$1,859,474	$1,623,278

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Oil and gas royalties	$145,589	$95,006	$263,756	$206,251
Water sales	39,733	25,577	86,596	64,390
Produced water royalties	37,075	30,737	70,604	58,437
Easements and other surface-related income	23,662	36,223	40,977	54,448
Land sales	—	—	20,944	—
Total revenues	246,059	187,543	482,877	383,526

Expenses:
Salaries and related employee expenses	15,562	14,072	30,549	28,644
Water service-related expenses	11,570	8,451	25,857	19,577
General and administrative expenses	8,004	5,693	16,635	11,765
Depreciation, depletion and amortization	16,639	13,699	30,682	25,640
Ad valorem and other taxes	2,467	1,877	5,009	4,076
Total operating expenses	54,242	43,792	108,732	89,702

Operating income	191,817	143,751	374,145	293,824

Interest expense	(973)	—	(1,965)	—
Other income, net	2,854	5,240	5,082	9,561
Income before income taxes	193,698	148,991	377,262	303,385
Income tax expense	39,768	32,851	80,430	66,593
Net income	$153,930	$116,140	$296,832	$236,792

Other comprehensive loss — periodic pension costs, net of income taxes for the three and six months ended June 30, 2026 and 2025 of $96, $10, $191, $21, respectively	(358)	(39)	(717)	(78)
Total comprehensive income	$153,572	$116,101	$296,115	$236,714

Net income per share of common stock
Basic	$2.23	$1.68	$4.30	$3.43
Diluted	$2.23	$1.68	$4.30	$3.43

Weighted average number of shares of common stock outstanding
Basic	68,974,580	68,961,978	68,966,839	68,952,087
Diluted	69,034,580	69,040,740	69,019,380	69,026,862

Cash dividends per share of common stock	$0.60	$0.53	$1.20	$1.06

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$296,832	$236,792
Adjustments to reconcile net income to net cash provided by operating activities:
Land sale with financing arrangement	(20,944)	—
Depreciation, depletion and amortization	30,682	25,640
Share-based compensation	9,451	7,882
Deferred taxes	5,191	1,329
Other	111	—
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(8,549)	8,154
Operating liabilities, excluding income taxes	(6,549)	(1,964)
Income taxes payable	24,926	(207)
Prepaid income taxes	3,716	—
Cash provided by operating activities	334,867	277,626

Cash flows from investing activities:
Purchases of fixed assets	(29,201)	(12,277)
Acquisition of real estate	(110,162)	(4,505)
Acquisition of royalty interests, net of post-close adjustments	—	(3,546)
Post-close adjustment from seller related to prior year asset acquisition	—	3,878
Cash used in investing activities	(139,363)	(16,450)

Cash flows from financing activities:
Dividends paid	(83,183)	(74,216)
Shares exchanged for tax withholdings	(9,113)	(14,311)
Cash settlement of common stock repurchases	—	(100)
Cash used in financing activities	(92,296)	(88,627)

Net increase in cash, cash equivalents and restricted cash	103,208	172,549
Cash, cash equivalents and restricted cash, beginning of period	145,404	371,381
Cash, cash equivalents and restricted cash, end of period	$248,612	$543,930

Supplemental disclosure of cash flow information:
Income taxes paid	$46,406	$65,450
Interest paid	$1,307	$—
Supplemental non-cash investing and financing information:
(Decrease) increase in accounts payable related to purchases of fixed assets	$(1,360)	$1,439
Accrued dividends on unvested stock awards	$(222)	$(411)
Financing receivable from land sale	$21,425	$—

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Description of Business

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL,” the “Company,” “our,” “we,” or “us”) is a Delaware corporation and one of the largest land and royalty owners in the State of Texas with approximately 894,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 33,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 224,000 NRA, principally concentrated in the Permian Basin.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report on Form 10-Q (this “Quarterly Report”), and these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our 2025 Annual Report. The results for the interim periods shown in this Quarterly Report are not necessarily indicative of future financial results.

Operating segments are based on components of the Company that engage in business activity that earn revenues and incur expenses and (a) whose operating results are regularly reviewed by our chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company operates two operating segments which represent our reportable segments: Land and Resource Management and Water Services and Operations. The segments enable the alignment of our strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. The measure of profit or loss that the CODM uses to assess performance and allocate resources to our reportable segments is net income. Our chief executive officer is the CODM and uses net income to evaluate income generated by each segment in his determination of allocating resources to each segment. See Note 14, “Business Segment Reporting” for further information regarding our segments.

On December 22, 2025, we effected a three-for-one forward stock split of our common stock, par value $0.01 per share (“Common Stock”). The record date for the stock split was December 12, 2025. The shares of Common Stock retained a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common Stock.”

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that correspond to the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$248,612	$144,809
Tax like-kind exchange escrow	—	595
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$248,612	$145,404

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

We evaluate our financing receivable for expected credit losses based on the credit quality of the counterparty, the underlying collateral, and other relevant factors. As of June 30, 2026, no allowance for expected credit losses was recorded.

3.    Oil and Gas Royalty Interests

As of June 30, 2026 and December 31, 2025, the net book value of the oil and gas royalty interests we owned was as follows (in thousands):

	June 30, 2026	December 31, 2025
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired, at cost (3)	897,437	897,437
Total royalty interests	897,437	897,437
Less: accumulated depletion	(77,064)	(57,413)
Royalty interests, net	$820,373	$840,024

(1)Royalty interests assigned through the Declaration of Trust. Nonparticipating perpetual royalty interests in 185,369 NRA as of June 30, 2026 and December 31, 2025.
(2)Royalty interests assigned through the Declaration of Trust. Nonparticipating perpetual royalty interests in 5,308 NRA as of June 30, 2026 and December 31, 2025.
(3)Royalty interest in 33,380 NRA as of June 30, 2026 and December 31, 2025.

There were no acquisitions of oil and gas royalty interests during the six months ended June 30, 2026. During the six months ended June 30, 2025, we acquired oil and gas royalty interests for a purchase price of approximately $3.5 million, net of post-closing adjustments. In addition, during the six months ended June 30, 2025, we received a $3.9 million post-closing adjustment from the seller related to curative title defects for a prior year acquisition. There were no sales of oil and gas royalty interests during the six months ended June 30, 2026 or 2025.

Depletion expense was $11.1 million and $8.7 million for the three months ended June 30, 2026 and 2025, respectively. Depletion expense was $19.7 million and $16.0 million for the six months ended June 30, 2026 and 2025, respectively.

4.    Real Estate Activity

As of June 30, 2026 and December 31, 2025, we owned the following land and real estate (in thousands, except number of acres):

	June 30, 2026		December 31, 2025
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	797,947	$—	798,626	$—
Real estate acquired	96,059	289,291	83,427	179,129
Total real estate	894,006	$289,291	882,053	$179,129

(1)Real estate assigned through the Declaration of Trust.

Land Acquisitions

During the six months ended June 30, 2026, we acquired land for an aggregate purchase price of $110.2 million. The acquisitions included land in Shackelford and Jones Counties, Texas, in connection with our data center and power generation initiatives. Additionally, we acquired land in Winkler County, Texas. During the six months ended June 30, 2025, we acquired land for an aggregate purchase price of $4.5 million.

Land Sales

During the six months ended June 30, 2026, we entered into an agreement with Chevron U.S.A. Inc., a subsidiary of Chevron Corporation (NYSE: CVX) (“Chevron”) to provide land and brackish water resources for Chevron’s recently announced development known as Project Kilby, involving a large-scale power generation facility Chevron is developing to support a customer data center in Reeves County, Texas. As part of the agreement, we sold land for aggregate consideration of $42.5 million and acquired the exclusive right to source aquifer-derived water for the power generation facility and other associated aspects of the project. The consideration consisted of a nominal cash payment received at closing and annual payments due to us through 2046.

This agreement also provides for a put option held by the developer and a call option held by us regarding our repurchase of the land if certain development milestones are not achieved.

We recognized land sales revenue of $20.9 million at closing and recorded a financing receivable for the deferred consideration. The financing receivable was recorded at its present value of $20.9 million, which represents the contractual payments of $42.4 million discounted at an effective interest rate of 7.5%.

As of June 30, 2026, the carrying value of the financing receivable was $21.4 million, of which $1.0 million is included in current assets on the condensed consolidated balance sheets. Interest income recognized on the financing receivable was $0.4 million and $0.5 million for the three and six months ended June 30, 2026, respectively.

There were no land sales for the six months ended June 30, 2025.

5.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Property, plant and equipment, at cost:
Water service-related assets	$246,177	$218,657
Furniture, fixtures and equipment	12,408	12,087
Other	598	598
Total property, plant and equipment, at cost	259,183	231,342
Less: accumulated depreciation	(76,306)	(66,804)
Property, plant and equipment, net	$182,877	$164,538

Depreciation expense was $4.8 million and $4.3 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $9.5 million and $8.3 million for the six months ended June 30, 2026 and 2025, respectively.

6.    Intangible Assets

Intangible assets, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Contracts acquired in a business combination	15,700	15,700
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (1)	37,103	37,103
Less: accumulated amortization	(5,428)	(4,257)
Intangible assets, net	$31,675	$32,846

(1)The remaining weighted average amortization period for total intangible assets was 8.9 years as of June 30, 2026.

Amortization of intangible assets was $0.6 million for both of the three months ended June 30, 2026 and 2025. Amortization of intangible assets was $1.2 million for both of the six months ended June 30, 2026 and 2025. The estimated future amortization expense of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Estimated Future Amortization Expense
Remainder of 2026	$1,171
2027	2,342
2028	2,342
2029	2,342
2030	2,342
2031 and thereafter	21,136
Total expected amortization expense	$31,675

7.    Credit Facility

On October 23, 2025, the Company entered into a revolving credit agreement (the “Credit Facility”) providing for total commitments of $500.0 million, with the ability, subject to lender approval, to increase total commitments by up to $250.0 million, in minimum increments of $50.0 million. The Credit Facility matures on October 23, 2029. The facility remains undrawn as of June 30, 2026.

Borrowings under the Credit Facility bear interest at variable rates based on the Company’s consolidated total leverage ratio, using a base rate or SOFR-based rate plus an applicable margin. The Company also pays commitment fees on the unused portion of the Credit Facility and customary letter of credit fees.

The Credit Facility is unsecured; however, it becomes subject to a springing security interest on substantially all equity securities of the Company’s subsidiaries if the Company’s consolidated total leverage ratio exceeds 2.50 to 1.0. The Credit Facility contains customary financial and other covenants and other customary provisions. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Facility.

As of June 30, 2026, unamortized debt issuance costs related to the Credit Facility were $4.2 million. For the three months ended June 30, 2026, interest expense related to the Credit Facility was $1.0 million, including $0.3 million of amortization of debt issuance costs. For the six months ended June 30, 2026, interest expense related to the Credit Facility was $2.0 million, including $0.6 million of amortization of debt issuance costs.

8.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the Texas Pacific Land Corporation 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, together with the 2021 Plan, the “Plans”). As of June 30, 2026, share-based compensation granted under the Plans included RSAs, RSUs and PSUs. RSUs granted under the 2021 Plan vest in one-third annual increments over three years, and PSUs granted under the 2021 Plan cliff vest at the end of three years if the applicable performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 675,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of June 30, 2026, 320,816 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSUs granted under the 2021 Plan for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	52,704	$277
Granted (1)	23,290	432
Vested (2)	(27,075)	246
Cancelled and forfeited	(58)	452
Nonvested at end of period	48,861	$368

(1)RSUs vest in one-third annual increments over a three-year period.
(2)Of the 27,075 RSUs that vested during the six months ended June 30, 2026, 10,633 RSUs were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

The following table summarizes activity related to PSUs granted under the 2021 Plan for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
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
(2)Vested PSUs are based on the original number of PSUs granted (i.e., target units). The actual number of shares delivered upon vesting of PSUs during the six months ended June 30, 2026 totaled 27,925 shares, of which 11,492 shares were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

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

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 90,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of June 30, 2026, 64,407 shares of Common Stock remained available under the 2021 Directors Plan for future grants.
The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	—	$—
Granted (1)(2)	4,686	305
Vested	(4,686)	305
Cancelled and forfeited	—	—
Nonvested at end of period	—	$—

(1)RSAs vest in full on the date of grant.

(2)Of the 4,686 RSAs that were granted during the six months ended June 30, 2026, 1,108 RSAs were deferred at the election of certain directors pursuant to the 2021 Directors Plan until the year following the director’s termination as a director.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Salaries and related employee expenses (employee awards)	$4,279	$3,485	$8,021	$6,568
General and administrative expenses (director awards)	109	—	1,430	1,314
Total share-based compensation expense (1)	$4,388	$3,485	$9,451	$7,882

(1)The Company recognized a tax benefit of $0.9 million and $0.7 million related to share-based compensation for the three months ended June 30, 2026 and 2025, respectively. The Company recognized a tax benefit of $2.0 million and $1.7 million related to share-based compensation for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was $22.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.3 years.

9.    Other Income, Net

Other income, net for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income, net:
Interest earned on cash and cash equivalents, net	$1,890	$5,021	$3,440	$9,124
Interest earned on financing receivable, net	392	—	523	—
Expected return on pension assets, net	545	219	1,092	437
Miscellaneous income (expense), net	27	—	27	—
Total other income, net	$2,854	$5,240	$5,082	$9,561

10.    Income Taxes

The calculation of our effective tax rate was as follows for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$193,698	$148,991	$377,262	$303,385
Income tax expense	$39,768	$32,851	$80,430	$66,593
Effective tax rate	20.5%	22.0%	21.3%	21.9%

During the three months ended June 30, 2026, we executed an agreement with an eligible taxpayer to purchase up to $60.0 million of transferrable federal tax credits for $55.8 million, resulting in an estimated tax benefit of $4.2 million. The estimated tax benefit recognized for the three and six months ended June 30, 2026, was included in our estimated annual effective tax rate and reduced income tax expense during the period.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025 (in thousands, except number of shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$153,930	$116,140	$296,832	$236,792

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	68,974,580	68,961,978	68,966,839	68,952,087
Basic earnings per share	$2.23	$1.68	$4.30	$3.43

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	68,974,580	68,961,978	68,966,839	68,952,087
Effect of dilutive securities:
Incentive and equity compensation plans	60,000	78,762	52,541	74,775
Weighted average shares outstanding for diluted earnings per share	69,034,580	69,040,740	69,019,380	69,026,862
Diluted earnings per share	$2.23	$1.68	$4.30	$3.43

Restricted stock, if any, is included in the number of shares of Common Stock issued and outstanding but omitted from the basic EPS calculation until the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they were anti-dilutive for the three and six months ended June 30, 2026 and 2025.

12.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of June 30, 2026, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of June 30, 2026.

Lease Commitments

As of June 30, 2026 and December 31, 2025, we had right-of-use assets of $13.1 million and $13.7 million, respectively, and lease liabilities of $18.0 million and $17.8 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The leases for our Dallas and Midland offices expire in May 2036 and July 2027, respectively. The office lease agreements require monthly rent payments, and operating lease expense is recognized on a straight-line basis over the lease term. Operating lease costs were $0.6 million and $1.1 million for the three and six months ended June 30, 2026, respectively. Operating lease costs were $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

The weighted-average lease term for our operating lease liabilities is approximately 9.8 years. The weighted average discount rate of our operating leases is 6.6%.

Future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2026	$1,249
2027	2,401
2028	2,275
2029	2,338
2030	2,403
2031 and thereafter	14,220
Total lease payments	24,886
Less: imputed interest	(6,870)
Total operating lease liabilities	$18,016

13.    Changes in Equity

The following tables present changes in our equity for the six months ended June 30, 2026 and 2025 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the six months ended June 30, 2026:
Balances as of December 31, 2025	68,938,230	$691	$(151,242)	$9,906	$4,150	$1,595,402	$1,458,907
Net income	—	—	—	—	—	142,902	142,902
Regular dividends paid and accrued — $0.60 per share of common stock	—	—	—	—	—	(41,796)	(41,796)
Share-based compensation, net of forfeitures	57,967	—	27,397	(6,997)	—	(15,045)	5,355
Shares exchanged for tax withholdings	(22,010)	—	(9,063)	—	—	—	(9,063)
Periodic pension costs, net of income taxes of $95	—	—	—	—	(359)	—	(359)
Balances as of March 31, 2026	68,974,187	$691	$(132,908)	$2,909	$3,791	$1,681,463	$1,555,946
Net income	—	—	—	—	—	153,930	153,930
Regular dividends paid and accrued — $0.60 per share of common stock	—	—	—	—	—	(41,387)	(41,387)
Share-based compensation, net of forfeitures	611	—	286	4,102	—	(70)	4,318
Shares exchanged for tax withholdings	(115)	—	(51)	—	—	—	(51)
Periodic pension costs, net of income taxes of $96	—	—	—	—	(358)	—	(358)
Balances as of June 30, 2026	68,974,683	$691	$(132,673)	$7,011	$3,433	$1,793,936	$1,672,398

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the six months ended June 30, 2025:
Balances as of December 31, 2024	68,915,409	$231	$(168,843)	$19,900	$3,583	$1,277,594	$1,132,465
Net income	—	—	—	—	—	120,652	120,652
Regular dividends paid and accrued — $0.53 per share of common stock	—	—	—	—	—	(37,434)	(37,434)
Share-based compensation, net of forfeitures	77,670	—	38,253	(17,778)	—	(15,602)	4,873
Shares exchanged for tax withholdings	(31,344)	—	(14,260)	—	—	—	(14,260)
Periodic pension costs, net of income taxes of $11	—	—	—	—	(39)	—	(39)
Balances as of March 31, 2025	68,961,735	$231	$(144,850)	$2,122	$3,544	$1,345,210	$1,206,257
Net income	—	—	—	—	—	116,140	116,140
Regular dividends paid and accrued — $0.53 per share of common stock	—	—	—	—	—	(36,782)	(36,782)
Share-based compensation, net of forfeitures	357	—	174	3,311	—	(66)	3,419
Shares exchanged for tax withholdings	(114)	—	(51)	—	—	—	(51)
Periodic pension costs, net of income taxes of $10	—	—	—	—	(39)	—	(39)
Balances as of June 30, 2025	68,961,978	$231	$(144,727)	$5,433	$3,505	$1,424,502	$1,288,944

Stock Repurchase Program

On November 1, 2022, our board of directors (the “Board”) approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock. The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. The stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and are subject to market conditions, applicable legal requirements and other factors. As of June 30, 2026, the remaining amount authorized under the approved stock repurchase program was $170.2 million.

14.    Business Segment Reporting

During the periods presented, we reported our financial performance based on the following reportable segments: Land and Resource Management and Water Services and Operations. We eliminate inter-segment revenues and expenses, if any, upon consolidation. There were no inter-segment revenues for the three and six months ended June 30, 2026 and 2025.

The Land and Resource Management segment encompasses the business of managing our approximately 894,000 surface acres of land and our approximately 224,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

The following tables present segment financial results for Land and Resource Management (“LRM”) and Water Services and Operations (“WSO”) and the reconciliation to consolidated financial results for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$145,589	$—	$145,589	$95,006	$—	$95,006
Water sales	—	39,733	39,733	—	25,577	25,577
Produced water royalties	—	37,075	37,075	—	30,737	30,737
Easements and other surface-related income	18,278	5,384	23,662	33,491	2,732	36,223
Land sales	—	—	—	—	—	—
Total revenues	163,867	82,192	246,059	128,497	59,046	187,543

Expenses:
Salaries and related employee expenses	8,347	7,215	15,562	7,025	7,047	14,072
Water service-related expenses	—	11,570	11,570	—	8,451	8,451
General and administrative expenses	5,245	2,759	8,004	3,648	2,045	5,693
Depreciation, depletion and amortization	11,695	4,944	16,639	9,137	4,562	13,699
Ad valorem and other taxes	2,279	188	2,467	1,864	13	1,877
Total operating expenses	27,566	26,676	54,242	21,674	22,118	43,792

Operating income	136,301	55,516	191,817	106,823	36,928	143,751

Interest expense	(779)	(194)	(973)	—	—	—
Other income, net	2,140	714	2,854	4,156	1,084	5,240
Income before income taxes	137,662	56,036	193,698	110,979	38,012	148,991
Income tax expense	28,230	11,538	39,768	24,410	8,441	32,851
Net income	$109,432	$44,498	$153,930	$86,569	$29,571	$116,140

	Six Months Ended June 30,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$263,756	$—	$263,756	$206,251	$—	$206,251
Water sales	—	86,596	86,596	—	64,390	64,390
Produced water royalties	—	70,604	70,604	—	58,437	58,437
Easements and other surface-related income	32,727	8,250	40,977	48,827	5,621	54,448
Land sales	20,944	—	20,944	—	—	—
Total revenues	317,427	165,450	482,877	255,078	128,448	383,526

Expenses:
Salaries and related employee expenses	15,905	14,644	30,549	14,429	14,215	28,644
Water service-related expenses	—	25,857	25,857	—	19,577	19,577
General and administrative expenses	10,740	5,895	16,635	6,961	4,804	11,765
Depreciation, depletion and amortization	20,889	9,793	30,682	16,826	8,814	25,640
Ad valorem and other taxes	4,809	200	5,009	4,053	23	4,076
Total operating expenses	52,343	56,389	108,732	42,269	47,433	89,702

Operating income	265,084	109,061	374,145	212,809	81,015	293,824

Interest expense	(1,572)	(393)	(1,965)	—	—	—
Other income, net	3,721	1,361	5,082	7,572	1,989	9,561
Income before income taxes	267,233	110,029	377,262	220,381	83,004	303,385
Income tax expense	56,878	23,552	80,430	48,268	18,325	66,593
Net income	$210,355	$86,477	$296,832	$172,113	$64,679	$236,792

Interest income by segment is included in other income, net in the tables above.

The following tables present purchases of fixed assets, total assets and property, plant and equipment, net by segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Purchases of Fixed Assets:
Land and resource management	$76	$161	$293	$164
Water services and operations	20,847	3,647	27,548	13,552
Total purchases of fixed assets	$20,923	$3,808	$27,841	$13,716

	June 30, 2026	December 31, 2025
Assets:
Land and resource management	$1,569,215	$1,332,180
Water services and operations	290,259	291,098
Total consolidated assets	$1,859,474	$1,623,278

Property, plant and equipment, net:
Land and resource management	$7,050	$7,336
Water services and operations	175,827	157,202
Total consolidated property, plant and equipment, net	$182,877	$164,538

15.    Oil and Gas Producing Activities

Our Share of Oil and Gas Produced

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, natural gas liquids (“NGL”) or approximately 6,000 cubic feet of gas. For the three months ended June 30, 2026 and 2025, our share of oil and gas produced was approximately 39.7 thousand and 33.2 thousand Boe per day, respectively. For the six months ended June 30, 2026 and 2025, our share of oil and gas produced was approximately 38.4 thousand and 32.2 thousand Boe per day, respectively.

Capitalized Oil and Gas Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depletion are as follows (in thousands):

	June 30, 2026	December 31, 2025
Oil, natural gas and NGL interests
Proved	$390,027	$369,282
Unproved	507,410	528,155
Total oil, natural gas and NGL interests	897,437	897,437
Less: accumulated depletion	(77,064)	(57,413)
Net oil, natural gas and NGL interests capitalized	$820,373	$840,024

The Company owns approximately 224,000 NRA as of June 30, 2026. Of our total NRA, approximately 191,000 was acquired in 1888 and was recorded with no value. The remaining approximately 33,000 NRA have been acquired over recent years and are included in royalty interests acquired on the condensed consolidated balance sheets. See additional discussion in Note 3, “Oil and Gas Royalty Interests.”

16.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

On August 4, 2026, our Board declared a quarterly cash dividend of $0.60 per share, payable on September 15, 2026 to stockholders of record at the close of business on September 1, 2026.

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

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest land and royalty owners in the State of Texas with approximately 894,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 33,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 224,000 NRA, principally concentrated in the Permian Basin.

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

Market Conditions

Average West Texas Intermediate (“WTI”) oil prices for the six months ended June 30, 2026 increased by approximately 24% compared to average WTI oil prices during the same period last year. Oil prices are impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. In February 2026, an escalating military conflict in Iran led to attacks on energy infrastructure in the broader Middle East and caused major disruptions to the Strait of Hormuz, a critical shipping channel where a significant portion of global oil and liquefied natural gas supply transits through daily. As a result, global oil prices this year increased to over $90 per barrel from March through early-June with continued volatility in July. The impact to oil prices for the balance of 2026 and beyond are uncertain and, in part, dependent on the duration of the conflict in Iran, the extent of damage to regional energy infrastructure, and the ramifications of a prolonged closure of the Strait of Hormuz. Average Henry Hub natural gas prices during 2026 increased approximately 4% compared to average prior year period natural gas prices. Global and domestic natural gas markets benefited in 2026 from improved supply-demand balances, including tailwinds from expanded liquefied natural gas capacity and improved industrial and power demand, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian Basin natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently being developed by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

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

Permian Basin produced water volumes have grown commensurately with overall Permian Basin oil production. Though some produced water is reused and recycled for completion activities, the majority of Permian Basin produced water is injected into subsurface pore space via saltwater disposal wells. Saltwater disposal availability varies throughout the Permian Basin depending on regulations, permitted injected rates, and the availability of pore space and infrastructure. Our extensive land holdings contain and are adjacent to extensive pore space, and, through various commercial agreements, we allow produced water operators to transport and dispose of produced water across our surface footprint. We do not operate any saltwater disposal wells. Furthermore, as discussed below, our desalination project could potentially provide an additional solution for produced water by reducing the amount of water required to be injected subsurface.

Permian Basin Activity

The Permian Basin is one of the oldest and most well-known hydrocarbon-producing areas and currently accounts for a substantial portion of oil and gas production in the United States, covering approximately 86,000 square miles across southeastern New Mexico and western Texas. Exploration and production (“E&P”) companies operating in the Permian Basin continue to maintain robust drilling and development activity. Per the U.S. Energy Information Administration, Permian Basin production is currently in excess of 6.8 million barrels per day.

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. The metrics below show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oil and Gas Pricing Metrics (1):
WTI Cushing oil average price per Bbl	$95.65	$64.57	$84.29	$68.12
Henry Hub natural gas average price per mmbtu	$2.95	$3.19	$3.81	$3.66
Waha Hub natural gas average price per mmbtu	$(2.92)	$1.22	$(2.03)	$1.49

Activity Metrics specific to the Permian Basin (1)(2):
Average monthly horizontal permits	612	594	606	606
Average monthly horizontal wells drilled	462	495	439	494
Average weekly horizontal rig count	224	273	223	281
DUCs as of June 30 for each applicable year	3,872	4,428	3,872	4,428

Total Average U.S. weekly horizontal rig count (2)	482	515	482	520

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

Average WTI Cushing oil and Henry Hub natural gas prices for the six months ended June 30, 2026 increased compared to the same period in 2025. E&P companies broadly have continued to deploy capital towards drilling and development activities in the Permian Basin at a measured pace. Although average rig counts during the six months ended June 30, 2026 were lower compared to the same period in 2025, increased drilling and completion efficiencies have allowed operators, in aggregate, to grow Permian Basin production. As we are a significant land and royalty owner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

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

We continuously review our levels of liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could draw on our Credit Facility or seek alternative sources of funding. As of June 30, 2026, we had no off-balance sheet arrangements that require us to provide funding, guarantees, or other forms of financial support. The Credit Facility remains undrawn, and the Company is in compliance with all covenants under the Credit Facility as of June 30, 2026.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target cash and cash equivalents balance of approximately $700 million. Above this target, we will seek to deploy the majority of our free cash flow towards returning capital to our stockholders in the form of special dividends and/or share repurchases. As of June 30, 2026, we had cash and cash equivalents of $248.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to pay regular dividends, subject to the discretion of our board of directors (the “Board”), to, subject to market conditions, repurchase shares of our Common Stock, for potential acquisitions and for general corporate purposes. We believe that our cash from operations and our cash and cash equivalents balance, together with our revolving Credit Facility will be sufficient to meet ongoing capital expenditures, working capital requirements, and other cash needs and allow for opportunistic transactions for at least the next 12 months.

Land Acquisitions

During the six months ended June 30, 2026, we acquired land for an aggregate purchase price of $110.2 million. The acquisitions included land in Shackelford and Jones Counties, Texas, in connection with our data center and power generation initiatives. Additionally, we acquired land in Winkler County, Texas.

Land Sales

During the six months ended June 30, 2026, we entered into an agreement with Chevron U.S.A. Inc., a subsidiary of Chevron Corporation (NYSE: CVX) (“Chevron”), to provide land and brackish water resources for Chevron’s recently announced development known as Project Kilby, involving a large-scale power generation facility Chevron is developing to support a customer data center in Reeves County, Texas. As part of the agreement, we sold land for aggregate consideration of $42.5 million and acquired the exclusive right to source aquifer-derived water for the power generation facility and other associated aspects of the project. The consideration consisted of a nominal cash payment received at closing and annual payments due to us through 2046.

This arrangement also provides for a put option held by the developer and a call option held by us regarding our repurchase of the land if certain development milestones are not achieved. Additionally, we entered into a separate agreement to supply water to the project.

We recognized land sales revenue of $20.9 million at closing and recorded a financing receivable for the deferred consideration. The financing receivable was recorded at its present value of $20.9 million, which represents the contractual payments of $42.4 million discounted at an effective interest rate of 7.5%.

Purchase of Transferable Federal Income Tax Credits

During the six months ended June 30, 2026, we entered into an agreement to purchase up to $60.0 million of transferable federal tax credits from an eligible taxpayer for $55.8 million, resulting in an estimated tax benefit of $4.2 million. The purchased credits reduced federal income tax payments otherwise payable to the Internal Revenue Service and were reflected as a tax benefit in our effective tax rate during the period. The related cash payments to the seller are expected to occur during the remainder of 2026 as the underlying credits are generated and transferred.

Development of New Solutions for Produced Water and Capital Expenditures

In 2024, we announced our progress towards developing a patented, energy-efficient, desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian Basin generating over 20 million barrels of produced water per day, this technology provides an attractive and critical alternative to subsurface injection. Construction of our facility, which will have an initial capacity of 10,000 barrels of water per day, is complete and commissioning has commenced. Cumulatively through June 30, 2026, we have spent $55.8 million ($10.2 million during the six months ended June 30, 2026) on this new energy-efficient desalination and treatment process and equipment, of which $48.1 million has been capitalized as of June 30, 2026.

Additionally, during the six months ended June 30, 2026, we invested approximately $18.2 million to enhance our water sourcing assets.

Return of Capital to Stockholders

During the six months ended June 30, 2026, we paid $83.2 million in dividends to our stockholders. There were no repurchases of shares of our Common Stock during the six months ended June 30, 2026.

Cash Flows from Operating Activities

Our cash flows provided by operating activities are primarily from oil, gas, produced water royalties, water and land sales, easements, and other surface-related income. Cash flows used in operations generally consist of operating expenses associated with our revenue streams, general and administrative expenses, and income taxes. Cash flows from operating activities are subject to fluctuations resulting from overall activity levels in the Permian Basin including development decisions made by our customers and commodity prices.

For the six months ended June 30, 2026 and 2025, cash provided by operating activities was $334.9 million and $277.6 million, respectively. The increase in cash flows provided by operating activities for the six months ended June 30, 2026 compared to the same period of 2025 was primarily driven by an increase in operating income and changes in working capital requirements during 2026 as compared to 2025.

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

For the six months ended June 30, 2026 and 2025, cash used in investing activities was $139.4 million and $16.5 million, respectively. For the six months ended June 30, 2026 and 2025, cash used for acquisitions totaled $110.2 million and $8.1 million, respectively. Purchases of fixed assets for the six months ended June 30, 2026 and 2025 were $29.2 million and $12.3 million, respectively.

Cash Flows Used in Financing Activities

Our cash flows used in financing activities primarily consist of activities that return capital to our stockholders, such as payments of dividends and repurchases of our Common Stock.

For the six months ended June 30, 2026 and 2025, cash used in financing activities was $92.3 million and $88.6 million, respectively. During the six months ended June 30, 2026 and 2025, we paid total dividends of $83.2 million and $74.2 million, respectively. During the six months ended June 30, 2026 and 2025, employees surrendered $9.1 million and $14.3 million in shares, respectively, to the Company to settle tax withholdings related to stock vesting.

Results of Operations

The following tables show our consolidated results of operations and our results of operations by reportable segment for Land and Resource Management (“LRM”) and Water Services and Operations (“WSO”) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$145,589	$—	$145,589	$95,006	$—	$95,006
Water sales	—	39,733	39,733	—	25,577	25,577
Produced water royalties	—	37,075	37,075	—	30,737	30,737
Easements and other surface-related income	18,278	5,384	23,662	33,491	2,732	36,223
Land sales	—	—	—	—	—	—
Total revenues	163,867	82,192	246,059	128,497	59,046	187,543

Expenses:
Salaries and related employee expenses	8,347	7,215	15,562	7,025	7,047	14,072
Water service-related expenses	—	11,570	11,570	—	8,451	8,451
General and administrative expenses	5,245	2,759	8,004	3,648	2,045	5,693
Depreciation, depletion and amortization	11,695	4,944	16,639	9,137	4,562	13,699
Ad valorem and other taxes	2,279	188	2,467	1,864	13	1,877
Total operating expenses	27,566	26,676	54,242	21,674	22,118	43,792

Operating income	136,301	55,516	191,817	106,823	36,928	143,751

Interest expense	(779)	(194)	(973)	—	—	—
Other income, net	2,140	714	2,854	4,156	1,084	5,240
Income before income taxes	137,662	56,036	193,698	110,979	38,012	148,991
Income tax expense	28,230	11,538	39,768	24,410	8,441	32,851
Net income	$109,432	$44,498	$153,930	$86,569	$29,571	$116,140

	Six Months Ended June 30,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$263,756	$—	$263,756	$206,251	$—	$206,251
Water sales	—	86,596	86,596	—	64,390	64,390
Produced water royalties	—	70,604	70,604	—	58,437	58,437
Easements and other surface-related income	32,727	8,250	40,977	48,827	5,621	54,448
Land sales	20,944	—	20,944	—	—	—
Total revenues	317,427	165,450	482,877	255,078	128,448	383,526

Expenses:
Salaries and related employee expenses	15,905	14,644	30,549	14,429	14,215	28,644
Water service-related expenses	—	25,857	25,857	—	19,577	19,577
General and administrative expenses	10,740	5,895	16,635	6,961	4,804	11,765
Depreciation, depletion and amortization	20,889	9,793	30,682	16,826	8,814	25,640
Ad valorem and other taxes	4,809	200	5,009	4,053	23	4,076
Total operating expenses	52,343	56,389	108,732	42,269	47,433	89,702

Operating income	265,084	109,061	374,145	212,809	81,015	293,824

Interest expense	(1,572)	(393)	(1,965)	—	—	—
Other income, net	3,721	1,361	5,082	7,572	1,989	9,561
Income before income taxes	267,233	110,029	377,262	220,381	83,004	303,385
Income tax expense	56,878	23,552	80,430	48,268	18,325	66,593
Net income	$210,355	$86,477	$296,832	$172,113	$64,679	$236,792

Interest income by segment is included in other income, net in the table above.

Consolidated Results of Operations

For the Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025

Total revenues were $246.1 million for the three months ended June 30, 2026 compared to $187.5 million for the three months ended June 30, 2025. Total operating expenses were $54.2 million for the three months ended June 30, 2026 compared to $43.8 million for the three months ended June 30, 2025. Net income was $153.9 million for the three months ended June 30, 2026 compared to $116.1 million for the three months ended June 30, 2025. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”

For the Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

Total revenues were $482.9 million for the six months ended June 30, 2026 compared to $383.5 million for the six months ended June 30, 2025. Total operating expenses were $108.7 million for the six months ended June 30, 2026 compared to $89.7 million for the six months ended June 30, 2025. Net income was $296.8 million for the six months ended June 30, 2026 compared to $236.8 million for the six months ended June 30, 2025. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”

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

For the Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $145.6 million for the three months ended June 30, 2026 compared to $95.0 million for the three months ended June 30, 2025, an increase of 53.2%. The average realized price increased 28.0% to $42.17 per barrel of oil equivalent (“Boe”) for the three months ended June 30, 2026 from $32.94 per Boe for the three months ended June 30, 2025. Our share of production increased to 39.7 thousand Boe per day for the three months ended June 30, 2026 compared to 33.2 thousand Boe per day for the same period of 2025.

The financial and operational data by royalty stream is presented in the table below for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Our share of production volumes (1):
Oil (MBbls)	1,280	1,209
Natural gas (MMcf)	7,161	5,659
NGL (MBbls)	1,142	868
Equivalents (MBoe)	3,615	3,020
Equivalents per day (MBoe/d)	39.7	33.2

Oil and gas royalty revenue (in thousands):
Oil royalties	$119,273	$73,893
Natural gas royalties	2,618	4,574
NGL royalties	23,698	16,539
Total oil and gas royalties	$145,589	$95,006

Realized prices:
Oil ($/Bbl)	$97.55	$63.99
Natural gas ($/Mcf)	$0.40	$0.87
NGL ($/Bbl)	$22.44	$20.60
Equivalents ($/Boe)	$42.17	$32.94

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

Easements and other surface-related income. Easements and other surface-related income was $18.3 million for the three months ended June 30, 2026, compared to $33.5 million for the three months ended June 30, 2025. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas E&P, renewable energy, and agricultural operations. The decrease in easements and other surface-related income was principally related to a decrease of $15.0 million in pipeline easements for the three months ended June 30, 2026 compared to the same period of 2025. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the three months ended June 30, 2026.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $8.3 million for the three months ended June 30, 2026 compared to $7.0 million for the same period of 2025. The increase in salaries and related employee expenses was principally related to market compensation adjustments that take effect annually at the start of a given year and an increase in company headcount compared to the same period of 2025.

General and administrative expenses. General and administrative expenses were $5.2 million for the three months ended June 30, 2026 compared to $3.6 million for the comparable period of 2025. The increase in general and administrative expenses was primarily due to an increase in rent and office-related expenses of $0.6 million compared to the same period of 2025.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $11.7 million for the three months ended June 30, 2026 compared to $9.1 million for the comparable period of 2025. The increase in depreciation, depletion and amortization was principally due to depletion expense associated with royalty interests acquired during the second half of 2025.

Interest expense. Interest expense was $0.8 million for the three months ended June 30, 2026 related to the Credit Facility entered into during the fourth quarter of 2025. There was no interest expense incurred during the three months ended June 30, 2025.

Other income, net. Other income, net was $2.1 million for the three months ended June 30, 2026 compared to $4.2 million for the same period of 2025. Lower cash balances and investment yields during the three months ended June 30, 2026 compared to the same period of 2025 resulted in a decrease in interest income.

Income tax expense. Income tax expense was $28.2 million for the three months ended June 30, 2026 compared to $24.4 million for the comparable period of 2025. The increase in income tax expense is primarily attributable to the increase in operating income for the three months ended June 30, 2026 compared to the same period of 2025, and, to a lesser extent, was partially offset by a lower effective tax rate due to the tax benefit from transferable federal income tax credits purchased during the current period. See “Liquidity and Capital Resources” above for additional discussion.

Water Services and Operations

Water sales. Water sales revenue increased $14.2 million to $39.7 million for the three months ended June 30, 2026, compared to $25.6 million for the same period of 2025. The increase in water sales was principally due to an increase of 37.5% in water sales volumes and 13.0% in average realized pricing for the three months ended June 30, 2026, compared to the same period of 2025. Water sales volumes are dependent upon customer demand in the areas in which we provide water to customers and may fluctuate from period to period.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land and are contractual and not paid as a matter of right. Produced water royalties are also fee based and not directly impacted by lower commodity prices. However, indirectly, volumes may vary from period to period depending upon development activity levels and operator decisions involving recycling versus disposal of produced water. We do not operate any saltwater disposal wells. Produced water royalties increased to $37.1 million for the three months ended June 30, 2026 compared to $30.7 million for the same period in 2025. This increase was principally due to a 14.7% increase in produced water volumes for the three months ended June 30, 2026 compared to the same period of 2025.

The table below provides financial and operational data by water revenue type for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Water volumes (in MBbls) (1):
Water sales	60,343	43,896
Produced water royalties	443,337	386,550

Water volumes in barrels per day (in MBbls/d) (2):
Water sales	663	482
Produced water royalties	4,872	4,248

Water revenue (in thousands):
Water sales	$39,733	$25,577
Produced water royalties	$37,075	$30,737

(1)    MBbl = 1 thousand barrels of water.
(2)    MBbl/d = 1 thousand barrels of water per day.

Easements and other surface-related income. Easements and other surface-related income was $5.4 million for the three months ended June 30, 2026, an increase of $2.7 million compared to $2.7 million for the three months ended June 30, 2025. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and may also be affected by volumes and commodity prices associated with royalties on certain hydrocarbons recovered in connection with produced water disposal activities. As a result, this income is unpredictable and may vary significantly from period to period.

Water service-related expenses. Water service-related expenses increased $3.1 million to $11.6 million for the three months ended June 30, 2026 compared to the same period of 2025. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the three months ended June 30, 2026 compared to the same period of 2025 was principally related to a 37.5% increase in water sales volumes.

Income tax expense. Income tax expense was $11.5 million for the three months ended June 30, 2026 compared to $8.4 million for the same period of 2025. The increase in income tax expense was primarily attributable to the increase in operating income for the three months ended June 30, 2026 compared to the same period of 2025, and to a lesser extent, was partially offset by a lower effective tax rate due to the tax benefit from transferable federal income tax credits purchased during the current period. See “Liquidity and Capital Resources” above for additional discussion.

For the Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $263.8 million for the six months ended June 30, 2026 compared to $206.3 million for the six months ended June 30, 2025, an increase of $57.5 million. Our share of production increased to 38.4 thousand Boe per day for the six months ended June 30, 2026 compared to 32.2 thousand Boe per day for the same period of 2025. The average realized price increased 7.1% to $39.72 per Boe for the six months ended June 30, 2026 from $37.10 per Boe for the same period of 2025.

The financial and operational data by royalty stream is presented in the table below for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Our share of production volumes:
Oil (MBbls)	2,625	2,332
Natural gas (MMcf)	12,955	10,889
NGL (MBbls)	2,170	1,675
Equivalents (MBoe)	6,954	5,822
Equivalents per day (MBoe/d)	38.4	32.2

Oil and gas royalty revenue (in thousands):
Oil royalties	$209,900	$150,072
Natural gas royalties	12,421	22,135
NGL royalties	41,435	34,044
Total oil and gas royalties	$263,756	$206,251

Realized prices:
Oil ($/Bbl)	$83.73	$67.39
Natural gas ($/Mcf)	$1.04	$2.20
NGL ($/Bbl)	$20.64	$21.98
Equivalents ($/Boe)	$39.72	$37.10

Easements and other surface-related income. Easements and other surface-related income was $32.7 million for the six months ended June 30, 2026, a decrease of $16.1 million compared to $48.8 million for the six months ended June 30, 2025. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas E&P, renewable energy, and agricultural operations. The decrease in easements and other surface-related income was principally related to decreases of $14.7 million in pipeline easements and $2.0 million in material sales, partially offset by a $3.2 million increase in lease bonuses associated with acquired royalty interests, for the six months ended June 30, 2026 compared to the same period of 2025. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the six months ended June 30, 2026.

Land sales. Land sales revenue was $20.9 million during the six months ended June 30, 2026 relating to the sale of land as discussed in Note 4, “Real Estate Activity” in the notes to the condensed consolidated financial statements in this Quarterly Report. There was no land sales revenue for the comparable period of 2025.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $15.9 million for the six months ended June 30, 2026 compared to $14.4 million for the same period of 2025. The increase in salaries and related employee expenses was principally related to market compensation adjustments that take effect annually at the start of a given year and an increase in company headcount compared to the same period of 2025.

General and administrative expenses. General and administrative expenses were $10.7 million for the six months ended June 30, 2026 compared to $7.0 million for the comparable period of 2025. The increase was principally related to increases in rent and office-related expenses of $1.1 million and legal and professional fees of $1.0 million over the same time period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $20.9 million for the six months ended June 30, 2026 compared to $16.8 million for the comparable period of 2025. The increase was principally due to depletion expense associated with royalty interests acquired during the second half of 2025.

Other income, net. Other income, net was $3.7 million for the six months ended June 30, 2026 compared to $7.6 million for the same period of 2025. Lower cash balances and investment yields during the six months ended June 30, 2026 compared to the same period of 2025 resulted in a decrease in interest income.

Income tax expense. Income tax expense was $56.9 million for the six months ended June 30, 2026 compared to $48.3 million for the comparable period of 2025. The increase in income tax expense is directly attributable to the increase in operating income for the six months ended June 30, 2026 compared to the same period of 2025, and, to a lesser extent, was partially offset by a lower effective tax rate due to the tax benefit from transferable federal income tax credits purchased during the current period. See “Liquidity and Capital Resources” above for additional discussion.

Water Services and Operations

Water sales. Water sales revenue increased $22.2 million to $86.6 million for the six months ended June 30, 2026 compared to the same period of 2025. The increase in water sales was principally due to increases of 16.4% in water sales volumes and 15.5% in average realized pricing for the six months ended June 30, 2026 compared to the same period of 2025. Water sales volumes are dependent upon customer demand in the areas in which we provide water to customers and may fluctuate from period to period.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land and are contractual and not paid as a matter of right. Produced water royalties are also fee based and not directly impacted by lower commodity prices. However, indirectly, volumes may vary from period to period depending upon development activity levels and operator decisions involving recycling versus disposal of produced water. We do not operate any saltwater disposal wells. Produced water royalties increased to $70.6 million for the six months ended June 30, 2026 compared to $58.4 million for the comparable period of 2025. The increase in produced water royalties was principally due to the 18.8% increase in produced water volumes for the six months ended June 30, 2026 compared to the same period of 2025.

	Six Months Ended June 30,
	2026	2025
Water volumes (in MBbls):
Water sales	134,090	115,159
Produced water royalties	857,787	722,205

Water volumes in barrels per day (in MBbls/d):
Water sales	741	636
Produced water royalties	4,739	3,990

Water revenue (in thousands):
Water sales	$86,596	$64,390
Produced water royalties	$70,604	$58,437

Easements and other surface-related income. Easements and other surface-related income was $8.3 million for the six months ended June 30, 2026, an increase of $2.7 million compared to $5.6 million for the six months ended June 30, 2025. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and may also be affected by volumes and commodity prices associated with royalties on certain hydrocarbons recovered in connection with produced water disposal activities. As a result, this income is unpredictable and may vary significantly from period to period.

Water service-related expenses. Water service-related expenses increased $6.3 million to $25.9 million for the six months ended June 30, 2026 compared to the same period of 2025. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the six months ended June 30, 2026 compared to the same period of 2025 was principally related to a 16.4% increase in water sales volumes.

General and administrative expenses. General and administrative expenses were $5.9 million for the six months ended June 30, 2026 compared to $4.8 million for the comparable period of 2025. The increase was principally related to increased technology and corporate insurance expenses for the six months ended June 30, 2026 as compared to the same time period of 2025.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $9.8 million for the six months ended June 30, 2026 compared to $8.8 million for the comparable period of 2025. The increase was principally due to depreciation expense related to new water service-related assets placed in service.

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

The purpose of presenting free cash flow is to provide investors a metric to measure the funds available for investing in future acquisitions and returning capital to our stockholders through dividends and share repurchases after current income tax expense and purchases of fixed assets. Additionally, free cash flow is a metric used by the compensation committee of our Board to evaluate our performance in determining the short-term and long-term incentive compensation of our executive officers. To calculate free cash flow, net income is adjusted by adding back income tax expense, depreciation, depletion and amortization and employee share-based compensation, less current income tax expenses, land sale with financing arrangement, purchases of fixed assets, and pension curtailment and settlement gain, as applicable to the periods presented.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$153,930	$116,140	$296,832	$236,792
Add:
Interest expense	973	—	1,965	—
Income tax expense	39,768	32,851	80,430	66,593
Depreciation, depletion and amortization	16,639	13,699	30,682	25,640
EBITDA	211,310	162,690	409,909	329,025
Add (deduct):
Employee share-based compensation	4,279	3,485	8,021	6,568
Land sale with financing arrangement	—	—	(20,944)	—
Adjusted EBITDA	$215,589	$166,175	$396,986	$335,593

The following table presents a reconciliation of net income to free cash flow for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$153,930	$116,140	$296,832	$236,792
Add (deduct):
Income tax expense	39,768	32,851	80,430	66,593
Depreciation, depletion and amortization	16,639	13,699	30,682	25,640
Employee share-based compensation	4,279	3,485	8,021	6,568
Current income tax expense	(38,161)	(32,310)	(75,239)	(65,264)
Land sale with financing arrangement	—	—	(20,944)	—
Purchases of fixed assets	(21,853)	(3,311)	(29,201)	(12,277)
Decrease (increase) in accounts payable related to purchases of fixed assets	930	(497)	1,360	(1,439)
Free cash flow	$155,532	$130,057	$291,941	$256,613

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2026 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of Common Stock during the three months ended June 30, 2026.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted as Inline iXBRL.

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

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	August 5, 2026	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	August 5, 2026	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer