Form 10-Q
period 2026-09-30
Texas Pacific Land Corp
filed 2026-11-04
CIK 1811074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Registrant’s telephone number, including area code:
(214) 969-5530

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	TPL	New York Stock Exchange
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
Yes ☐ No ☑

As of October 30, 2026, there were 68,974,683 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TEXAS PACIFIC LAND CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.
TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$369,558	$144,809
Accounts receivable and accrued receivables, net	169,545	164,905
Prepaid expenses and other current assets	14,281	5,295
Tax like-kind exchange escrow	—	595
Prepaid income taxes	—	3,716
Total current assets	553,384	319,320
Royalty interests acquired, net	803,363	840,024
Real estate acquired	301,869	179,129
Property, plant and equipment, net	191,792	164,538
Intangible assets, net	31,089	32,846
Real estate and royalty interests assigned through the Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th and 1/128th nonparticipating perpetual royalty interests	—	—
Equity investment	50,000	50,000
Financing receivable, net	20,768	—
Operating lease right-of-use assets	12,853	13,683
Other assets	22,946	23,738
Total assets	$1,988,064	$1,623,278
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$41,937	$39,578
Ad valorem and other taxes payable	6,497	8,912
Income taxes payable	36,169	4,007
Unearned revenue	17,709	20,107
Credit facility	—	—
Total current liabilities	102,312	72,604
Deferred taxes payable	49,742	54,107
Unearned revenue - noncurrent	18,526	21,072
Operating lease liabilities	15,228	16,175
Accrued liabilities - noncurrent	135	413
Total liabilities	185,943	164,371

Commitments and contingencies (Note 12)	—	—

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 139,610,808 shares authorized as of September 30, 2026 and December 31, 2025, 68,974,683 and 68,938,230 outstanding as of September 30, 2026 and December 31, 2025, respectively	691	691
Treasury stock, at cost; 283,545 and 319,998 shares as of September 30, 2026 and December 31, 2025, respectively	(132,673)	(151,242)
Additional paid-in capital	11,179	9,906
Accumulated other comprehensive income	3,074	4,150
Retained earnings	1,919,850	1,595,402
Total equity	1,802,121	1,458,907
Total liabilities and equity	$1,988,064	$1,623,278

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Oil and gas royalties	$167,275	$108,705	$431,031	$314,956
Water sales	28,437	44,578	115,033	108,968
Produced water royalties	41,386	32,268	111,990	90,705
Easements and other surface-related income	36,181	16,715	77,158	71,163
Land sales	111	819	21,055	819
Total revenues	273,390	203,085	756,267	586,611

Expenses:
Salaries and related employee expenses	17,167	14,387	47,716	43,031
Water service-related expenses	13,817	16,428	39,674	36,005
General and administrative expenses	10,600	5,591	27,235	17,356
Depreciation, depletion and amortization	22,833	14,963	53,515	40,603
Ad valorem and other taxes	1,190	2,625	6,199	6,701
Total operating expenses	65,607	53,994	174,339	143,696

Operating income	207,783	149,091	581,928	442,915

Interest expense	(981)	—	(2,946)	—
Other income, net	3,590	6,088	8,672	15,649
Income before income taxes	210,392	155,179	587,654	458,564
Income tax expense	43,024	33,941	123,454	100,534
Net income	$167,368	$121,238	$464,200	$358,030

Other comprehensive loss — periodic pension costs, net of income taxes for the three and nine months ended September 30, 2026 and 2025 of $95, $10, $286, $31, respectively	(359)	(40)	(1,076)	(118)
Total comprehensive income	$167,009	$121,198	$463,124	$357,912

Net income per share of common stock
Basic	$2.43	$1.76	$6.73	$5.19
Diluted	$2.42	$1.76	$6.73	$5.19

Weighted average number of shares of common stock outstanding
Basic	68,974,683	68,954,649	68,969,482	68,952,951
Diluted	69,036,336	69,030,774	69,019,458	69,024,846

Cash dividends per share of common stock	$0.60	$0.54	$1.80	$1.60

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$464,200	$358,030
Adjustments to reconcile net income to net cash provided by operating activities:
Land sale with financing arrangement	(20,944)	—
Depreciation, depletion and amortization	53,515	40,603
Share-based compensation	13,619	11,375
Deferred taxes	(4,365)	5,104
Other	35	—
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(8,385)	(16,021)
Operating liabilities, excluding income taxes	(6,293)	27,643
Income taxes payable	32,162	5,504
Prepaid income taxes	3,716	—
Cash provided by operating activities	527,260	432,238

Cash flows from investing activities:
Acquisition of real estate	(122,740)	(35,951)
Purchases of fixed assets	(43,185)	(30,878)
Deposit for acquisition	(3,500)	(71,108)
Acquisition of royalty interests, net of post-close adjustments	—	(3,546)
Post-close adjustment from seller related to prior year asset acquisition	—	3,878
Cash used in investing activities	(169,425)	(137,605)

Cash flows from financing activities:
Dividends paid	(124,568)	(111,031)
Shares exchanged for tax withholdings	(9,113)	(14,795)
Repurchases of common stock	—	(8,380)
Cash used in financing activities	(133,681)	(134,206)

Net increase in cash, cash equivalents and restricted cash	224,154	160,427
Cash, cash equivalents and restricted cash, beginning of period	145,404	371,381
Cash, cash equivalents and restricted cash, end of period	$369,558	$531,808

Supplemental disclosure of cash flow information:
Income taxes paid	$66,129	$89,865
Interest paid	$1,971	$—
Supplemental non-cash investing and financing information:
(Decrease) increase in accounts payable related to purchases of fixed assets	$(855)	$3,444
Accrued dividends on unvested stock awards	$(153)	$(386)
Financing receivable from land sale	$21,817	$—
Operating lease right-of-use assets	$—	$13,593

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Description of Business

Organization

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL,” the “Company,” “our,” “we,” or “us”) is a Delaware corporation and one of the largest land and royalty owners in the State of Texas with approximately 896,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 33,000 additional net royalty acres (normalized to 1/8th) (“NRA”) for a collective total of approximately 224,000 NRA, principally concentrated in the Permian Basin.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The condensed consolidated financial statements herein include all adjustments which are, in the opinion of management, necessary to fairly state the financial position of the Company as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. Such adjustments are of a normal nature and all intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report on Form 10-Q (this “Quarterly Report”), and these interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in our 2025 Annual Report. The results for the interim periods shown in this Quarterly Report are not necessarily indicative of future financial results.

Operating segments are based on components of the Company that engage in business activity that earn revenues and incur expenses and (a) whose operating results are regularly reviewed by our chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company has two operating segments which represent our reportable segments: Land and Resource Management and Water Services and Operations. The segments enable the alignment of our strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. The measure of profit or loss that the CODM uses to assess performance and allocate resources to our reportable segments is net income. Our chief executive officer is the CODM and uses net income to evaluate income generated by each segment in his determination of allocating resources to each segment. See Note 14, “Business Segment Reporting” for further information regarding our segments.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that correspond to the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$369,558	$144,809
Tax like-kind exchange escrow	—	595
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$369,558	$145,404

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

We evaluate our financing receivable for expected credit losses based on the credit quality of the counterparty, the underlying collateral, and other relevant factors. As of September 30, 2026, no allowance for expected credit losses was recorded.

3.    Oil and Gas Royalty Interests

As of September 30, 2026 and December 31, 2025, the net book value of the oil and gas royalty interests we owned was as follows (in thousands):

	September 30, 2026	December 31, 2025
Oil and gas royalty interests:
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired, at cost (3)	897,437	897,437
Total royalty interests	897,437	897,437
Less: accumulated depletion	(94,074)	(57,413)
Royalty interests, net	$803,363	$840,024

(1)Royalty interests assigned through the Declaration of Trust. Nonparticipating perpetual royalty interests in 185,369 NRA as of September 30, 2026 and December 31, 2025.
(2)Royalty interests assigned through the Declaration of Trust. Nonparticipating perpetual royalty interests in 5,308 NRA as of September 30, 2026 and December 31, 2025.
(3)Royalty interests in 33,380 NRA as of September 30, 2026 and December 31, 2025.

There were no acquisitions of oil and gas royalty interests during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we acquired oil and gas royalty interests for a purchase price of approximately $3.5 million, net of post-closing adjustments. In addition, during the nine months ended September 30, 2025, we received a $3.9 million post-closing adjustment from the seller related to curative title defects for a prior year acquisition. There were no sales of oil and gas royalty interests during the nine months ended September 30, 2026 or 2025.

Depletion expense was $17.0 million and $10.1 million for the three months ended September 30, 2026 and 2025, respectively. Depletion expense was $36.7 million and $26.2 million for the nine months ended September 30, 2026 and 2025, respectively.

4.    Real Estate Activity

As of September 30, 2026 and December 31, 2025, we owned the following land and real estate (in thousands, except number of acres):

	September 30, 2026		December 31, 2025
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	797,943	$—	798,626	$—
Real estate acquired	98,417	301,869	83,427	179,129
Total real estate	896,360	$301,869	882,053	$179,129

(1)Real estate assigned through the Declaration of Trust.

Land Acquisitions

During the nine months ended September 30, 2026, we acquired land for an aggregate purchase price of $122.7 million. The acquisitions included land in Shackelford and Jones Counties, Texas, in connection with our data center and power generation initiative, as well as land acquisitions in Winkler and Reeves Counties, Texas. During the nine months ended September 30, 2025, we acquired land in Martin and Reeves Counties, Texas, for an aggregate purchase price of $35.9 million.

Land Sales

During the nine months ended September 30, 2026, we entered into an agreement with Chevron U.S.A. Inc., a subsidiary of Chevron Corporation (NYSE: CVX) (“Chevron”) to provide land and brackish water resources for Chevron’s recently announced development known as Project Kilby, involving a large-scale power generation facility Chevron is developing to support a customer data center in Reeves County, Texas. As part of the agreement, we sold land for aggregate consideration of $42.5 million and acquired the exclusive right to source aquifer-derived water for the power generation facility and other associated aspects of the project. The consideration consisted of a nominal cash payment received at closing and annual payments due to us through 2046.

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

As of September 30, 2026, the carrying value of the financing receivable was $21.8 million, of which $1.0 million is included in current assets on the condensed consolidated balance sheets. Interest income recognized on the financing receivable was $0.4 million and $0.9 million for the three and nine months ended September 30, 2026, respectively.

In addition to the agreement with Chevron, during the nine months ended September 30, 2026, we sold land in Texas for an aggregate sales price of $0.1 million.

During the nine months ended September 30, 2025, we sold land in Texas for an aggregate sales price of $0.8 million.

5.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Property, plant and equipment, at cost:
Water service-related assets	$259,030	$218,657
Furniture, fixtures and equipment	13,529	12,087
Other	598	598
Total property, plant and equipment, at cost	273,157	231,342
Less: accumulated depreciation	(81,365)	(66,804)
Property, plant and equipment, net	$191,792	$164,538

Depreciation expense was $5.1 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $14.6 million and $12.6 million for the nine months ended September 30, 2026 and 2025, respectively.

6.    Intangible Assets

Intangible assets, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Intangible assets, at cost:
Saltwater disposal easement	$17,557	$17,557
Contracts acquired in a business combination	15,700	15,700
Groundwater rights acquired	3,846	3,846
Total intangible assets, at cost (1)	37,103	37,103
Less: accumulated amortization	(6,014)	(4,257)
Intangible assets, net	$31,089	$32,846

(1)The remaining weighted average amortization period for total intangible assets was 8.4 years as of September 30, 2026.

Amortization of intangible assets was $0.6 million for each of the three months ended September 30, 2026 and 2025. Amortization of intangible assets was $1.8 million for each of the nine months ended September 30, 2026 and 2025. The estimated future amortization expense of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Estimated Future Amortization Expense
Remainder of 2026	$585
2027	2,342
2028	2,342
2029	2,342
2030	2,342
2031 and thereafter	21,136
Total expected amortization expense	$31,089

7.    Credit Facility

On October 23, 2025, the Company entered into a revolving credit agreement (the “Credit Facility”) providing for total commitments of $500.0 million, with the ability, subject to lender approval, to increase total commitments by up to $250.0 million, in minimum increments of $50.0 million. The Credit Facility matures on October 23, 2029. The Credit Facility remains undrawn as of September 30, 2026.

Borrowings under the Credit Facility bear interest at variable rates based on the Company’s consolidated total leverage ratio, using a base rate or SOFR-based rate plus an applicable margin. The Company also pays commitment fees on the unused portion of the Credit Facility and customary letter of credit fees.

The Credit Facility is unsecured; however, it becomes subject to a springing security interest on substantially all equity securities of the Company’s subsidiaries if the Company’s consolidated total leverage ratio exceeds 2.50 to 1.0. The Credit Facility contains customary financial and other covenants and other customary provisions. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Facility.

As of September 30, 2026, unamortized debt issuance costs related to the Credit Facility were $3.9 million. For the three months ended September 30, 2026, interest expense related to the Credit Facility was $1.0 million, including $0.3 million of amortization of debt issuance costs. For the nine months ended September 30, 2026, interest expense related to the Credit Facility was $2.9 million, including $1.0 million of amortization of debt issuance costs.

8.    Share-Based Compensation

The Company grants share-based compensation to employees under the Texas Pacific Land Corporation 2021 Incentive Plan (the “2021 Plan”) and to its non-employee directors under the Texas Pacific Land Corporation 2021 Non-Employee Director Stock and Deferred Compensation Plan (the “2021 Directors Plan” and, together with the 2021 Plan, the “Plans”). As of September 30, 2026, share-based compensation granted under the Plans included RSAs, RSUs and PSUs. RSUs granted under the 2021 Plan vest in one-third annual increments over three years, and PSUs granted under the 2021 Plan cliff vest at the end of three years if the applicable performance metrics are achieved (as discussed further below). RSAs granted under the 2021 Directors Plan vest in full on the date of grant.

Incentive Plan for Employees

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 675,000 shares, which may consist, in whole or in part, of authorized and unissued shares (if any), treasury shares, or shares reacquired by the Company in any manner. As of September 30, 2026, 320,449 shares of Common Stock remained available under the 2021 Plan for future grants.

The following table summarizes activity related to RSUs granted under the 2021 Plan for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Number of RSUs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	52,704	$277
Granted (1)	23,657	432
Vested (2)	(27,075)	246
Cancelled and forfeited	(58)	452
Nonvested at end of period	49,228	$368

(1)RSUs vest in one-third annual increments over a three-year period.
(2)Of the 27,075 RSUs that vested during the nine months ended September 30, 2026, 10,633 RSUs were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

The following table summarizes activity related to PSUs granted under the 2021 Plan for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
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
(2)Vested PSUs are based on the original number of PSUs granted (i.e., target units). The actual number of shares delivered upon vesting of PSUs during the nine months ended September 30, 2026 totaled 27,925 shares, of which 11,492 shares were surrendered by employees to the Company upon vesting to settle tax withholding obligations.

Each PSU has a value equal to one share of Common Stock. The PSUs will vest three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) over the applicable three-year measurement period compared to the SPDR® S&P® Oil & Gas Exploration & Production ETF (“XOP Index”), and 50% of the PSUs may be earned based on the cumulative free cash flow per share (“FCF”) over the three-year measurement period. Because the RTSR PSUs are market-based awards, their grant date fair value was determined using a Monte Carlo simulation model that uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the XOP Index (i.e., the probability of satisfying the market condition defined in the awards). Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the awards. The risk-free interest rate was based on U.S. Treasury yield constant maturities for a term matching the expected term of the awards. The inputs for the Monte Carlo simulation model are designated as Level 2 within the fair value hierarchy.

Equity Plan for Non-Employee Directors

The maximum aggregate number of shares of Common Stock that may be issued under the 2021 Directors Plan is 90,000 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. As of September 30, 2026, 64,407 shares of Common Stock remained available under the 2021 Directors Plan for future grants.
The following table summarizes activity related to the RSAs under the 2021 Directors Plan for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Number of RSAs	Weighted-Average Grant-Date Fair Value per Share
Nonvested at beginning of period	—	$—
Granted (1)(2)	4,686	305
Vested	(4,686)	305
Cancelled and forfeited	—	—
Nonvested at end of period	—	$—

(1)RSAs vest in full on the date of grant.
(2)Of the 4,686 RSAs that were granted during the nine months ended September 30, 2026, 1,108 RSAs were deferred at the election of certain directors pursuant to the 2021 Directors Plan until the year following the director’s termination as a director.

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Salaries and related employee expenses (employee awards)	$4,168	$3,493	$12,189	$10,061
General and administrative expenses (director awards)	—	—	1,430	1,314
Total share-based compensation expense (1)	$4,168	$3,493	$13,619	$11,375

(1)The Company recognized a tax benefit of $0.9 million and $0.7 million related to share-based compensation for the three months ended September 30, 2026 and 2025, respectively. The Company recognized a tax benefit of $2.9 million and $2.4 million related to share-based compensation for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, there was $18.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing share-based plans expected to be recognized over a weighted average period of 1.1 years.

9.    Other Income, Net

Other income, net for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other income, net:
Interest earned on cash and cash equivalents, net	$2,628	$5,879	$6,067	$15,002
Interest earned on financing receivable, net	392	—	914	—
Expected return on pension assets, net	546	219	1,639	657
Miscellaneous income (expense), net	24	(10)	52	(10)
Total other income, net	$3,590	$6,088	$8,672	$15,649

10.    Income Taxes

The calculation of our effective tax rate was as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$210,392	$155,179	$587,654	$458,564
Income tax expense	$43,024	$33,941	$123,454	$100,534
Effective tax rate	20.4%	21.9%	21.0%	21.9%

During the nine months ended September 30, 2026, we executed an agreement with an eligible taxpayer to purchase up to $60.0 million of transferable federal tax credits for $55.8 million, resulting in an estimated tax benefit of $4.2 million. The estimated tax benefit recognized for the three and nine months ended September 30, 2026, was included in our estimated annual effective tax rate and reduced income tax expense during the period.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025 (in thousands, except number of shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$167,368	$121,238	$464,200	$358,030

Basic earnings per share:
Weighted average shares outstanding for basic earnings per share	68,974,683	68,954,649	68,969,482	68,952,951
Basic earnings per share	$2.43	$1.76	$6.73	$5.19

Diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	68,974,683	68,954,649	68,969,482	68,952,951
Effect of dilutive securities:
Incentive and equity compensation plans	61,653	76,125	49,976	71,895
Weighted average shares outstanding for diluted earnings per share	69,036,336	69,030,774	69,019,458	69,024,846
Diluted earnings per share	$2.42	$1.76	$6.73	$5.19

Restricted stock, if any, is included in the number of shares of Common Stock issued and outstanding but omitted from the basic EPS calculation until the shares of restricted stock vest. Certain stock awards granted are not included in the dilutive securities in the table above as they were anti-dilutive for the three and nine months ended September 30, 2026 and 2025.

12.    Commitments and Contingencies

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial condition, results of operations or liquidity as of September 30, 2026, other than as described below.

Prior to January 1, 2022, ad valorem taxes with respect to our historical royalty interests were paid directly by third parties pursuant to an existing arrangement. After the completion of our Corporate Reorganization, we received notice from a third party that it no longer intended to pay the ad valorem taxes related to such historical royalty interests. In order to protect the historical royalty interests from any potential tax liens for non-payment of ad valorem taxes, we have accrued and/or paid such ad valorem taxes since January 1, 2022. While we intend to seek reimbursement from the third party for such taxes, we are unable to estimate the amount and/or likelihood of such reimbursement, and accordingly, no loss recovery receivable has been recorded as of September 30, 2026.

Lease Commitments

As of September 30, 2026 and December 31, 2025, we had right-of-use assets of $12.9 million and $13.7 million, respectively, and lease liabilities of $17.7 million and $17.8 million, respectively, primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The leases for our Dallas and Midland offices expire in October 2037 and July 2027, respectively. In 2026, we amended our Dallas office lease agreement to provide for additional office space. The additional space is expected to become available for use by the end of the year. The amendment to the Dallas office lease agreement provides for approximately $11.5 million of future minimum lease payments, which are excluded from the lease liabilities and future minimum lease payments presented in the table below. The office lease agreements require monthly rent payments, and operating lease expense is recognized on a straight-line basis over the lease term. Operating lease costs were $0.6 million and $1.7 million for the three and nine months ended September 30, 2026, respectively. Operating lease costs were $0.4 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.

The weighted-average lease term for our operating lease liabilities is approximately 9.5 years. The weighted average discount rate of our operating leases is 6.6%.

Future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2026	$625
2027	2,401
2028	2,275
2029	2,338
2030	2,403
2031 and thereafter	14,220
Total lease payments	24,262
Less: imputed interest	(6,574)
Total operating lease liabilities	$17,688

13.    Changes in Equity

The following tables present changes in our equity for the nine months ended September 30, 2026 and 2025 (in thousands, except shares and per share amounts):

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the nine months ended September 30, 2026:
Balances as of December 31, 2025	68,938,230	$691	$(151,242)	$9,906	$4,150	$1,595,402	$1,458,907
Net income	—	—	—	—	—	142,902	142,902
Regular dividends paid and accrued — $0.60 per share of common stock	—	—	—	—	—	(41,796)	(41,796)
Share-based compensation, net of forfeitures	57,967	—	27,397	(6,997)	—	(15,045)	5,355
Shares exchanged for tax withholdings	(22,010)	—	(9,063)	—	—	—	(9,063)
Periodic pension costs, net of income taxes of $95	—	—	—	—	(359)	—	(359)
Balances as of March 31, 2026	68,974,187	691	(132,908)	2,909	3,791	1,681,463	1,555,946
Net income	—	—	—	—	—	153,930	153,930
Regular dividends paid and accrued — $0.60 per share of common stock	—	—	—	—	—	(41,387)	(41,387)
Share-based compensation, net of forfeitures	611	—	286	4,102	—	(70)	4,318
Shares exchanged for tax withholdings	(115)	—	(51)	—	—	—	(51)
Periodic pension costs, net of income taxes of $96	—	—	—	—	(358)	—	(358)
Balances as of June 30, 2026	68,974,683	691	(132,673)	7,011	3,433	1,793,936	1,672,398
Net income	—	—	—	—	—	167,368	167,368
Regular dividends paid and accrued — $0.60 per share of common stock	—	—	—	—	—	(41,385)	(41,385)
Share-based compensation, net of forfeitures	—	—	—	4,168	—	(69)	4,099
Periodic pension costs, net of income taxes of $95	—	—	—	—	(359)	—	(359)
Balances as of September 30, 2026	68,974,683	$691	$(132,673)	$11,179	$3,074	$1,919,850	$1,802,121

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
For the nine months ended September 30, 2025:
Balances as of December 31, 2024	68,915,409	$231	$(168,843)	$19,900	$3,583	$1,277,594	$1,132,465
Net income	—	—	—	—	—	120,652	120,652
Regular dividends paid and accrued — $0.53 per share of common stock	—	—	—	—	—	(37,434)	(37,434)
Share-based compensation, net of forfeitures	77,670	—	38,253	(17,778)	—	(15,602)	4,873
Shares exchanged for tax withholdings	(31,344)	—	(14,260)	—	—	—	(14,260)
Periodic pension costs, net of income taxes of $11	—	—	—	—	(39)	—	(39)
Balances as of March 31, 2025	68,961,735	231	(144,850)	2,122	3,544	1,345,210	1,206,257
Net income	—	—	—	—	—	116,140	116,140
Regular dividends paid and accrued — $0.53 per share of common stock	—	—	—	—	—	(36,782)	(36,782)
Share-based compensation, net of forfeitures	357	—	174	3,311	—	(66)	3,419
Shares exchanged for tax withholdings	(114)	—	(51)	—	—	—	(51)
Periodic pension costs, net of income taxes of $10	—	—	—	—	(39)	—	(39)
Balances as of June 30, 2025	68,961,978	231	(144,727)	5,433	3,505	1,424,502	1,288,944
Net income	—	—	—	—	—	121,238	121,238
Regular dividends paid and accrued — $0.54 per share of common stock	—	—	—	—	—	(36,815)	(36,815)
Share-based compensation, net of forfeitures	4,806	—	2,332	1,177	—	(25)	3,484
Repurchases of common stock and related excise taxes	(27,000)	—	(8,363)	—	—	—	(8,363)
Shares exchanged for tax withholdings	(1,554)	—	(484)	—	—	—	(484)
Periodic pension costs, net of income taxes of $10	—	—	—	—	(40)	—	(40)
Balances as of September 30, 2025	68,938,230	$231	$(151,242)	$6,610	$3,465	$1,508,900	$1,367,964

Stock Repurchase Program

On November 1, 2022, our board of directors (the “Board”) approved a stock repurchase program, which became effective January 1, 2023, to purchase up to an aggregate of $250.0 million of our outstanding Common Stock. The Company opportunistically repurchases stock under the stock repurchase program with funds generated by cash from operations. The stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Purchases under the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion, including under a Rule 10b5-1 trading plan implemented by the Company, and are subject to market conditions, applicable legal requirements and other factors. As of September 30, 2026, the remaining amount authorized under the approved stock repurchase program was $170.2 million.

14.    Business Segment Reporting

During the periods presented, we reported our financial performance based on the following reportable segments: Land and Resource Management and Water Services and Operations. We eliminate inter-segment revenues and expenses, if any, upon consolidation. There were no inter-segment revenues for the three and nine months ended September 30, 2026 and 2025.

The Land and Resource Management segment encompasses the business of managing our approximately 896,000 surface acres of land and our approximately 224,000 NRA of oil and gas royalty interests, principally concentrated in the Permian Basin. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment primarily consist of revenue generated from sales of sourced and treated water, as well as revenue from produced water royalties.

The following tables present segment financial results for Land and Resource Management (“LRM”) and Water Services and Operations (“WSO”) and the reconciliation to consolidated financial results for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$167,275	$—	$167,275	$108,705	$—	$108,705
Water sales	—	28,437	28,437	—	44,578	44,578
Produced water royalties	—	41,386	41,386	—	32,268	32,268
Easements and other surface-related income	34,182	1,999	36,181	12,741	3,974	16,715
Land sales	111	—	111	819	—	819
Total revenues	201,568	71,822	273,390	122,265	80,820	203,085

Expenses:
Salaries and related employee expenses	9,247	7,920	17,167	7,298	7,089	14,387
Water service-related expenses	—	13,817	13,817	—	16,428	16,428
General and administrative expenses	7,247	3,353	10,600	3,431	2,160	5,591
Depreciation, depletion and amortization	17,647	5,186	22,833	10,453	4,510	14,963
Ad valorem and other taxes	1,149	41	1,190	2,614	11	2,625
Total operating expenses	35,290	30,317	65,607	23,796	30,198	53,994

Operating income	166,278	41,505	207,783	98,469	50,622	149,091

Interest expense	(785)	(196)	(981)	—	—	—
Other income, net	2,728	862	3,590	4,827	1,261	6,088
Income before income taxes	168,221	42,171	210,392	103,296	51,883	155,179
Income tax expense	34,456	8,568	43,024	22,536	11,405	33,941
Net income	$133,765	$33,603	$167,368	$80,760	$40,478	$121,238

	Nine Months Ended September 30,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$431,031	$—	$431,031	$314,956	$—	$314,956
Water sales	—	115,033	115,033	—	108,968	108,968
Produced water royalties	—	111,990	111,990	—	90,705	90,705
Easements and other surface-related income	66,909	10,249	77,158	61,568	9,595	71,163
Land sales	21,055	—	21,055	819	—	819
Total revenues	518,995	237,272	756,267	377,343	209,268	586,611

Expenses:
Salaries and related employee expenses	25,152	22,564	47,716	21,727	21,304	43,031
Water service-related expenses	—	39,674	39,674	—	36,005	36,005
General and administrative expenses	17,987	9,248	27,235	10,392	6,964	17,356
Depreciation, depletion and amortization	38,536	14,979	53,515	27,279	13,324	40,603
Ad valorem and other taxes	5,958	241	6,199	6,667	34	6,701
Total operating expenses	87,633	86,706	174,339	66,065	77,631	143,696

Operating income	431,362	150,566	581,928	311,278	131,637	442,915

Interest expense	(2,357)	(589)	(2,946)	—	—	—
Other income, net	6,449	2,223	8,672	12,399	3,250	15,649
Income before income taxes	435,454	152,200	587,654	323,677	134,887	458,564
Income tax expense	91,334	32,120	123,454	70,804	29,730	100,534
Net income	$344,120	$120,080	$464,200	$252,873	$105,157	$358,030

Interest income by segment is included in other income, net in the tables above.

The following tables present purchases of fixed assets, total assets and property, plant and equipment, net by segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Purchases of Fixed Assets:
Land and resource management	$711	$10,050	$1,004	$10,214
Water services and operations	13,778	10,556	41,326	24,108
Total purchases of fixed assets	$14,489	$20,606	$42,330	$34,322

	September 30, 2026	December 31, 2025
Assets:
Land and resource management	$1,689,882	$1,332,180
Water services and operations	298,182	291,098
Total consolidated assets	$1,988,064	$1,623,278

Property, plant and equipment, net:
Land and resource management	$7,412	$7,336
Water services and operations	184,380	157,202
Total consolidated property, plant and equipment, net	$191,792	$164,538

15.    Oil and Gas Producing Activities

Our Share of Oil and Gas Produced

We measure our share of oil and gas produced in barrels of oil equivalent (“Boe”). One Boe equals one barrel of crude oil, condensate, natural gas liquids (“NGL”) or approximately 6,000 cubic feet of gas. For the three months ended September 30, 2026 and 2025, our share of oil and gas produced was approximately 42.3 thousand and 36.3 thousand Boe per day, respectively. For the nine months ended September 30, 2026 and 2025, our share of oil and gas produced was approximately 39.7 thousand and 33.6 thousand Boe per day, respectively.

Capitalized Oil and Gas Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depletion are as follows (in thousands):

	September 30, 2026	December 31, 2025
Oil, natural gas and NGL interests
Proved	$393,057	$369,282
Unproved	504,380	528,155
Total oil, natural gas and NGL interests	897,437	897,437
Less: accumulated depletion	(94,074)	(57,413)
Net oil, natural gas and NGL interests capitalized	$803,363	$840,024

The Company owns approximately 224,000 NRA as of September 30, 2026. Of our total NRA, approximately 191,000 was acquired in 1888 and was recorded with no value. The remaining approximately 33,000 NRA have been acquired over recent years and are included in royalty interests acquired on the condensed consolidated balance sheets. See additional discussion in Note 3, “Oil and Gas Royalty Interests.”

16.    Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Land and Royalty Interests Acquisitions

In October 2026, we acquired additional land and oil and gas royalty interests in Midland and Glasscock Counties, Texas, for an aggregate purchase price of $145.0 million, excluding acquisition costs.

Dividends Declared

On November 2, 2026, our Board declared a quarterly cash dividend of $0.60 per share, payable on December 15, 2026 to stockholders of record at the close of business on December 1, 2026.

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

The following discussion and analysis should be read in conjunction with our 2025 Annual Report filed with the SEC on February 18, 2026 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore, should not be relied upon as indicators of the Company’s future performance.

Overview

Texas Pacific Land Corporation (which, together with its subsidiaries as the context requires, may be referred to as “TPL”, the “Company”, “our”, “we” or “us”) is a Delaware corporation and one of the largest land and royalty owners in the State of Texas with approximately 896,000 surface acres of land, principally concentrated in the Permian Basin. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land, a 1/16th NPRI under approximately 371,000 acres of land, and approximately 33,000 additional net royalty acres (normalized to 1/8th) (“NRA”), for a collective total of approximately 224,000 NRA, principally concentrated in the Permian Basin.

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

Market Conditions

Average West Texas Intermediate (“WTI”) oil prices for the nine months ended September 30, 2026 increased by approximately 27% compared to average WTI oil prices during the same period last year. Oil prices are impacted by certain actions by OPEC+, geopolitics, and evolving global supply and demand trends, among other factors. In February 2026, an escalating military conflict in Iran led to attacks on energy infrastructure in the broader Middle East and caused major disruptions to the Strait of Hormuz, a critical shipping channel where a significant portion of global oil and liquefied natural gas supply transits through daily. As a result, global oil prices increased to over $90 per barrel during portions of 2026. The impact to oil prices for the balance of 2026 and beyond is uncertain and, in part, dependent on the duration of the conflict in Iran and the extent of damage to regional energy infrastructure. Average Henry Hub natural gas prices during 2026 have been roughly flat compared to average prior year period natural gas prices. Global and domestic natural gas markets benefited in 2026 from improved supply-demand balances, including tailwinds from expanded liquefied natural gas capacity and improved industrial and power demand, among other factors. Since mid-2022, the Waha Hub located in Pecos County, Texas has at times experienced significant negative price differentials relative to Henry Hub, located in Erath, Louisiana, due in part to growing local Permian Basin natural gas production and limited natural gas pipeline takeaway capacity. Midstream infrastructure is currently being developed by operators to provide additional takeaway capacity, though the impact on future basis differentials will be dependent on future natural gas production and other factors. Changes in global and domestic macro-economic conditions could result in additional shifts in oil and gas supply and demand in future periods. Although our revenues are directly and indirectly impacted by oil and natural gas prices, we believe our royalty interests (which require no capital expenditures or operating expense burden from us for well development), strong balance sheet, and liquidity position will help us navigate through potential commodity price volatility.

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

Due to our ownership concentration in the Permian Basin, our revenues are directly impacted by oil and gas pricing and drilling activity in the Permian Basin. The metrics below show selected domestic benchmark oil and natural gas prices and approximate activity levels in the Permian Basin for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oil and Gas Pricing Metrics (1):
WTI Cushing oil average price per Bbl	$87.12	$65.78	$85.25	$67.31
Henry Hub natural gas average price per mmbtu	$2.87	$3.03	$3.49	$3.45
Waha Hub natural gas average price per mmbtu	$1.86	$0.52	$(0.70)	$1.16

Activity Metrics specific to the Permian Basin (1)(2):
Average monthly horizontal permits	719	589	644	601
Average monthly horizontal wells drilled	466	428	452	467
Average weekly horizontal rig count	255	238	234	267
DUCs as of September 30 for each applicable year	3,912	3,992	3,912	3,992

Total Average U.S. weekly horizontal rig count (2)	530	475	498	505

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

Average WTI Cushing oil prices increased for the nine months ended September 30, 2026 compared to the same period in 2025, and average Henry Hub natural gas prices were roughly flat for the nine months ended September 30, 2026 compared to the same period in 2025. E&P companies broadly have continued to deploy capital towards drilling and development activities in the Permian Basin at a measured pace. Although average rig counts during the nine months ended September 30, 2026 were lower compared to the same period in 2025, increased drilling and completion efficiencies have allowed operators, in aggregate, to grow Permian Basin production. As we are a significant land and royalty owner in the Permian Basin and not an oil and gas producer, our revenue is affected by the development decisions made by companies that operate in the areas where we own royalty interests and land. Accordingly, these decisions made by others affect, both directly and indirectly, our oil and gas royalties, produced water royalties, water sales, and other surface-related income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash and cash flows generated from our operations and our $500.0 million revolving credit agreement (the “Credit Facility”). See further discussion of our Credit Facility in Note 7, “Credit Facility” in the notes to the condensed consolidated financial statements in this Quarterly Report. Our primary liquidity and capital requirements are for acquisitions, purchases of fixed assets related to our Water Services and Operations segment (the extent and timing of which are under our control), working capital, and general business needs.

We continuously review our levels of liquidity and capital resources. If market conditions were to change and our revenues were to decline significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could draw on our Credit Facility or seek alternative sources of funding. As of September 30, 2026, we had no off-balance sheet arrangements that require us to provide funding, guarantees, or other forms of financial support. The Credit Facility remains undrawn, and the Company is in compliance with all covenants under the Credit Facility as of September 30, 2026.

As we evaluate our current capital structure, capital allocation priorities, business fundamentals, and investment opportunities, we have set a target cash and cash equivalents balance of approximately $700.0 million. To the extent our cash and cash equivalents balance exceeds this target, we expect to seek to deploy the majority of our free cash flow towards returning capital to our stockholders in the form of special dividends and/or share repurchases. As of September 30, 2026, we had cash and cash equivalents of $369.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support our business, to pay regular dividends, subject to the discretion of our board of directors (the “Board”), to, subject to market conditions, repurchase shares of our Common Stock for potential acquisitions and for general corporate purposes. We believe that our cash from operations and our cash and cash equivalents balance, together with our revolving Credit Facility will be sufficient to meet ongoing capital expenditures, working capital requirements, and other cash needs and to allow for opportunistic transactions for at least the next 12 months.

Land Acquisitions

During the nine months ended September 30, 2026, we acquired land for an aggregate purchase price of $122.7 million. The acquisitions included land in Shackelford and Jones Counties, Texas, in connection with our data center and power generation initiative, as well as acquisitions in Winkler and Reeves Counties, Texas. In October 2026, we acquired additional land and oil and gas royalty interests in Midland and Glasscock Counties, Texas, for an aggregate purchase price of $145.0 million, excluding acquisition costs.

Land Sales

During the nine months ended September 30, 2026, we entered into an agreement with Chevron U.S.A. Inc., a subsidiary of Chevron Corporation (NYSE: CVX) (“Chevron”), to provide land and brackish water resources for Chevron’s recently announced development known as Project Kilby, involving a large-scale power generation facility Chevron is developing to support a customer data center in Reeves County, Texas. As part of the agreement, we sold land for aggregate consideration of $42.5 million and acquired the exclusive right to source aquifer-derived water for the power generation facility and other associated aspects of the project. The consideration consisted of a nominal cash payment received at closing and annual payments due to us through 2046.

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

In addition to the agreement with Chevron, during the nine months ended September 30, 2026, we sold land in Texas for an aggregate sales price of $0.1 million.

Purchase of Transferable Federal Income Tax Credits

During the nine months ended September 30, 2026, we entered into an agreement to purchase up to $60.0 million of transferable federal tax credits from an eligible taxpayer for $55.8 million, resulting in an estimated tax benefit of $4.2 million. The purchased credits reduced federal income tax payments otherwise payable to the Internal Revenue Service and were reflected as a tax benefit in our effective tax rate during the period. As of September 30, 2026, we have paid $25.5 million for $27.5 million of transferable federal tax credits, with the remaining cash payments under the agreement expected to be made during the remainder of 2026 as the underlying credits are generated and transferred to us.

Development of New Solutions for Produced Water and Capital Expenditures

In 2024, we announced our progress towards developing a patented, energy-efficient, desalination and treatment process and associated equipment that can recycle produced water into fresh water with quality standards appropriate for surface discharge and beneficial reuse. With the Permian Basin generating over 20 million barrels of produced water per day, we believe this technology provides an attractive and critical alternative to subsurface injection. Construction of our facility, which is designed to have an initial capacity of 10,000 barrels of water per day, is complete and commissioning has commenced. Cumulatively through September 30, 2026, we have spent $65.4 million ($19.9 million during the nine months ended September 30, 2026) on this new energy-efficient desalination and treatment process and equipment, of which $55.3 million has been capitalized as of September 30, 2026.

Additionally, during the nine months ended September 30, 2026, we invested approximately $24.8 million to enhance our water sourcing assets.

Return of Capital to Stockholders

During the nine months ended September 30, 2026, we paid $124.6 million in dividends to our stockholders. There were no repurchases of shares of our Common Stock during the nine months ended September 30, 2026.

Cash Flows from Operating Activities

Our cash flows provided by operating activities are primarily from oil, gas, produced water royalties, water and land sales, easements, and other surface-related income. Cash flows used in operations generally consist of operating expenses associated with our revenue streams, including general and administrative expenses, and income taxes. Cash flows from operating activities are subject to fluctuations resulting from overall activity levels in the Permian Basin, including development decisions made by our customers and commodity prices.

For the nine months ended September 30, 2026 and 2025, cash provided by operating activities was $527.3 million and $432.2 million, respectively. The increase in cash flows provided by operating activities for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily driven by an increase in operating income and changes in working capital requirements during 2026 as compared to 2025.

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

For the nine months ended September 30, 2026 and 2025, cash used in investing activities was $169.4 million and $137.6 million, respectively. Cash used for acquisitions, including deposits for acquisitions, totaled $126.2 million and $110.6 million, for the nine months ended September 30, 2026 and 2025, respectively, while purchases of fixed assets totaled $43.2 million and $30.9 million, respectively. For additional information regarding acquisitions of royalty interests and land, see Note 3, “Oil and Gas Royalty Interests” and Note 4, “Real Estate Activity,” respectively, in the notes to the condensed consolidated financial statements in this Quarterly Report.

Cash Flows Used in Financing Activities

Our cash flows used in financing activities primarily consist of activities that return capital to our stockholders, such as payments of dividends and repurchases of our Common Stock.

For the nine months ended September 30, 2026 and 2025, cash used in financing activities was $133.7 million and $134.2 million, respectively. During the nine months ended September 30, 2026 and 2025, we paid total dividends of $124.6 million and $111.0 million, respectively. During the nine months ended September 30, 2026 and 2025, employees surrendered $9.1 million and $14.8 million in shares of Common Stock, respectively, to the Company to settle tax withholdings related to stock vesting. There were no repurchases of shares of our Common Stock during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we repurchased $8.4 million of shares of our Common Stock.

Results of Operations

The following tables show our consolidated results of operations and our results of operations by reportable segment for Land and Resource Management (“LRM”) and Water Services and Operations (“WSO”) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$167,275	$—	$167,275	$108,705	$—	$108,705
Water sales	—	28,437	28,437	—	44,578	44,578
Produced water royalties	—	41,386	41,386	—	32,268	32,268
Easements and other surface-related income	34,182	1,999	36,181	12,741	3,974	16,715
Land sales	111	—	111	819	—	819
Total revenues	201,568	71,822	273,390	122,265	80,820	203,085

Expenses:
Salaries and related employee expenses	9,247	7,920	17,167	7,298	7,089	14,387
Water service-related expenses	—	13,817	13,817	—	16,428	16,428
General and administrative expenses	7,247	3,353	10,600	3,431	2,160	5,591
Depreciation, depletion and amortization	17,647	5,186	22,833	10,453	4,510	14,963
Ad valorem and other taxes	1,149	41	1,190	2,614	11	2,625
Total operating expenses	35,290	30,317	65,607	23,796	30,198	53,994

Operating income	166,278	41,505	207,783	98,469	50,622	149,091

Interest expense	(785)	(196)	(981)	—	—	—
Other income, net	2,728	862	3,590	4,827	1,261	6,088
Income before income taxes	168,221	42,171	210,392	103,296	51,883	155,179
Income tax expense	34,456	8,568	43,024	22,536	11,405	33,941
Net income	$133,765	$33,603	$167,368	$80,760	$40,478	$121,238

	Nine Months Ended September 30,
	2026			2025
	LRM	WSO	Consolidated	LRM	WSO	Consolidated
Revenues:
Oil and gas royalties	$431,031	$—	$431,031	$314,956	$—	$314,956
Water sales	—	115,033	115,033	—	108,968	108,968
Produced water royalties	—	111,990	111,990	—	90,705	90,705
Easements and other surface-related income	66,909	10,249	77,158	61,568	9,595	71,163
Land sales	21,055	—	21,055	819	—	819
Total revenues	518,995	237,272	756,267	377,343	209,268	586,611

Expenses:
Salaries and related employee expenses	25,152	22,564	47,716	21,727	21,304	43,031
Water service-related expenses	—	39,674	39,674	—	36,005	36,005
General and administrative expenses	17,987	9,248	27,235	10,392	6,964	17,356
Depreciation, depletion and amortization	38,536	14,979	53,515	27,279	13,324	40,603
Ad valorem and other taxes	5,958	241	6,199	6,667	34	6,701
Total operating expenses	87,633	86,706	174,339	66,065	77,631	143,696

Operating income	431,362	150,566	581,928	311,278	131,637	442,915

Interest expense	(2,357)	(589)	(2,946)	—	—	—
Other income, net	6,449	2,223	8,672	12,399	3,250	15,649
Income before income taxes	435,454	152,200	587,654	323,677	134,887	458,564
Income tax expense	91,334	32,120	123,454	70,804	29,730	100,534
Net income	$344,120	$120,080	$464,200	$252,873	$105,157	$358,030

Interest income by segment is included in other income, net in the tables above.

Consolidated Results of Operations

For the Three Months Ended September 30, 2026 as Compared to the Three Months Ended September 30, 2025

Total revenues were $273.4 million for the three months ended September 30, 2026 compared to $203.1 million for the three months ended September 30, 2025. Total operating expenses were $65.6 million for the three months ended September 30, 2026 compared to $54.0 million for the three months ended September 30, 2025. Net income was $167.4 million for the three months ended September 30, 2026 compared to $121.2 million for the three months ended September 30, 2025. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”

For the Nine Months Ended September 30, 2026 as Compared to the Nine Months Ended September 30, 2025

Total revenues were $756.3 million for the nine months ended September 30, 2026 compared to $586.6 million for the nine months ended September 30, 2025. Total operating expenses were $174.3 million for the nine months ended September 30, 2026 compared to $143.7 million for the nine months ended September 30, 2025. Net income was $464.2 million for the nine months ended September 30, 2026 compared to $358.0 million for the nine months ended September 30, 2025. Individual revenue and expense line items are discussed below under “Segment Results of Operations.”

Segment Results of Operations

We operate our business in two reportable segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses, if any, upon consolidation.

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. The reportable segments presented are consistent with our reportable segments discussed in Note 14, “Business Segment Reporting” in the notes to the condensed consolidated financial statements in this Quarterly Report. We monitor our reportable segments based upon net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

For the Three Months Ended September 30, 2026 as Compared to the Three Months Ended September 30, 2025

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $167.3 million for the three months ended September 30, 2026, an increase of $58.6 million compared to the same period of 2025. The average realized price increased 31.9% to $44.97 per barrel of oil equivalent (“Boe”) for the three months ended September 30, 2026 from $34.10 per Boe for the three months ended September 30, 2025. Our share of production increased to 42.3 thousand Boe per day for the three months ended September 30, 2026 compared to 36.3 thousand Boe per day for the same period of 2025.

The financial and operational data by royalty stream is presented in the table below for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Our share of production volumes (1):
Oil (MBbls)	1,578	1,284
Natural gas (MMcf)	7,051	6,142
NGL (MBbls)	1,142	1,031
Equivalents (MBoe)	3,895	3,338
Equivalents per day (MBoe/d)	42.3	36.3

Oil and gas royalty revenue (in thousands):
Oil royalties	$125,910	$79,860
Natural gas royalties	15,628	11,441
NGL royalties	25,737	17,404
Total oil and gas royalties	$167,275	$108,705

Realized prices (1):
Oil ($/Bbl)	$83.57	$65.14
Natural gas ($/Mcf)	$2.40	$2.01
NGL ($/Bbl)	$24.37	$18.25
Equivalents ($/Boe)	$44.97	$34.10

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

Easements and other surface-related income. Easements and other surface-related income was $34.2 million for the three months ended September 30, 2026, compared to $12.7 million for the three months ended September 30, 2025. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas E&P, renewable energy, and agricultural operations. The increase in easements and other surface-related income was principally related to increases in pipeline easements of $15.4 million, power line and utility easements of $3.2 million, and lease bonuses associated with acquired royalty interests of $1.8 million for the three months ended September 30, 2026 compared to the same period of 2025. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement, and the number of easements entered into for any given period. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the three months ended September 30, 2026.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $9.2 million for the three months ended September 30, 2026 compared to $7.3 million for the same period of 2025. The increase in salaries and related employee expenses was principally related to market compensation adjustments that take effect annually at the start of a given year and an increase in company headcount compared to the same period of 2025.

General and administrative expenses. General and administrative expenses were $7.2 million for the three months ended September 30, 2026 compared to $3.4 million for the comparable period of 2025. The increase in general and administrative expenses was primarily due to increases in legal and professional fees of $1.6 million, land operating expenses of $0.9 million, and rent and office-related expenses of $0.3 million compared to the same period of 2025. Land operating expenses include costs associated with preparing aggregate materials for sale and the maintenance of our surface acreage. These expenses may fluctuate from period to period based on the nature and timing of such activities.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $17.6 million for the three months ended September 30, 2026 compared to $10.5 million for the comparable period of 2025. The increase in depreciation, depletion and amortization was principally due to depletion expense associated with royalty interests acquired during the second half of 2025.

Ad valorem and other taxes. Ad valorem and other taxes were $1.1 million for the three months ended September 30, 2026 compared to $2.6 million for the comparable period of 2025. The decrease was primarily attributable to lower tax assessments received from local tax authorities.

Other income, net. Other income, net was $2.7 million for the three months ended September 30, 2026 compared to $4.8 million for the same period of 2025. Lower cash balances and investment yields during the three months ended September 30, 2026 compared to the same period of 2025 resulted in a decrease in interest income.

Income tax expense. Income tax expense was $34.5 million for the three months ended September 30, 2026 compared to $22.5 million for the comparable period of 2025. The increase in income tax expense is primarily attributable to the increase in operating income for the three months ended September 30, 2026 compared to the same period of 2025, and, to a lesser extent, was partially offset by a lower effective tax rate due to the tax benefit from transferable federal income tax credits. See “Liquidity and Capital Resources” above for additional discussion.

Water Services and Operations

Water sales. Water sales revenue decreased $16.1 million to $28.4 million for the three months ended September 30, 2026, compared to $44.6 million for the same period of 2025. The decrease in water sales was principally due to decreases of 26.4% in average realized pricing and 13.4% in water sales volumes for the three months ended September 30, 2026, compared to the same period of 2025. Water sales volumes are dependent upon customer demand in the areas in which we provide water to customers and may fluctuate from period to period.

Produced water royalties. Produced water royalties are received from the transfer or disposal of produced water on our land, are contractual and are not paid as a matter of right. Produced water royalties are also fee based and not directly impacted by lower commodity prices. However, indirectly, volumes may vary from period to period depending upon development activity levels and operator decisions involving recycling versus disposal of produced water. We do not operate any saltwater disposal wells. Produced water royalties increased to $41.4 million for the three months ended September 30, 2026 compared to $32.3 million for the same period in 2025. This increase was principally due to a 27.2% increase in produced water volumes for the three months ended September 30, 2026 compared to the same period of 2025.

The table below provides financial and operational data by water revenue type for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Water volumes (in MBbls) (1):
Water sales	61,796	71,332
Produced water royalties	509,748	400,804

Water volumes in barrels per day (in MBbls/d) (2):
Water sales	672	775
Produced water royalties	5,541	4,357

Water revenue (in thousands):
Water sales	$28,437	$44,578
Produced water royalties	$41,386	$32,268

(1)    MBbl = 1 thousand barrels of water.
(2)    MBbl/d = 1 thousand barrels of water per day.

Easements and other surface-related income. Easements and other surface-related income was $2.0 million for the three months ended September 30, 2026, compared to $4.0 million for the three months ended September 30, 2025. The decrease in easements and other surface-related income was principally related to a decrease in temporary permits of $1.1 million. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and may also be affected by volumes and commodity prices associated with royalties on certain hydrocarbons recovered in connection with produced water disposal activities. As a result, this income is unpredictable and may vary significantly from period to period.

Water service-related expenses. Water service-related expenses decreased $2.6 million to $13.8 million for the three months ended September 30, 2026 compared to the same period of 2025. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The decrease in water service-related expenses for the three months ended September 30, 2026 compared to the same period of 2025 was principally related to a 13.4% decrease in water sales volumes.

General and administrative expenses. General and administrative expenses were $3.4 million for the three months ended September 30, 2026 compared to $2.2 million for the comparable period of 2025. The increase was principally related to increases in professional services and travel expenses compared to the same period of 2025.

Income tax expense. Income tax expense was $8.6 million for the three months ended September 30, 2026 compared to $11.4 million for the same period of 2025. The decrease in income tax expense was primarily attributable to the decrease in operating income for the three months ended September 30, 2026 compared to the same period of 2025, and to a lesser extent, a lower effective tax rate due to the tax benefit from transferable federal income tax credits. See “Liquidity and Capital Resources” above for additional discussion.

For the Nine Months Ended September 30, 2026 as Compared to the Nine Months Ended September 30, 2025

Land and Resource Management

Oil and gas royalties. Oil and gas royalty revenue was $431.0 million for the nine months ended September 30, 2026, an increase of $116.1 million compared to the same period of 2025. Our share of production increased to 39.7 thousand Boe per day for the nine months ended September 30, 2026 compared to 33.6 thousand Boe per day for the same period of 2025. The average realized price increased 15.5% to $41.60 per Boe for the nine months ended September 30, 2026 from $36.01 per Boe for the same period of 2025.

The financial and operational data by royalty stream is presented in the table below for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Our share of production volumes:
Oil (MBbls)	4,203	3,616
Natural gas (MMcf)	20,006	17,031
NGL (MBbls)	3,312	2,705
Equivalents (MBoe)	10,849	9,160
Equivalents per day (MBoe/d)	39.7	33.6

Oil and gas royalty revenue (in thousands):
Oil royalties	$335,810	$229,932
Natural gas royalties	28,049	33,576
NGL royalties	67,172	51,448
Total oil and gas royalties	$431,031	$314,956

Realized prices:
Oil ($/Bbl)	$83.67	$66.59
Natural gas ($/Mcf)	$1.52	$2.13
NGL ($/Bbl)	$21.93	$20.56
Equivalents ($/Boe)	$41.60	$36.01

Easements and other surface-related income. Easements and other surface-related income was $66.9 million for the nine months ended September 30, 2026, an increase of $5.3 million compared to $61.6 million for the nine months ended September 30, 2025. Easements and other surface-related income includes revenue related to the use and crossing of our land for oil and gas E&P, renewable energy, and agricultural operations. The increase in easements and other surface-related income was principally related to increases of $5.0 million in lease bonuses associated with acquired royalty interests and $2.5 million in power line and utility easements, partially offset by a decrease of $2.8 million in material sales, for the nine months ended September 30, 2026 compared to the same period of 2025. Easements and other surface-related income is dependent on development decisions made by companies that operate in the areas where we own land and is, therefore, unpredictable and may vary significantly from period to period. See “Market Conditions” and “Permian Basin Activity” above for additional discussion of development activity in the Permian Basin during the nine months ended September 30, 2026.

Land sales. Land sales revenue was $21.1 million during the nine months ended September 30, 2026 compared to $0.8 million for the comparable period of 2025. See Note 4, “Real Estate Activity” in the notes to the condensed consolidated financial statements in this Quarterly Report for further discussion of land sales.

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $25.2 million for the nine months ended September 30, 2026 compared to $21.7 million for the same period of 2025. The increase in salaries and related employee expenses was principally related to market compensation adjustments that take effect annually at the start of a given year and an increase in company headcount compared to the same period of 2025.

General and administrative expenses. General and administrative expenses were $18.0 million for the nine months ended September 30, 2026 compared to $10.4 million for the comparable period of 2025. The increase was principally related to increases in legal and professional fees of $2.6 million, rent and office-related expenses of $1.4 million, and land operating expenses of $1.3 million over the same time period of 2025. Land operating expenses include costs associated with preparing aggregate materials for sale and the maintenance of our surface acreage. These expenses may fluctuate from period to period based on the nature and timing of such activities.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $38.5 million for the nine months ended September 30, 2026 compared to $27.3 million for the comparable period of 2025. The increase was principally due to depletion expense associated with royalty interests acquired during the second half of 2025.

Interest expense. Interest expense was $2.4 million for the nine months ended September 30, 2026 related to the Credit Facility entered into during the fourth quarter of 2025. There was no interest expense incurred during the nine months ended September 30, 2025.

Other income, net. Other income, net was $6.4 million for the nine months ended September 30, 2026 compared to $12.4 million for the same period of 2025. Lower cash balances and investment yields during the nine months ended September 30, 2026 compared to the same period of 2025 resulted in a decrease in interest income.

Income tax expense. Income tax expense was $91.3 million for the nine months ended September 30, 2026 compared to $70.8 million for the comparable period of 2025. The increase in income tax expense is directly attributable to the increase in operating income for the nine months ended September 30, 2026 compared to the same period of 2025, and, to a lesser extent, was partially offset by a lower effective tax rate due to the tax benefit from transferable federal income tax credits purchased during the current period. See “Liquidity and Capital Resources” above for additional discussion.

Water Services and Operations

Water sales. Water sales revenue increased $6.1 million to $115.0 million for the nine months ended September 30, 2026 compared to $109.0 million for the same period of 2025. The increase in water sales was principally due to an increase of 5.0% in water sales volumes for the nine months ended September 30, 2026 compared to the same period of 2025. Water sales volumes are dependent upon customer demand in the areas in which we provide water to customers and may fluctuate from period to period.

Produced water royalties. Produced water royalties are royalties received from the transfer or disposal of produced water on our land, are contractual and are not paid as a matter of right. Produced water royalties are also fee based and not directly impacted by lower commodity prices. However, indirectly, volumes may vary from period to period depending upon development activity levels and operator decisions involving recycling versus disposal of produced water. We do not operate any saltwater disposal wells. Produced water royalties increased to $112.0 million for the nine months ended September 30, 2026 compared to $90.7 million for the comparable period of 2025. The increase in produced water royalties was principally due to the 21.8% increase in produced water volumes for the nine months ended September 30, 2026 compared to the same period of 2025.

	Nine Months Ended September 30,
	2026	2025
Water volumes (in MBbls):
Water sales	195,886	186,491
Produced water royalties	1,367,534	1,123,010

Water volumes in barrels per day (in MBbls/d):
Water sales	718	683
Produced water royalties	5,009	4,114

Water revenue (in thousands):
Water sales	$115,033	$108,968
Produced water royalties	$111,990	$90,705

Salaries and related employee expenses. Salaries and related employee expenses, which include not only salaries, equity and non-equity incentive compensation, but also employee benefits and contract labor expense, were $22.6 million for the nine months ended September 30, 2026 compared to $21.3 million for the same period of 2025. The increase in salaries and related employee expenses was principally related to market compensation adjustments that take effect annually at the start of a given year and an increase in company headcount compared to the same period of 2025.

Water service-related expenses. Water service-related expenses increased $3.7 million to $39.7 million for the nine months ended September 30, 2026 compared to the same period of 2025. Certain types of water-related expenses, including, but not limited to, treatment, transfer, water purchases, repairs and maintenance, equipment rental, and fuel costs, vary from period to period as our customers’ needs and requirements change. Right of way and other expenses also vary from period to period depending upon location of customer delivery. The increase in water service-related expenses for the nine months ended September 30, 2026 compared to the same period of 2025 was principally related to a 5.0% increase in water sales volumes.

General and administrative expenses. General and administrative expenses were $9.2 million for the nine months ended September 30, 2026 compared to $7.0 million for the comparable period of 2025. The increase was principally related to increases in professional services, travel expenses, corporate insurance expenses, and technology-related costs compared to the same period of 2025.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $15.0 million for the nine months ended September 30, 2026 compared to $13.3 million for the comparable period of 2025. The increase was principally due to depreciation expense related to new water service-related assets placed in service.

Other income, net. Other income, net was $2.2 million for the nine months ended September 30, 2026 compared to $3.3 million for the same period of 2025. The decrease in other income, net was principally related to lower cash balances and investment yields during the nine months ended September 30, 2026 compared to the same period of 2025, resulting in a decrease in interest income.

Income tax expense. Income tax expense was $32.1 million for the nine months ended September 30, 2026 compared to $29.7 million for the same period of 2025. The increase in income tax expense was primarily attributable to the increase in operating income for the nine months ended September 30, 2026 compared to the same period of 2025, and to a lesser extent, was partially offset by a lower effective tax rate due to the tax benefit from transferable federal income tax credits. See “Liquidity and Capital Resources” above for additional discussion.

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

The purpose of presenting Adjusted EBITDA is to highlight earnings without non-cash activity such as share-based compensation and other non-recurring or unusual items, if applicable. Additionally, Adjusted EBITDA is a metric used by our compensation committee of our Board to evaluate our performance in determining the short-term and long-term incentive compensation of our executive officers on an annual basis. We calculate Adjusted EBITDA as EBITDA plus employee share-based compensation, less land sale with financing arrangement and pension curtailment and settlement gain, as applicable to the periods presented.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$167,368	$121,238	$464,200	$358,030
Add:
Interest expense	981	—	2,946	—
Income tax expense	43,024	33,941	123,454	100,534
Depreciation, depletion and amortization	22,833	14,963	53,515	40,603
EBITDA	234,206	170,142	644,115	499,167
Add (deduct):
Employee share-based compensation	4,168	3,493	12,189	10,061
Land sale with financing arrangement	—	—	(20,944)	—
Adjusted EBITDA	$238,374	$173,635	$635,360	$509,228

The following table presents a reconciliation of net income to free cash flow for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$167,368	$121,238	$464,200	$358,030
Add (deduct):
Income tax expense	43,024	33,941	123,454	100,534
Depreciation, depletion and amortization	22,833	14,963	53,515	40,603
Employee share-based compensation	4,168	3,493	12,189	10,061
Current income tax expense	(52,580)	(30,166)	(127,819)	(95,430)
Land sale with financing arrangement	—	—	(20,944)	—
Purchases of fixed assets	(13,984)	(18,601)	(43,185)	(30,878)
(Increase) decrease in accounts payable related to purchases of fixed assets	(505)	(2,005)	855	(3,444)
Free cash flow	$170,324	$122,863	$462,265	$379,476

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in our 2025 Annual Report.

There have been no material changes to our critical accounting policies or in the estimates and assumptions underlying those policies from those provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2026 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of Common Stock during the three months ended September 30, 2026.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 18, 2026, Chris Steddum, our Chief Financial Officer, on behalf of himself and his spouse, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K that is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, for the sale of up to 9,953 shares of Common Stock. This Rule 10b5-1 trading arrangement begins February 16, 2027 and is scheduled to expire on the earlier of (i) August 13, 2027 and (ii) the sale of 9,953 shares of Common Stock.

Item 6. Exhibits and Financial Statement Schedules.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1†*	Amendment to Amended and Restated Employment Agreement, dated September 25, 2026, by and between Texas Pacific Land Corporation and Tyler Glover.
10.2†*	Amendment to Amended and Restated Employment Agreement, dated September 25, 2026, by and between Texas Pacific Land Corporation and Chris Steddum.
10.3†*	Amendment to Amended and Restated Employment Agreement, dated September 25, 2026, by and between Texas Pacific Land Corporation and Micheal W. Dobbs.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted as Inline iXBRL.

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

TEXAS PACIFIC LAND CORPORATION
(Registrant)

Date:	November 4, 2026	By:	/s/ Tyler Glover
Tyler Glover President, Chief Executive Officer and Director

Date:	November 4, 2026	By:	/s/ Chris Steddum
Chris Steddum Chief Financial Officer